Form 10-Q
period 1995-06-30
HUDSON CHARTERED BANCORP INC
filed 1995-08-15
CIK 776848

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to _________

Commission file number 0-17848

                  HUDSON CHARTERED BANCORP, INC.
      (Exact name of registrant as specified in its charter)

__________New York_____________                   14-1668718____________
(State or other jurisdiction of                             (I.R.S. Employer)
 incorporation of organization)                        Identification No.)

PO Box 310, Route 55, Lagrangeville, NY                      12540
   Address of principal executive offices)  (Zip Code)

(914)471-1711
(Registrant`s telephone number, including area code)

____________________________________________________________________________
       (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       X        No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,469,861 shares of Common Stock outstanding, par value $.80 per share, at July 31, 1995.

HUDSON CHARTERED BANCORP, INC. & SUBSIDIARIES


INDEX

                                               Page Reference
PART I
Item 1 -  Financial Statements

          Condensed Consolidated Balance Sheets                  1

          Condensed Consolidated Statements
          of Income & Expense                                    2

          Condensed Consolidated Statements
          of Cash Flows                                          3

          Condensed Consolidated Statement
          of Changes in Stockholders' Equity                     4

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                   5

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations          9


PART II - Other Information                                     20

          Signatures                                            20


























Part 1
Item 1: Financial information

CONDENSED CONSOLIDATED BALANCE SHEETS                           Form 10-Q
HUDSON CHARTERED BANCORP, INC.  AND SUBSIDIARIES
(dollars in thousands)
(Unaudited)                                   June 30,         December 31,
                                              1995             1994
ASSETS
Cash and due from banks                       $   28,808       $   26,746
Federal funds sold                                27,743           16,525
Total cash and cash equivalents                   56,551           43,271

Securities (see Notes)
  Available for sale                              67,707           53,837
  Held to maturity                                87,333           92,974
  Regulatory securities                            1,877              914

Loans held for sale                               11,360               95

Loans
  Commercial and industrial                       93,885           95,412
  Consumer installment                            56,680           50,135
  Real estate - construction                      11,031            6,417
  Real estate - mortgage                         256,079          277,593
  Other loans                                      2,429            2,505
  Total loans                                    420,104          432,062
  Allowance for loan losses                       (8,499)          (8,326)
Net loans                                        411,605          423,736

Premises and equipment, net                       17,643           17,687
Accrued income                                     4,833            5,076
Other assets                                       9,394            8,387

TOTAL ASSETS                                    $668,303         $645,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
   Demand deposits                              $124,440         $135,181
   Money market accounts                          69,036           85,989
   NOW accounts                                   57,289           55,698
   Savings accounts                              195,218          175,153
   Time deposits                                 162,429          128,049
Total deposits                                   608,412          580,070

Repurchase agreements                                               6,106
Notes payable                                      1,918            1,939
Other liabilities                                  2,760            5,324

TOTAL LIABILITIES                                613,090          593,439

STOCKHOLDERS' EQUITY (see notes)
Preferred stock Series B, 7.25%,
  convertible, cumulative                          5,714            5,714
Common stock                                       2,769            2,730
Common paid-in capital                            16,734           16,099
Retained earnings                                 31,016           29,353
Net unrealized securities losses                    (827)          (1,144)
Employee stock ownership plan                       (193)            (214)

TOTAL STOCKHOLDERS' EQUITY                        55,213           52,538

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $668,303         $645,977

<F1>
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE      FORM 10-Q
HUDSON CHARTERED BANCORP, INC.  AND SUBSIDIARIES
(dollars in thousands, except per share data)
(Unaudited)
                                  Three Months Ended          Six Months Ended
                                  6/30/95      6/30/94        6/30/95    6/30/94

Interest income:
   Loans, including fees          $ 10,066     $  7,934       $ 19,660   $ 15,339
   Federal funds sold                  445          256            799        482
   Taxable securities                1,642        1,724          3,257      3,302
   Tax-exempt securities               505          522          1,028      1,034
Total interest income               12,658       10,436         24,744     20,157

Interest expense                     5,483        3,455         10,410      6,717

Net interest income                  7,175        6,981         14,334     13,440

Provision for loan loss                600          475          1,100      1,100

Net interest income after
  provision for loan losses          6,575        6,506         13,234     12,340

Noninterest income:
   Service charges and fees            906          881          1,741      1,718
   Trust earnings                      176          138            313        265
   Gains on sales of securities, net    10           (9)            10         59
   Gains on sales of loans, net        194           31            206        127
   Other income                        333          361            635        608
Total noninterest income             1,619        1,402          2,905      2,777

GROSS OPERATING INCOME               8,194        7,908         16,139     15,117

Noninterest expense:
   Salaries and employee benefits    2,900        2,772          5,748      5,439
   Net occupancy and equipment
     expense                           910          957          1,833      1,962
   FDIC insurance                      390          438            711        728
   Stationary & supplies               241          162            453        315
   Telephone                           107           79            257        153
   Other real estate owned             102           26            177         75
   Merger related expense                           310            250        310
   Other expenses                    1,246        1,022          2,344      2,012
Total noninterest expense            5,896        5,766         11,773     10,994

Income before income taxes           2,298        2,142          4,366      4,123

Income taxes                           779          839          1,461      1,479

Net income                         $ 1,519      $ 1,303        $ 2,905    $ 2,644

Weighted average common shares
  outstanding
Primary                            3,504,586    3,405,520      3,488,692  3,394,769
Fully diluted                      3,905,570    3,811,254      3,889,675  3,806,077

Per common share data:
Primary earnings                   $     .40    $     .35      $     .77  $     .72
Fully diluted earnings                   .39          .34            .75        .69

Cash dividends declared                  .15          .15            .30        .30
Book value outstanding
  at period end                                     14.30                     13.72

<F1>
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                           FORM 10-Q
HUDSON CHARTERED BANCORP, INC.  AND SUBSIDIARIES
(dollars in thousands)
(Unaudited)                                              Six months ended
                                                      6/30/95       6/30/94
OPERATING ACTIVITIES

Net income                                            $    2,905    $   2,644
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses                                  1,100        1,100
Depreciation and amortization                                962          814
Amortization of security premiums and
  accretion of discounts                                     198          529
Amortization of core deposit intangible                       80           33
Realized gains on sales of securities and loans             (216)        (186)
Deferred  income tax benefits                                (72)        (270)
Increase  in other assets,                                  (695)      (1,570)
Decrease  in other liabilities                            (2,564)        (406)

NET CASH  PROVIDED BY OPERATING ACTIVITIES                 1,698        2,688

INVESTING ACTIVITIES
Proceeds  from sales of securities available for sale        510        2,013
Proceeds from maturities of securities                    16,052       38,357
Purchases of securities available for sale               (23,966)     (52,103)
Purchases of securities held to maturity                  (1,986)      (1,741)
Sales of loans                                            18,961        8,065
Transfer of loans to available for sale                  (11,360)
Nt increase in loans                                      (7,534)     (33,898)
Purchases of premises and equipment                         (918)        (796)
Proceeds from sale of OREO                                   150      _______
NET CASH USED BY INVESTING ACTIVITIES                    (10,091)     (40,103)

FINANCING ACTIVITIES
Net increase in deposit accounts                          28,342       25,305
Increase due to assumption/acquisition of deposits                     14,356
Proceeds from borrowings                                                1,725
Repayments on borrowings                                  (6,107)        (262)
Proceeds from issuance of stock                              674          448
Redemption of Series A preferred stock                      (805)
Cash dividends                                            (1,236)      (1,082)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES          21,673       39,685

INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS         13,280        2,270

CASH AND  CASH EQUIVALENTS AT BEGINNING OF YEAR           43,271       52,413

CASH AND  CASH EQUIVALENTS AT END OF PERIOD              $56,551      $54,683

CASH PAID FOR:
Interest                                                 $10,329      $ 6,689
Taxes                                                      1,620        1,695

NON-CASH ITEMS
Transfer from loans to OREO                             $  1,171     $    115
Sales of OREO properties funded by loans                                   88

Net change in unrealized gains (losses) recorded
  on securities available for sale                           544       (5,758)
Change in deferred taxes on net unrealized gains
  (losses) recorded on securities available for sale        (227)       2,230

<F1>
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES
(dollars in thousands, except per share data)
(unaudited)

                                                                                           Net
                                                                                           Unrealized
                                                               Common                      Securities
                                        Preferred    Common    Paid-In        Retained     Gains
                                        Stock        Stock     Capital        Earnings     (Losses)   ESOP    Total
Balance January 1, 1995                 $5,714       $2,730    $16,099        $29,353      ($1,144)   ($214)  $52,538

Net Income                                                                      2,905                           2,905

Dividends declared on Preferred Stock                                         (   207)                        (   207)

Dividends declared on Common Stock                                            ( 1,035)                        ( 1,035)
($0.30 per share)

Common Stock issued under the Dividend
Investment and Stock Purchase Plan,                      14       278                                              292
17,788 shares

Payments on ESOP borrowings                                                                              21         21

Stock options exercised:
  18,258 shares @ $12.625
    3,334 shares @ $11.125
    9,140 shares @ $12.50                                25      357                                               382

Market value adjustment on Securities
 Available for Sale, net                                                                      317                  317


Balance at June 30, 1995             $5,714          $2,769  $16,734         $31,016      (  $827)    ($193)   $55,213

<F1>
See notes to condensed consolidated financial statements.

FORM 10-Q

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES

Merger

Hudson Chartered Bancorp, Inc. was formed effective September 30, 1994 in connection with the merger of Fishkill National Corporation and Community Bancorp, Inc. ("Merger"). All 1994 comparative amounts reflect the pooling of interests accounting for the merger. Also in accordance with this method, merger related costs are expensed as incurred.

Basis of Presentation

As permitted by the Securities and Exchange Commission, the accompanying unaudited and condensed consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. See the notes to the financial statements for the year ended December 31, 1994.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 1995 and the consolidated results of operations for the three and six months periods ended June 30, 1995 and 1994 and the consolidated cash flows for the six months ended June 30, 1995 and 1994.

The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

The Company's consolidated revenues are primarily derived from its commercial banking subsidiary, The First National Bank of the Hudson Valley (the "Bank"). At June 30, 1995 the Bank had total assets of $662,735,000 and total stockholder's equity of $48,902,000, compared, respectively, to $640,815,000 and $47,108,000 in total assets and total stockholder's equity at December 31, 1994. Net income of the Bank included in consolidated equity was $2,966,000 and $2,694,000 for the six months ended June 30, 1995 and 1994, respectively.

Material intercompany items and transactions have been eliminated in consolidation.

Accounting for Impairment of a Loan

As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. This statement requires recognition of the impairment of a loan when it is probable that either principal and/or interest are not collectible in accordance with the terms of the loan agreement. Measurement of the impairment is based on the present value of expected cash flows discounted at the loan's effective rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral. Implementation of SFAS 114 did not have a material effect on the financial statements. Prior to 1995, the allowance for loan losses related to impaired loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The Company recognizes interest income on impaired loans primarily on the cash basis method.

At June 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 was $4.1 million (all of which loans were in nonaccrual status). Each impaired loan has a related allowance for credit losses determined in accordance with bank policy. The total allowance for loan losses related to these impaired loans was $800,000 as of June 30, 1995. The average recorded investment in impaired loans for the period ended June 30, 1995 was approximately $4.5 million. For the period ending June 30, 1995, interest income recognized by the Company on impaired loans was not material.

Pending Pronouncement

In May 1995, the Financial Accounting Standards Board issued Statement No. 122 "Accounting for Mortgage Servicing Rights" (SFAS 122). Such statement allows banks to report originated mortgage servicing rights as assets on the balance sheet. Such asset would be reported as the present value of estimated future net cash flows related to servicing mortgages for secondary market investors.

The Company has not, at this point, elected early adoption of SFAS No. 122 and, accordingly, has not recorded an asset related to originated mortgage servicing rights. The Company has sold $18.9 Million in loans in 1995 into the secondary market and retained servicing rights related to such loans at approximately .25% per annum. The servicing income related to such loans sold will be recorded in the statement of income and expense as earned. Had the Company recorded the value of such servicing rights as an asset, other income would have increased in 1995 for the value of such rights. However, future income related to the amounts recorded would be reduced. SFAS No. 122 must be implemented by January 1, 1996 and can only be applied on a prospective basis. In addition, the value of such servicing rights, when recorded, must be re-evaluated for impairment on a quarterly basis and a valuation reserve must be established when the then fair market value of such rights recorded is lower than the recorded amounts.



Securities
Securities consist of the following (in thousands):

                           At June 30, 1995                 At December 31, 1994

                           Carrying   Amortized  Fair       Carrying   Amortized   Fair
                           Amount     Cost       Value      Amount     Cost        Value
US Treasury:

Available for Sale         $19,838    $19,834    $19,838    $15,079    $15,187     $15,079

Held to Maturity            13,749     13,814     13,948     13,751     13,826      13,358

US Gov't Agencies:

Available for Sale          35,632     35,641     35,632     27,716     27,942      27,716

Held to Maturity            32,517     33,610      3,395     33,391     34,616      32,468

Obligations of States and
Political Subdivisions:

Available for Sale           4,605      4,608      4,605      1,412      1,470       1,412

Held to Maturity            41,042     41,222     40,934     45,807     46,005      44,941

Other Securities:

Available for Sale           7,632      7,708      7,632     9,630       9,707       9,630

Held to Maturity                25         25         25        25          25          25

Regulatory Securities        1,877      1,877      1,877       914         914         914

Total Securities          $156,917   $158,339   $157,886  $147,725    $149,692    $145,543

Total Available for Sale   $67,707    $67,791    $67,707   $53,837     $54,306     $53,837

Total Held to Maturity      87,333     88,671     88,302    92,974      94,472      90,792

Regulatory Securities        1,877      1,877      1,877       914         914         914

Total Securities          $156,917   $158,339   $157,886  $147,725    $149,692    $145,543

At June 30, 1995 the net unrealized loss on Securities Available for Sale (net of tax effect of $34,000) included as a separate component of stockholders' equity was $50,000.

As a result of the merger in 1994, certain securities classified as Available for Sale when acquired were transferred to the Held to Maturity portfolio. The securities were transferred at their estimated fair value of $71,468,000 on the dates transferred. The difference between the amortized cost and fair value on the transfer date aggregated $(1,637,000) or $(953,000) after tax. The difference is being amortized over the remaining term of the securities. The remaining unamortized loss on June 30, 1995 (net of tax effect of $555,000) included in the separate component of stockholders' equity was $777,000.

Earnings per common share

Primary earnings per common share is computed as follows (in thousands, except per share data):
                                            Three months ended      Six months ended
                                            June 30,                June 30,

                                            1995          1994      1995       1994


Weighted average common shares outstanding   3,459         3,364     3,440      3,359

Net effect of dilutive stock options at
average market price                            46            41        49         35

Total "primary" shares                       3,505         3,405     3,489      3,394

Net Income                                  $1,519        $1,303    $2,905     $2,644

Less preferred stock dividends declared        103           104       207        208

Net income applicable to common stock       $1,416        $1,199    $2,698     $2,436

"Primary" earnings per common share          $0.40        0.35       $0.77     $0.72

Fully diluted earnings per common share is computed as follows (in thousands, except per share data):
                                             Three months ended         Six months ended
                                             June 30,                   June 30,

                                              1995         1994         1995       1994

Weighted average common shares outstanding     3,459        3,364        3,440       3,359

Net effect of dilutive stock options              46           43           49          43

Assumed conversion of Series B,
  preferred stock                                401          404          401         404

Total "fully diluted" shares                   3,906        3,811        3,890       3,806

Net income applicable to common stock         $1,519       $1,303       $2,905      $2,644

"Fully diluted" earnings per common share      $0.39        $0.34        $0.75       $0.69

The net dilutive effect of stock options outstanding for primary earnings per share was based on the Treasury stock method using average market price.
The net dilutive effect of stock options outstanding for fully diluted earnings per share was based on the Treasury stock method using the greater of the quarter end or average market price.

Stockholders' Equity

The Company has authorized 5,000,000 shares of preferred stock, $.01 par value, which the Board of Directors is authorized to divide into series. The Board is also authorized to fix the rights and preferences of any series so established. The Series A and Series B described below are a portion of the shares authorized.

On January 15, 1994, the Company redeemed all the issued and outstanding shares of its 10% cumulative perpetual preferred stock, Series A, at its original issue and liquidation price of $100 per share. This transaction reduced the equity capital of the Company by $805,000.

The cumulative convertible perpetual preferred stock, Series B, is convertible at the option of the holder into shares of common stock at $14.25 per share of common stock, approximately 0.7 shares of common stock for each share of Series B. The conversion price is subject to adjustment upon the occurrence of certain events. The Series B is redeemable at $10 per share (the original issue and liquidation price) at the Company's option prior to January 1, 1998, if the market price of the Company's common stock has been at least 140% of the conversion price for 20 consecutive trading days at any time during the period. On or after January 1, 1998, the Series B is redeemable at the Company's option at prices declining annually from $10.40 per share in 1998 to $10.00 per share after 2002. Of the 575,000 authorized shares of Series B preferred, 571,401 shares were outstanding at June 30, 1995 and December 31, 1994. Cumulative cash dividends are payable quarterly at the rate of 7.25% per year on the original issue price of $10 per share. Quarterly dividends of $.18125 per share were declared on Series B preferred stock in 1995 and 1994 by the Company.

Shares of all the Company's preferred stock rank prior to common stock as to dividends and liquidation. Except for a limited right of each series of preferred stock to elect two Directors if full cumulative dividends have not been paid for six quarterly dividend periods, and a right to vote as a class on amendments to the Company's Certificate of Incorporation which could adversely affect the rights of the preferred shareholder, the preferred shareholders are not entitled to vote.

Authorized common stock, $.80 per value, is 20,000,000 shares. Issued and outstanding shares at June 30, 1995 and December 31, 1994, were 3,460,450 and 3,411,929, respectively.

On July 27, 1995, the Company announced that its Board of Directors authorized repurchases of up to 100,000 shares of common stock, (including equivalent shares of its convertible preferred stock) or approximately 2.9% of outstanding shares. Such shares will be held as treasury stock. The acquired shares will be used in connection with employee and shareholder stock plans. If the Company were to repurchase all of the 100,000 shares authorized, the total reduction to stockholders' equity would be approximately $1,575,000 to $1,700,000 based upon current market share prices. The Company believes that such purchases will have a modest positive effect on earnings per share.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company's financial condition on June 30, 1995 reflected total assets of $664,298,000, an increase of $18,321,000 or 2.8% over total assets at
December 31, 1994.  Net loans (not held for sale) decreased some $12,131,000 or 2.9 % to $411,605,000 at June 30, 1995. However, in the second quarter the Company sold certain long term fixed rate residential mortgages of which $6,508,000 were funded at June 30, 1995 and $11,360,000 were reclassified as loans held for sale pending funding. The Company sold these loans to reduce its exposure to future increases in interest rates. Exclusive of the loan sales, net loans increased $7,534,000. Cash and cash equivalents increased
$13,280,000 or 30.7% to $56,551,000 at June 30, 1995.   Additionally, aggregate
securities investments were $156,917,000 at June 30, 1995, an increase of $9,192,000 or 6.2% from the level at December 31, 1994. These increases were funded by an increase in deposits of $28,342,000 or 4.9% from December 31, 1994 to $608,412,000 at June 30,1995. All repurchase agreements outstanding at December 31, 1994 totaling $6,106,000 were repaid during the first quarter. Other assets increased by $764,000. Of this increase, approximately $800,000 is related to the net transfer, due to foreclosure, of certain non-accrual loans to "other real estate owned".

Of the changes in loans, commercial loans decreased $1,527,000 or 1.6%, and real estate loans decreased $21,514,000 or 7.8%, primarily related to the sale of fixed rate residential mortgages noted above. Construction loans increased $4,614,000 or 71.9% reflecting the seasonal period of new home building. Consumer installment loans increased $6,545,000 or 13.1% as the Bank continued to generate automobile loans through its network of local automobile dealerships. Due to the competitive nature of this type of financing, the yields may be somewhat lower than other consumer loan products. Indirect automobile financing can carry a higher risk of loss than direct financing.
Such risk is taken into account in management's evaluation of the adequacy of the Allowance for Loan Losses. The Company also maintains enhanced credit policies and procedures on this portfolio.

Total deposits increased $28,342,000 or 4.9% in the first three months of 1995 to $608,412,000. Of this amount, total Public (Municipal) Funds decreased $3,585,000 or 7.8% to $42,148,000, and total non-public funds increased $31,927,000 or 6.0% to $566,264,000. The following tables summarize the net changes in public fund and non-public fund deposits from December 31, 1994 to June 30, 1995 (in thousands):

Public Funds

                           Balance       Balance    Net        Percent Change
                           12/31/94      6/30/95    Change     over '94

Demand accounts            $ 3,484       $ 3,037    $  (447)   (12.83)%

NOW accounts                10,390        14,034      3,644     35.07

Money market accounts       20,551        15,546     (5,005)   (24.35)

Savings accounts             1,929         3,070      1,141     59.15

Time deposits                9,379         6,461     (2,918)   (31.11)

Total public deposits      $45,733       $42,148    $(3,585)    (7.84)%

<F1>
The decrease in public funds is primarily attributable to declines in school district balances. Tax receipts for school districts occur regularly in the third quarter of each year.

Non Public Funds
                             Balance       Balance     Net         Percent Change
                             12/31/94      6/30/95     Change      over '94
Demand accounts              $131,697      $121,403    ($10,294)    (7.82)%

NOW accounts                   45,308        43,255      (2,053)    (4.53)

Money market accounts          65,438        53,490     (11,948)   (18.26)

Savings accounts              173,224       192,148      18,924     10.92

Time deposits                 118,670       155,968      37,298     31.43

Total non public deposits    $534,337      $566,264     $31,927      5.98%

The increase in nonpublic funds is principally attributable to promotion of the Bank's Merit Plus savings product (a package of free services with a savings account interest rate related to the Federal Reserve discount rate) and special promotion of certain certificates of deposit products. These promotions achieved their growth targets and, as a result, were discontinued in May 1995. These increases offset declines in demand deposits and Money Market deposit accounts. Management believes the declines in demand deposits and Money Market accounts principally represents the migration of these balances to higher interest rate products (time and savings accounts). While these shifts in deposits will raise the cost of interest bearing liabilities, the impact on the Company's overall average cost of funds is mitigated by the significant level of the Company's demand deposit base.

Total stockholders' equity showed an increase of $2,675,000 or 5.1%. This increase is due to net income of $2,905,000 for the six months ended
June 30, 1995 and additional common stock of $674,000 issued through the dividend reinvestment plan and the exercise of stock options. Further, the decline in interest rates in the first quarter produced an increase in the after tax market value of Available For Sale securities of $317,000. These increases in stockholders' equity were partially offset by dividends declared to preferred and common shareholders' of $207,000 and $1,035,000, respectively.

Results of Operations

On a tax equivalent basis, interest income for the six months ended June 30, 1995 increased $4,587,000 compared to the same period in 1994, while interest expense increased by $3,693,000. This resulted in an increase in net interest income of $894,000.  Provision for loan losses remained constant at
$1,100,000 through June 30, 1995 and 1994.   Non-interest income increased by
$128,000 to $2,905,000 for the six months ended June 30, 1995. These increases in income were offset by $779,000 of expense growth, of which approximately $500,000 was associated with new branches and the remainder due to general growth of the Company. As a result, net income increased by $261,000 or 9.9%. Primary earnings per share increased $.05 in the first six months of 1995 over 1994, and fully diluted earnings per share increased $.06 to $.75 in the same periods of 1995 vs. 1994.

Net income and earnings per common share data is presented in the following table:
                               Three months ended       Six months ended
                               6/30/95     6/30/94      6/30/95     6/30/94
Net income (in thousands)      $1,519      $1,303       $2,905      $2,644

  Per common share:
  Primary earnings             $ .40       $  .35       $  .77      $ .72
  Fully diluted earnings       $ .39       $  .34       $  .75      $ .69

The Company's annualized return on assets, return on equity and return on common equity for the six months ended June 30, 1995 and 1994, are detailed in the table below:
                                    Three months ended       Six months ended
                                    6/30/95     6/30/94      6/30/95     6/30/94
Return on assets                     0.92%       0.83%        0.89%       0.86%
Return on stockholders' equity      11.13       10.12        10.78       10.00
Return on common equity             11.59       10.46        11.19       10.33

Interest income

The Company experienced a net increase in average loans of $56,920,000 for the six months ended June 30, 1995 compared to June 30, 1994. These assets were principally funded by an increase in average deposits of $42,355,000 for the six month period ended 1995 compared to 1994, of which $32,442,000 were interest-bearing and $9,913,000 were non-interest-bearing.

Average yields on interest earning assets increased 1.11% to 8.39% in the first half of 1995 vs. 1994 and the average cost of interest-bearing liabilities increased 1.33% to 4.37% in the same period. However, because of the relatively high level of demand deposits, the average total cost of all liabilities increased by only 1.05% to 3.46%. Net interest margins on a tax equivalent basis increased .02% to 4.93% for the six months ended June 30, 1995 compared to the same period in 1994 (primarily due to the increase in demand deposits).
The increase in average earnings assets of $33,762,000 contributed $911,000 in additional net interest income in the first quarter 1995 compared to the same period in 1994. Overall increases in the Company's cost of interest bearing deposits over increased yields on interest earning assets reduced net interest income by $17,000.

The net effect was that net interest income before provisions for loan losses increased to $14,334,000 for the six months ended June 30, 1995 compared to $13,440,000 for the comparable period in 1994, or an increase of $894,000 (6.7%).

The table below sets forth the consolidated average balance sheets for the
Company for the periods included.  Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing Liabilities (on a tax equivalent basis):
                                                                    (Six Months Ended June 30,)
                                                        1995                             1994

                                            Average                  Yield    Average                 Yield/
                                            Balance     Interest     Cost     Balance    Interest     Cost
ASSETS:
Interest-earning assets:
Loans(1)                                    $432,637    $19,660      9.09%    $375,717   $15,339      8.19%
Taxable Securities                            98,783      3,257      6.59      117,852     3,302      5.60
Tax-exempt Securities (2)                     43,563      1,558      7.15       47,848     1,567      6.55
Federal Funds Sold                            27,469        799      5.82       27,273       482      3.53

Total Interest-Earning Assets                602,452     25,274      8.39      568,690    20,690      7.28

Noninterest Earning Assets:
Cash & Due from Banks                         29,606                            26,244
Premises & Equipment                          17,845                            14,039
Other Assets                                  14,049                             9,474
Allowance for Loan Loss                       (8,487)                           (7,712)

Total Assets                                $655,465                          $609,411

LIABILITIES AND
STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
Savings Deposits                            $184,154     3,995      4.34%     $157,932     2,239      2.84%
NOW Accounts                                  53,907       565      2.10        55,455       481      1.73
Money Market Accounts                         79,375     1,429      3.60       104,533     1,391      2.66
Certificates over $100,000                    26,164       745      5.69        18,646       420      4.50
Other Time Deposits                          130,127     3,594      5.52       102,782     2,120      4.13
Borrowed Funds                                 2,329        82      7.04         2,355        66      5.61

Total Interest-Bearing Liabilities           476,056    10,410      4.37       443,640     6,717      3.04

Noninterest-Bearing Liabilities:
Demand Deposits                              121,853                           111,940
Other                                          3,638                             2,868

Total Nonlnterest-Bearing Liabilities        125,491                3.46       114,808                2.41

Stockholders' Equity                          53,918                            52,900

Total Liabilities and
Stockholders' Equity                        $655,465                          $609,411

Net interest margin                                     14,864      4.93%                  13,973     4.91%
Ratio of Average Interest-Earning Assets
to Average Interest-Bearing Liabilities       126.66%                           128.45%

Less Tax Equivalent Adjustments                           (530)                              (533)

Net Interest income                                    $14,334      4.76%                 $13,440     4.74%

<F1>
(1)       Average Balances Include NonAccrual Loans

<F2>
(2)       Yields on Tax-Exempt Securities Based on Federal Tax Rate of 34%

Rate/Volume Analysis
(In Thousands)
                                           Six Months Ended June 30,
                                                  1995 vs. 1994

                                       Increase (Decrease) due to

                                       Volume          Rate          Net
Interest Income:

  Loans                                 $2,325         $1,996        $4,321

  Taxable investment securities           (534)           489           (45)

  Tax-exempt investment securities        (140)           131            (9)

  Federal funds sold                         3            14            317

Total interest income                    1,654         2,930          4,584

Interest expense:

  Savings deposits                         372         1,384          1,756

  NOW/accounts                             (13)           97             84

  Money market accounts                   (335)          373             38

  Certificates over $100,000               169           156            325

  Other time                               565           909          1,474

  Borrowed funds                           (12)           28             16

Total interest expense                     746         2,947          3,693

Net interest margin                        908          (17)            891

  Less tax equivalent affect                 3            -               3

Net interest income                       $911         $(17)           $894

Provision for loan losses and credit quality

The loan loss provision for both of the six month periods ended June 30, 1995 and 1994 was $1,100,000. Total net charge-offs for the six months of 1995 were $927,000, compared to $539,000 for the same period in 1994. Total nonperforming assets have decreased from $6,749,000 on June 30, 1994 to $6,474,000 on June 30, 1995. Nonperforming assets were up slightly from $6,269,000 at December 31, 1994, principally in the residential mortgage portfolio.

Provisions for loan losses are based on management's assessment of risk of loss inherent in the loan portfolio and as such reflect both trends in local economic conditions and the categorization of the credit quality of individual loans. Such assessment is ongoing, and may not directly reflect the charge-offs taken in any accounting period, although the trend in charge-offs is an important element in the evaluation of the adequacy of the allowance for loan losses. Provisions have tended to increase in periods when the level of charge-offs might indicate a deteriorating condition in the loan portfolio.
The ratio of the allowance for loan losses to total nonperforming loans is at 202% vs. 151% at June 30, 1994.

Although recent economic statistical data indicates that local economic conditions may have stabilized, the local economy is not performing as well as other major regions of the nation. Management, therefore, continues to closely monitor local economic conditions relative to the long term impact of IBM's downsizing and the significant vacancy rates of commercial office and industrial space. Management believes that the allowance for loan losses is adequate to cover the risk of loss inherent in the portfolio but no assurance can be given that the local economy may not be unsettled by future events. Such developments would be expected to adversely effect the financial performance of the Company.

The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans (dollars in thousands):
                                                  June 30,                                December 31,
                              1995                  1994               1994                  1993                 1992
Balance at end of                 % of total           % of total           % of total            % of total           % of total
period applicable to:   Amount    loans      Amount    loans      Amount    loans       Amount    loans       Amount   loans

Commercial &
industrial              $2,455     14.56%    $2,716     22.73%    $2,010      22.10%    $2,520     19.10%     $2,606    17.30%

Consumer & other         1,301      3.89%     1,172     11.17%     1,363      12.20%       881      9.50%      1,256    11.30%

Real estate -
construction                        2.56%                1.00%                 1.50%                1.00%                2.70%

Real estate -
mortgage                 4,187     68.99%     2,772     65.10%     4,100      64.20%      3,155    70.40%      1,608    68.70%

Unallocated                556                1,292                  853                    766                    324

Total                   $8,499   100.00%     $7,952    100.00%    $8,326     100.00%     $7,332   100.00%  $5,794  100.00%

The table below summarizes the Company's loan loss experience for the periods indicated:

                                      For the six months
                                      ended June 30,     For the year ended December 31,

                                      1995       1994       1994      1993       1992
Balance at beginning of period        $8,326     $7,322     $7,322    $5,794     $4,534

Chargeoffs:
Commercial                               210        135        350       435        682

Installment                              353         87        292       449        856

Real estate                              470        455      1,059       1,103      405

Total charge-offs                      1,033        677      1,701       1,987    1,943

Recoveries
Commercial                                13         55         63         124       91

Installment                               67         64        153         123      211

Real estate                               26         19         20           2        1

Total recoveries                         106        138        236         249      303

Net charge-offs                         (927)      (539)    (1,465)     (1,738)  (1,640)

Provision for Loan Losses              1,100      1,100      2,400       3,266    2,900

Transfers, other *                       -           69         69         -        -

Balance at end of period              $8,499     $7,952     $8,326      $7,322   $5,794

Ratio of net charge-offs to average
loans outstanding during the period
(annualized)                             .43%       .29%       .37%        .49%     .44%

Allowance for loan losses as a
  percent of period-end loans           1.97%      2.02%      1.93%       2.01%    1.61%

Allowance as a percent of non-
  performing loans                       202%       151%       163%        123%     105%

Nonperforming loans and OREO
to total loans and OREO                 1.42%      1.71%      1.45%       1.97%    1.74%

<F1>
* An adjustment of $69,000 was transferred to the allowance for loan losses as a result of the acquisition of loans of the First National Bank of Amenia.

The table below summarizes the Company's nonperforming assets and restructured loans for the periods indicated (dollars in thousands):
                                  at June 30,            at December 31,
                                1995      1994      1994      1993      1992
Nonaccrual loans: (1)

Real estate mortgage            $3,662    $4,141    $3,866    $4,759    $4,237

Commercial & Industrial            192       323       200       331       146

Consumer & other                   201        43        39        48        30

Total nonaccrual loans           4,055     4,507     4,105     5,138     4,413

Loans 90 days or more past due
  and still accruing:

Real estate mortgage                61       141       620       313       349

Commercial & industrial             48       133        84        -         80

Consumer & other                    10        16       191        16        20

Total 90 days past due accruing    119       290       895       329       449

Restructured - real estate         351       457       119       457       625

Total non-performing and
restructured loans               4,525     5,254     5,119     5,924     5,487

Percent of total loans            1.05%     1.34%     1.18%     1.63%     1.51%

Other real estate owned(2)       1,949     1,495     1,150     1,072       831

Total non-performing assets     $6,474    $6,749    $6,269    $6,996    $6,318

<F1>
(1) Nonaccrual status denotes loans on which, in the opinion of management, the collection of interest is unlikely, or loans that meet other nonaccrual criteria as established by regulatory authorities. Payments received on loans classified as nonaccrual are either applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of the ultimate collectibility of the loan.
<F2>
(2) Net of allowance of  $192,000 at June 30, 1994 and $250,000 at
    December 31, 1993.

Other real estate owned totals $1,949,000 at June 30, 1995 and includes properties acquired through foreclosure: two parcels of land, two residences and three non-farm nonresidential properties. Management believes that the carrying values of such properties adequately reflect the risk of loss in their orderly disposal. At June 30, 1995, the Company had approximately $10,000,000 in loans requiring special attention, in addition to the nonperforming loans and other nonperforming assets noted above. Such loans are being regularly monitored to assess impairment of the borrower's ability to comply with repayment terms. Virtually all such loans are collateralized by real estate.
In the opinion of management, the risk of loss on these loans is adequately provided for in the Company's allowance for loan losses.

Noninterest Income

Noninterest income increased $128,000 in the first half of 1995 to $2,905,000 compared to the same period of 1994. The level of service charges and fee income remained relatively unchanged. Service charge schedules were revised in connection with the merger. Reductions to customer service charges were implemented immediately after the merger while increases to certain service
charges were phased in starting in late February 1995.   This led to an increase
of $71,000 in the second quarter of 1995 over the first quarter of 1995.

Securities gains during the first half of 1995 amounted to $10,000 compared to $59,000 in the same period of 1994.

Gains on sales of loans increased in 1995 to $206,000, principally as a result of gains recorded of $192,000 from the sale of approximately $18,000,000 of previously originated mortgages into the secondary market. These loans were sold to reduce the Company's holdings of long-term fixed rate assets.

Other noninterest income increased by $27,000 primarily due to a $65,000 increase in incentives received with the sale of travelers checks which was offset by decreases in annuity sales income of $104,000 primarily during the second quarter of 1995.

Other Expenses

Salaries and employee benefits increased $309,000. This increase is due to staffing increases related to the five new branches opened in 1994 and 1995 in Amenia, Millerton, Town of Newburgh and the Town of Poughkeepsie and approximately $50,000 in severance costs during the second quarter of 1995.

Occupancy and equipment expense declined by $129,000 as of June 30, 1995. This decline is due to the disposal of buildings occupied by the banks prior to the merger and rental income of $136,000 on the Company's new office building. This decrease was partially offset by the costs associated with the new facilities of approximately $150,000.

Supplies expense increased by $138,000 to $453,000 for the first half of 1995 vs. 1994 reflecting new forms related to combining the bank's products and the additional expense related to the new branches which were not in full operation in 1994.

Telephone expense increased in the six months ended June 30, 1995 from $153,000 to $257,000 as a result of customer use of "800 number" services, new branches and the additional long distance expenses associated with a wider service area. Of this $104,000 increase, $74,000 relates to the first quarter of 1995.

Other real estate owned expense increased $102,000 to $177,000 for the six months ended June 30, 1995 as a result of the carrying and disposal costs associated with additional properties obtained through foreclosure.

Other expenses increased $332,000 to $2,344,000 for the first half of 1995 compared to the same period of 1994. This increase related primarily to the increased size of the Company, consulting expenses, and the costs associated with promotions of deposit products and new branch locations in Millerton, Town of Newburgh and Town of Poughkeepsie. In May, the Company hired
A. T. Hudson, a consulting firm specializing in management processes. The total contract is approximately $300,000 of which $100,000 was expensed in the
second quarter of 1995.   It is anticipated that such investment will yield
annual running salary and benefit savings well in excess of the contract cost. Full implementation is expected in the latter half of 1995. In addition, the Company recorded approximately $150,000 in consulting expenses related to the merger of its data processing systems.

In the first quarter of 1995, the Company established a provision for further potential merger expenses of $250,000 related to finalizing the conversion of its data processing systems. In June of 1994, $310,000 was recorded in connection with expenses incurred toward the Merger. During the balance of the year, additional resources will be focused on improving efficiencies and expanding the capabilities of the Company's banking operations. The Company expects further increases in expenses in connection with these initiatives.

Pretax income, therefore, rose by $243,000 (5.9%) from $4,123,000 to $4,366,000 for the six months ended June 30, 1994 and 1995, respectively.

Income tax expense declined $18,000 despite the increase in pretax income noted above due to the effect of the 1994 merger related expenses ($310,000) which were not tax deductible. This increased tax expense by approximately $130,000 in 1994. The Company's effective tax rate was 33.5% and 35.9% for the six months ended June 30, 1995 and 1994, respectively.

Three months ended June 30, 1995 vs. June 30, 1994

Net interest income increased $194,000 or 2.8% for the three months ended June 30, 1995 compared to 1994, primarily due to the overall growth the Company has experienced over the past year.

Provisions for loan losses increased $125,000 or 26.3% due to management's assessment of the amounts necessary to maintain an adequate allowance for possible loan losses.

Other income increased $217,000 to $1,619,000 for the three months ended
June 30, 1995, primarily as a result of the increased gains recorded on sales of long term fixed rate loans, over the three months ended June 30, 1994. Additionally, service charges increased $25,000 or 2.8% and trust earnings increased $38,000 or 27.5% in the three months ended June 30, 1995 compared to 1994. These increased were offset by a $28,000 decrease in other noninterest income primarily due to declines of annuity sales.

Noninterest expense increased $130,000 to $5,896,000 for the three months ended June 30, 1995 compared to June 30, 1994. Of this amount, salaries and benefits increased by $128,000 over this period due to severances of $50,000 and staff increases associated with new branch facilities opened in late 1994 and early 1995. Occupancy expense declined by $47,000 as rental income and closed duplicate failities more than offset the costs of the new branch facilities.

Stationary and supplies increased $79,000 in the second quarter of 1995 compared to the same period of 1994 due to the general growth of the Company and the continuing costs associated with new forms being prepared for combining the Bank's products.

Other real estate owned expense increased $76,000 to $102,000 in the three months ended June 30, 1995, primarily due to writedowns on properties arising from periodic reevaluation of carrying values.

Merger related expenses incurred in the second quarter of 1994 relate to pre-merger expenses and were nonrecurring in the second quarter of 1995.

Other noninterest expenses increased $224,000 of which $100,000 relates to the
A. T. Hudson contract and $150,000 relates to the computer consulting expenses noted earlier.

Although pretax income increased $156,000 or 7.3% for the three months ended June 30, 1995 compared to the same period of 1994, income taxes declined by $60,000. In 1994, $310,000 of merger related expenses were not tax deductible, thereby increasing tax expense by approximately $130,000. Had these expenses been deductible, income tax expense would have increased approximately
$70,000 (an amount proportional to the increase in pretax income). Income after taxes for the second quarter was $1,519,000 compared to $1,303,000 for the comparable period in 1994.

Asset/Liability Management

Management believes the Company's ability to plan for changes in interest rates is a significant profitability factor. The Company's primary objective in managing interest rate sensitivity is to maintain a broadly balanced position between interest sensitive assets and liabilities in order to minimize the impact of significant interest rate fluctuations. The historical level of demand deposits approximately 20% of total deposits) helps to mitigate increases in interest rates and reduces the average cost of all liabilities to a level significantly below the average cost of interest-bearing liabilities.

The following chart outlines the interest rate sensitive assets and liabilities of the Company:


                                                        subtotal               greater
                                 3 months   4 months    within      one yr.    than
Maturity                         or less    to one yr.  one yr.     to 5 yrs.  five yrs.  Total
Interest-earning assets(1)       $295,154    $121,268    $416,422   $159,899   $31,510    $607,831

Interest-bearing liabilities      169,547     268,340     437,887     48,003       -       485,890

Interest sensitivity gap         $125,607   $(147,072)  $(21,465)   $111,896   $31,510    $121,941(2)

Percent of earning assets            20.7%     (24.2%)     (3.5%)      18.4%       5.2%        20.1%

<F1>
(1) Does not include loans in non-accrual status or net unrealized losses recorded on "available for sale" securities as of June 30, 1995. Fixed rate loans are recorded within interest-earning assets by contractual maturity, adjusted for amortization. Fixed rate mortgage backed securities are recorded based upon estimated prepayment rates experienced during the past twelve months.
<F2>
(2) Non-interest bearing deposit liabilities were approximately $124,440,000 at June 30, 1995.

Interest sensitive assets that reprice in less than three months are primarily prime rate adjustable loans, federal funds sold and floating rate securities. Interest sensitive assets that reprice or mature with maturities in excess of three months are loans and securities. Assets that reprice greater than five years are primarily residential mortgages. The repricing of fixed rate assets has been presented based upon contractual maturity, adjusted for scheduled amortization, but does not reflect potential prepayments. Interest sensitive liabilities are primarily money market rate-sensitive deposits in the three month or less category. Certificates of deposit are shown by contractual maturity. Savings and NOW accounts have been allocated for the purposes of this table to the four months to one year category. Although rates on these types of accounts have recently changed more frequently than in the past, such rates still regularly lag changes in money market rates. The relative increase in rates paid on these deposits has been greater than the increase in yields in the Company's interest earning assets over the past twelve months. This had a negative effect on net interest income in the six months ended
June 30, 1995 compared to the same period of 1994. If increases in interest rates paid for interest bearing liabilities continue to exceed the increase in yields in the Company's interest earning assets, net interest margin may be adversely affected.


Capital Resources and Liquidity

The following summarizes the minimum capital requirements and capital position at June 30, 1995:
                                   Capital Position              Minimum
                                   at June 30, 1995              Capital Requirements

                                   Bank Only   Consolidated
Total Capital
  to Risk-Weighted Assets          12.3%       13.5%             8.0%

Tier 1 Capital
  to Risk-Weighted Assets          11.0        12.2              4.0
Tier 1 Capital to Average
 Assets (Leverage Ratio)            7.2         8.1              4.0 - 5.0(1)

<F1>
(1) Regulatory authorities require all but the most highly rated banks and bank holding companies to maintain a minimum leverage ratio of at least
    4.0% - 5.0%.

The Company believes that its cash and cash equivalents of $56,551,000 in addition to its securities available for sale of $67,707,000 at June 30, 1995 are sufficient to meet both the funding needs of its borrowers and the liquidity requirements of its depositors. The Company intends to invest its increases in cash and cash equivalents over its base funding requirements in investment securities with average lives of less than five years. It is anticipated that such purchases will be classified as Available For Sale securities.

PART II -  OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders.

None.

Item 6(a).  Exhibits

Exhibit 10.1   Employment agreement of T. Jefferson Cunningham III dated
               July 1, 1995.
Exhibit 10.2   Employment agreement of Paul A. Maisch dated April 1, 1995.
Exhibit 10.3 First amendment to the Hudson Chartered Bancorp 1995 Inventive Stock Plan.
Exhibit 27     Financial Data Schedule

Item 6(b).  Reports on Form 8-K

None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                         Hudson Chartered Bancorp, Inc.
                              (Registrant)


Date: August 14, 1995    /s/ Paul A. Maisch
                         Paul A. Maisch
                         Duly Authorized Officer and
                         Principal Financial Officer

PART II -  OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders.

None.

Item 6(a).  Exhibits

Exhibit 10.1   Employment agreement of T. Jefferson Cunningham III dated
               July 1, 1995.
Exhibit 10.2   Employment agreement of Paul A. Maisch dated April 1, 1995.
Exhibit 10.3 First amendment to the Hudson Chartered Bancorp 1995 Incentive Stock Plan.
Exhibit 27     Financial Data Schedule

Item 6(b).  Reports on Form 8-K

None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                         Hudson Chartered Bancorp, Inc.
                         (Registrant)


Date:     August 14, 1995 ____________________________
                          Paul A. Maisch
                          Duly Authorized Officer and
                          Principal Financial Officer

                                                      EXHIBIT INDEX

Exhibit
Number         Description

10.1      Employment agreement of T. Jefferson Cunningham III dated
          July 1, 1995.
10.2      Employment agreement of Paul A. Maisch dated April 1, 1995.
10.3      First amendment to the Hudson Chartered Bancorp 1995 Incentive
          Stock Plan.
27        Financial Data Schedule

                                             EXHIBIT 10.1

                           EMPLOYMENT AGREEMENT


AGREEMENT effective as of July 1, 1995 between HUDSON CHARTERED BANCORP, INC., a New York Corporation with its principal offices at Route 55, LaGrangeville, New York 12540 (the "Employer"), First National Bank of the Hudson Valley, a New York Corporation with its principal offices at Route 55, LaGrangeville, New York 12540 (the "Bank"), and T. Jefferson Cunningham III, residing at
71 East Hook Road, Hopewell Junction, New York  12533 (the "Employee").

                           WITNESSETH:

WHEREAS, the Employee has provided invaluable leadership while serving as the Chief Executive Officer of the Employer and its predecessor for over five years, and the Employer desires to assure the continued service of the Employee for an extended period, and the Bank is the wholly owned subsidiary of the Employer.

NOW THEREFORE, the parties agree as follows:

1. The Employer agrees to employ, and the Employee agrees to be employed by the Employer, under the terms and conditions set forth in this Agreement. For all purposes of this Agreement, the Employer and the Bank shall include their successors and assigns, whether by merger, acquisition, purchase or any other means or method of consolidation. The parties intend that the Bank shall satisfy all financial, compensation, employee benefit, supplemental retirement payment and severance payment obligations under this Agreement, without, however, releasing the Employer from such obligations in the event the Bank shall fail to fulfill them or any of them.

2. The Employee shall serve as the Chairman and Chief Executive Officer of the Employer for the entire term of this Agreement, ashereinafter set forth. As Chairman and Chief Executive Officer, the Employee shall serve as the senior executive officer of the Employer, to whom all other officers and employees of the Employer shall directly or indirectly report and be responsible. The Employee shall report and be responsible solely to the Board of Directors of the Employer.

3. The initial term of this Agreement shall be three (3) years commencing on July 1, 1995 ("Commencement Date"), and expiring on June 30, 1998.
      Each year, prior to the anniversary of the Commencement Date, the Board of Directors of the Employer shall formally extend, or refuse to extend this Agreement for one (1) additional year. If the Board of Directors of the Employer formally decides not to extend this Agreement, the Board shall also formally decide and resolve whether or not it elects to retain the services of the Employee for the remaining two (2) year term of this Agreement. If the Board resolves to retain the services of the Employee for the remaining two (2) year term of the Agreement, all terms and conditions of the Agreement shall remain in full force and effect for the remaining two (2) year term of this Agreement, and the provisions of section 7 hereof shall apply at the expiration of the term of the Agreement. If the Board resolves not to retain the Employee's services for such two (2) year period, the provisions of section 7 shall apply immediately.

4. Beginning as of the Commencement Date, Employee shall be paid, by the Employer, directly a base salary of two hundred eighteen thousand dollars ($218,000). The Board of Directors of the Employer shall have the discretion to increase the Employee's base salary, at any time and from time to time. Any such increase shall reflect the Employee's contribution to the financial and business performance of the Employer during the preceding period.

5. In addition to his base salary, the Employee shall participate in each compensation, employee benefit and fringe benefit program provided directly or indirectly by the Employer to its employees including, without limitation, each bonus, stock grant, stock option, stock purchase, retirement, insurance and welfare plan or program. The Employee's participation in each such plan or program shall be in accordance with the terms and provisions thereof as generally applicable to all participants. In addition, the Employee shall be provided with an automobile, subject to any income and payroll tax reporting and withholding relating thereto, and the Employee shall be entitled to participate in the supplemental retirement program described in the next section.

6. The Employee shall be eligible to participate in and benefit from a supplemental retirement program ("SRP") as described in this section. The SRP shall provide supplemental retirement and tax deferral benefits to the extent benefits under the Hudson Chartered Bancorp, Inc. Retirement and Thrift Plan or any successor plan (the "Plan") are limited by provisions of the Internal Revenue Code, ERISA, or any other applicable law or regulation (the "Limitations").

      The SRP shall provide to the Employee an annual profit-sharing contribution equal to the excess of the amount that would have been contributed for the Employee under the Plan absent the Limitations, over the amount actually contributed to the Plan. The SRP will also permit the Employee to defer from his eligible compensation, as defined in the Plan, a dollar amount equal to the excess he could have deferred under the 401(k) feature of the Plan, absent the Limitations, over the amount he actually deferred under that Plan; provided however, that the Employee has deferred the maximum amount permitted by the Limitations. The SRP will also provide, with respect to the supplemental deferral described in the previous sentence, a matching contribution equal to the matching contribution that the Plan would have provided if the supplemental deferral had been made into the 401(k) feature of the Plan.

      The SRP shall be an account maintained on the books of the Employer on behalf of the Employee which shall include each of the amounts described in the preceding paragraph for each year of employment under this Agreement. Each of such amounts shall be recorded in the SRP at the same time it would have been paid or credited to the Employee's accounts under the Plan. The Employee's Account under the SRP shall be credited with earnings equal to the Chase Bank prime rate in effect from time to time, at the same time that earnings would be credited under the Plan. Although the SRP is a bookkeeping account maintained by the Employer to record its supplemental retirement liability to the Employee, the Employer may create a reserve or a fund to cover some or all of such liability. However, any such reserve or fund shall at all times be subject to the claims of creditors of the Employer. Benefits under the SRP shall be paid solely from the general assets of the Employer, and the Employee shall be a general unsecured creditor of the Employer with respect to the Employer's liability to the Employee under the SRP.

      Benefits under the SRP shall be fully vested at all times and shall be paid to the Employee in the same manner and at the same time as benefits shall be paid to the Employee from the Plan.

7. Upon termination of the employment of the Employee under this Agreement, for any reason other than death, disability, termination for cause, voluntary resignation by the Employee, or retirement at age 65, the Employer shall pay the Employee a severance payment in the amount equal to two times the highest total compensation received by the Employee in any one of the three (3) years preceding such termination. In addition, the Employer shall continue, at no cost to the Employee, coverage under the medical welfare plans in which he and his dependents participated prior to the termination, for a period of 18 months following the date such coverage would otherwise have expired due to the termination.

      For purposes of this section, "total compensation" means the sum of base salary, bonus, other compensation such as stock grants, profit-sharing and matching contributions under the Plan , and the amount credited to the Employee's SRP account.

      "Termination" shall include:

(i) Any merger, acquisition or change of control of the Employer to which the Employee does not consent in writing, with "change of control" meaning acquisition by any person or group of persons (other than shareholders of the Employer on the effective date of this Agreement) of fifty percent (50%) or more of the beneficial ownership of the voting stock of the Employer;

(ii) Failure to extend the term of this Agreement as provided in section 3 hereof; and

(iii) "Termination in fact" which shall mean any action or failure to take action by the Employer as defined in section 1 hereof to employ the Employee as the Chief Executive Officer of the Employer or other entity which in fact controls the operation of the business or businesses which comprise the Employer as defined in section 1 hereof.

      "Termination for cause" shall mean a termination of the Employee's employment by the Employer on account of:

(i)   a material breach by the Employee of his obligations to the Employer;

(ii) material Employment of the Employee by another employer or material competition by the Employee against the Employer while employed by the Employer;

(iii) a material act of dishonesty or disloyalty or a breach of trust or a willful neglect or injurious act against the Employer; and

(iv)  conviction of the Employee of a felony.

Payment of the severance payment shall be made in four (4) equal annual installments commencing on the first anniversary of the date of termination of the Employee; provided, however, that by written request not later than thirty
(30) days after the date of termination, the Employee may require that the Employer pay the entire severance payment in a single lump sum on the first anniversary of the date of termination.

Upon termination of the Employee's employment and payment to the Employee of all amounts he earned while employed under this Agreement and of all amounts to which he is entitled under the Plan, the SRP and this section, the Employee shall have no right to any continued compensation or benefits from the Employer, except as otherwise provided by law (e.g., COBRA health coverage continuation rights).

8. Notices to be given to the parties shall be sent first class mail or facsimile to the above addresses.

9. This Agreement shall be binding upon and enforceable by the parties hereto, and their heirs, executors, successors and assigns.


IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

                    HUDSON CHARTERED BANCORP, INC.

                    by:     /s/ Robert Bowman
                    Signature

                    Robert Bowman , Chairman, Personnel/Compensation Committee Print Name and Title

                    FIRST NATIONAL BANK OF THE HUDSON VALLEY

                    by:    /s/ Robert Bowman
                    Signature

                    Robert Bowman, Chairman, Personnel/Compensation Committee Print Name and Title

                    /s/ T. J. Cunningham III
                    T. J. Cunningham III

                                                  EXHIBIT 10.2
                         EMPLOYMENT AGREEMENT

  THIS AGREEMENT made the 1st day of April 1995, by and between HUDSON CHARTERED BANCORP, INC., a company, organized and existing under and by virtue of the laws of the State of New York with principal offices located at Route 55, LaGrangeville, New York 12540, hereinafter (the "Company") and
PAUL A. MAISCH, residing at 7 Lorene Drive, LaGrangeville, New York 12540, hereinafter ("Maisch").

  WHEREAS, Maisch is now employed by the Company as its Chief Financial Officer and is considered an Executive Officer as defined by the United States Code and regulations promulgated by the Federal Reserve Board of the United States of America, and

  WHEREAS, the Board of Directors of the Company has adopted several personnel policies relating to Officers employed by the Company, and

  WHEREAS, the parties desire to enter into an agreement to incorporate these personnel policies as well as to set forth their agreement with respect to other issues relating to the employment of Maisch as Chief Financial Officer of the Company.

  NOW, THEREFORE, in consideration of the mutual promises and agreements hereinafter contained, it is agreed by and between the parties as follows:

1. Employment: The Company employs and engages Maisch as its Chief Financial Officer and Maisch accepts and agrees to employment, subject to the general supervision of the Chairman and Chief Executive Officer and pursuant to the orders, advice, and direction of the Board of Directors of the Company. Maisch shall perform such other duties as customarily performed by one holding such a position in the business of banking.

2. Term of Employment: The term of this Agreement shall be a period of two (2) years, commencing April 1, 1995, and terminating March 31, 1997, subject, however, to prior termination as hereinafter provided. At the expiration of March 31, 1997, and at subsequent expiration dates, this Agreement shall be considered automatically renewed for successive periods of one (1) year, provided neither party submits a written notice of termination not later than thirty (30) days prior to the expiration date.

3. Compensation: The Company shall pay Maisch, and Maisch shall accept from the Company in full payment for his services as Chief Financial Officer, base compensation at the rate of ONE HUNDRED FIVE THOUSAND ($105,000) DOLLARS payable at the rate of FOUR THOUSAND THIRTY-EIGHT DOLLARS AND FORTY-SIX CENTS ($4,038.46) per pay period while this Agreement shall be in force ("Base Compensation"). Maisch will also be appointed as a Senior Vice President of the First National Bank of the Hudson Valley (the "Bank"). Additionally, Maisch will be a member of the Senior Management Committee of the First National Bank of the Hudson Valley. Maisch's compensation shall be periodically reviewed in accordance with the Company's normal compensation review program.

4. Benefits: Maisch shall participate in all generally available employee benefit plans and programs for Senior Officers of the Company and the Bank of every nature and shall, in fact, be entitled to participate in and be a member of all such benefit plans and, where such plans are "proportionate to compensation" plans, in proportion to his compensation hereunder. Benefit plans shall include, but not be limited to group life, disability, hospitalization and major medical insurance coverages, stock options, stock purchase or bonus plans, retirement programs, profit sharing arrangements and other incentive compensation plans. Maisch's eligible dependents shall also be covered under any such plans and benefit programs to the extent that dependents of other employees are similarly provided for.

    Maisch shall be provided with a company automobile under arrangements at least equivalent to those currently in effect with respect to other Bank Senior Vice Presidents.

    Maisch is authorized to incur reasonable expenses for promoting the business of the Bank and the Company. Upon submission of proper documentation, the Bank shall reimburse him for all expenses including entertainment, travel, and miscellaneous other expenses reasonably incurred in promoting the business of the Bank and the Company and in performing his duties as an Officer of the Bank and the Company.

5. Performance of Duties: Maisch agrees that he will at all times faithfully, industriously, and to the best of his ability, experience and talent, perform all of the duties that may be required of and from him pursuant to the express terms herein and to the reasonable satisfaction of the Company. Such duties shall be rendered at Route 55, LaGrangeville, New York, and at such other place or places as the Company shall in good faith require or as the interest, needs, business or opportunity of the Bank shall require or make advisable.

6.  Termination:  This Agreement may be terminated by either party on thirty
    (30) days written notice to the other. If the Company terminates this Agreement for any reason other than willful misconduct, gross negligence, or illegal behavior, Maisch shall be entitled to compensation equalling twelve
    (12) months of one hundred (100%) percent of his Base Compensation received by him at such time; and payment for all accrued sick days and vacation days not used by Maisch as of the date of termination to be paid on a per diem rate of compensation for such days. This payment shall be a lump-sum to Maisch no later than ten (10) days from the effective date of his termination.

    In addition, the Company shall provide and continue to provide for twelve
    (12) months after termination such insurance benefits (including medical and life insurance) as the Company generally provides for any group or class of employee of which the employee would have been a member if his employment had continued on the same terms and conditions generally applicable to participants.

    In addition to providing severance pay and benefits, as described above, the Company will also provide out-placement services, at the Company's expense.

    In the event the Company elects not to renew this contract upon any expiration date in accordance with Paragraph 2, but does not elect to terminate Maisch's employment, Maisch may elect, by written notice not later than thirty (30) days following expiration of this contract, to terminate his employment. Upon the effective date of his termination, Maisch shall be entitled to receive payment equal to six (6) months of one hundred (100%) percent of his then current Base Compensation plus payment for his accrued sick days and vacation days not used as of the date of termination (to be paid on a per diem rate of compensation for such days.)

    If Maisch shall terminate this Agreement other than as indicated immediately above, he shall be entitled to payment for his accrued sick days and vacation days not used as of the date of termination to be paid on a per diem rate of compensation for such days. Maisch shall not be entitled to payment for sick or vacation days if he fails to provide thirty (30) days notice to the Company.

7. Option in the Event of Merger or Sale: In the event that the Company shall cease to operate as an "independent" Company or part of an "independent" banking group, whether by sale merger, or otherwise, and Maisch is not appointed Chief Financial Officer of the successor company, then and in that event Maisch shall have the option to terminate this Agreement immediately or to elect to continue employment. In the event Maisch elects to terminate this Agreement, he shall be entitled to receive payment equal to the remaining Base Compensation at the rate then in effect for the period until the then expiration date of the Agreement (but not less than twelve
    (12) months of Base Compensation) either in a lump-sum payment payable not later than thirty (30) days from the effective date of termination or monthly payments over the remaining period until the then expiration date of the Agreement. Maisch shall also be entitled to participate in all benefit plans until the then expiration date of the Agreement on the same terms and conditions generally applicable to participants.

8. Contract Terms to be Exclusive: This written Agreement contains the entire agreement between the parties and supersedes any and all other agreements between the parties. The parties acknowledge and agree that neither of them has made any representation with respect to the subject matter of this Agreement or any representations inducing the execution and delivery hereof except such representations as are specifically set forth herein, and each of the parties hereto acknowledges that he or it has relied on his or her own judgement in entering into the same. The parties hereto further acknowledge that any statements or representations that may have heretofore been made by either of them to the other are void and of no effect and that neither of them has relied thereon in connection with his or its dealing with the other.

9. Waiver or Modification Ineffective Unless in Writing: It is further agreed that no waiver or modification of this Agreement or of any covenant, condition, or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith and that no evidence of any waiver or modification shall be offered or received in evidence in any proceedings, arbitration, or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of any party hereunder, unless such waiver or modification is in writing, duly executed as aforesaid, and the parties further agree that the provisions of this paragraph may not be waived except as herein set forth. Notwithstanding anything to the contrary contained in this Agreement, in the event that this Agreement is renewed as provided herein, the approval of a new rate of compensation and other benefits for Maisch as established by the Board of Directors of the Company shall be considered to be an amendment to this Agreement, but that all other terms and provisions of this Agreement shall govern in all respects in subsequent years.

10. Contract Governed by Law of State of New York: The parties hereto agree that it is their intention and covenant that this Agreement and performance hereunder and all suits and special proceedings hereunder be construed in accordance with and under and pursuant to the laws of the Sate of New York and that any action, special proceedings, or other proceeding that may be brought arising out of, in connection with, or by reason of this Agreement, the laws of the State of New York shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any action or special proceeding may be instituted.

11. Survivorship of Benefits: This Agreement shall be binding on and inure to the benefit of the respective parties hereto and their executors, administrators, heirs, successors, assigns, and personal representatives.

    IN WITNESS WHEREOF, the parties hereto have executed this Agreement the day and year first above written.



                                        HUDSON CHARTERED BANCORP, INC.

                                        By:   /s/ T. Jefferson Cunningham
                                              T. Jefferson Cunningham

                                              /s/ Paul A. Maisch
                                              Paul A. Maisch

                                                  EXHIBIT 10.3

                              First Amendment to the
                          Hudson Chartered Bancorp, Inc.
                            1995 Incentive Stock Plan

  WHEREAS, Hudson Chartered Bancorp, Inc. (the "Corporation") maintains the Hudson Chartered Bancorp 1995 Incentive Stock Plan (the "Plan"); and

  WHEREAS, Section 13 of the Plan authorizes the Board of Directors of the Corporation (the "Board") to amend the Plan at anytime, subject to the approval of the Corporation's shareholders if such approval is required to comply with the requirements of Rule 16b-3 under the Securities Exchange Act of 1934, as amended; and

  WHEREAS, the Plan currently authorizes the grant of stock appreciation rights that have a base price equal to the fair market value of the Corporation's common stock as of the date of the grant for purposes of determining the amount of the payment to be made by the Corporation upon exercise;

  WHEREAS, the Board has determined that the approval of such an amendment by the Corporation's shareholders is not required;

  NOW, THEREFORE, clause b(i) of Section 7.2 of the Plan and clause c(i) of
Section 7.3 of the Plan are hereby amended to add the following after the words "Related Right" in such clauses:

  "(or such amount in excess of such Fair Market Value as may be specified by the Committee in connection with the grant of the Right)"