Form 10-Q
period 1995-09-30
HUDSON CHARTERED BANCORP INC
filed 1995-11-14
CIK 776848

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

          (Mark One)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     SEPTEMBER  30, 1995

                                       - OR -

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________  to _________

          Commission file number 0-17848

                           HUDSON CHARTERED BANCORP, INC.
               (Exact name of registrant as specified in its charter)

          __________New York_____________           14-1668718
          (State or other jurisdiction of
                                                  (I.R.S. Employer)
           incorporation or organization)
                                                  Identification No.)

          PO Box 310, Route 55, Lagrangeville, NY
          (Address of principal executive offices)         12540
                                                       (Zip Code)

          (914)471-1711
          (Registrant`s telephone number, including area code)

          ________________________________________________________________

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

          3,482,128 shares of Common Stock outstanding, par value $.80 per share, at October 31, 1995.




          HUDSON CHARTERED BANCORP, INC. & SUBSIDIARIES

          INDEX

                                                    Page Reference

          PART I

          Item 1 -  Financial Statements

               Condensed Consolidated Balance Sheets             1

               Condensed Consolidated Statements
               of Income & Expense                               2

               Condensed Consolidated Statements
               of Cash Flows                                     3

               Condensed Consolidated Statement
               of Changes in Stockholders' Equity                4

               Notes to Unaudited Condensed Consolidated
               Financial Statements                              5

          Item 2 -  Management's Discussion and Analysis of
               Financial Condition and Results of Operations    11


          PART II - Other Information                           24

               Signatures                                       24



          Part 1
          Item 1: Financial information

          CONDENSED CONSOLIDATED BALANCE SHEETS                     Form 10-Q
          HUDSON CHARTERED BANCORP, INC.  AND SUBSIDIARIES
          (dollars in thousands)
          (Unaudited)                                         Sept. 30,         December 31,
                                                              1995              1994
          ASSETS
          Cash and due from banks                             $   32,353        $   26,746
          Federal funds sold                                      38,769            16,525
          Total cash and cash equivalents                         71,122            43,271

           Securities (see Notes)
            Available for sale                                    77,181            53,837
            Held to maturity                                      85,134            92,974
            Regulatory securities                                  1,877               914

          Loans held for sale                                      7,200                95

          Loans (see Notes)
            Gross loans                                          417,636           432,062
            Allowance for loan losses                             (8,643)           (8,326)
          Net loans                                              408,993           423,736

          Premises and equipment, net                             17,312            17,687
          Accrued income                                           5,240             5,076
          Other assets                                            10,262             8,387

          TOTAL ASSETS                                          $684,321          $645,977

          LIABILITIES AND STOCKHOLDERS' EQUITY

          Deposits (see Notes)
            Demand deposits                                      $131,982         $135,181
            Interest-bearing deposits                             489,939          444,889
          Total deposits                                          621,921          580,070



          Repurchase agreements                                                      6,106
          Notes payable                                             1,907            1,939
          Other liabilities                                         3,707            5,324

          TOTAL LIABILITIES                                       627,537          593,439

          STOCKHOLDERS' EQUITY (see notes)
          Preferred stock Series B, 7.25%,
            convertible, cumulative                                 5,713            5,714
          Common stock                                              2,776            2,730
          Common paid-in capital                                   16,877           16,099
          Retained earnings                                        32,301           29,353
          Net unrealized securities losses                           (584)          (1,144)
          Employee stock ownership plan                              (182)            (214)
          Treasury Stock                                             (115)          ______
          TOTAL STOCKHOLDERS' EQUITY                               56,786           52,538

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $684,321          $645,977

<F1>
          See notes to condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE            FORM 10-Q
      HUDSON CHARTERED BANCORP, INC.  AND SUBSIDIARIES
      (dollars in thousands, except per share data)
      (Unaudited)
                                             Three Months Ended                Nine Months Ended
                                             9/30/95        9/30/94            9/30/95    9/30/94

      Interest income:
         Loans, including fees               $   9,689      $  8,430           $ 29,349       $23,598
         Federal funds sold                        616           340              1,415           822
         Taxable securities                      1,852         1,656              5,186         5,022
         Tax-exempt securities                     568           588              1,519         1,558
      Total interest income                     12,725        11,014             37,469        31,000

      Interest expense                           5,388         3,714             15,798        10,488

      Net interest income                        7,337         7,300             21,671        20,512

      Provision for loan loss                      600           600              1,700         1,700

      Net interest income after provision
        for loan losses                          6,737         6,700             19,971        18,812

      Noninterest income:
         Service charges and fees                  881           953              2,622         2,789
         Trust earnings                            170           115                483           379
         Gains (losses) on sales of
           securities, net                           0        (1,875)                10        (1,816)
         Gains (losses) on sales of loans, net     169            (5)               375           122
         Other income                              383           360              1,018         1,087
      Total noninterest income (loss)            1,603          (452)             4,508         2,561

      GROSS OPERATING INCOME                     8,340         6,248             24,479        21,373

      Noninterest expense:




      Salaries and employee benefits             2,822         2,553              8,570         7,992
         Net occupancy and equipment expense       952           913              2,785         2,875
         FDIC insurance                            (24)          314                617           951
         Stationary & supplies                     216           144                669           459
         Other real estate owned                     8          (125)               185           (50)
         Telephone                                 118            83                375           236
         Merger related expense                                1,690                250         2,000
         Other expenses                          1,211         1,289               3,625        3,400
      Total noninterest expense                  5,303         6,861              17,076       17,863

      Income (loss) before income taxes          3,037          (613)              7,403        3,510

      Income taxes                               1,091          (217)              2,552        1,262

      Net income (loss)                        $ 1,946       $  (396)          $   4,851     $  2,248

      Weighted average common shares
        outstanding
      Primary                                    3,515         3,454               3,498        3,420
      Fully diluted                              3,916         3,861               3,899        3,839

      Per common share data:
      Primary earnings (loss)                  $   .52       $  (.15)          $    1.30      $   .57
      Fully diluted earnings (loss)                .50          (.15)               1.24          .57
      Cash dividends declared                      .16           .15                 .46          .45
      Book value outstanding at period end                                         14.70        13.64

      See notes to condensed consolidated financial statements.

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS             FORM 10-Q
           HUDSON CHARTERED BANCORP, INC.  AND SUBSIDIARIES
           (dollars in thousands)
           (Unaudited)                                    Nine months ended
                                                          9/30/95     9/30/94
           OPERATING ACTIVITIES

           Net income                                     $  4,851    $  2,248
           Adjustments to reconcile net income to net
           cash provided by operating activities:
           Provision for loan losses                         1,700       1,700
           Depreciation and amortization                     1,526       1,315
           Amortization of security premiums and
             accretion of discounts                            280         741
           Amortization of core deposit intangible             120          54
           Realized (gains) losses on sales of
             securities and loans                             (385)      1,694
           Deferred  income tax benefits                      (133)       (350)
           Increase  in other assets                         2,576)      2,564)
           Decrease  in other liabilities                   (1,665)       (953)

           NET CASH  PROVIDED BY OPERATING ACTIVITIES        3,718       3,885

           INVESTING ACTIVITIES
           Proceeds  from sales of securities
             available for sale                                510      52,703
           Proceeds from maturities of securities           31,442      32,391
           Purchases of securities available for sale      (42,572)    (63,850)
           Purchases of securities held to maturity         (5,157)    (36,732)
           Sales of loans                                   29,179      10,115
           Transfer of loans to available for sale          (7,200)
           Net increase in loans                           (15,666)    (51,542)
           Purchases of premises and equipment              (1,151)     (3,449)
           Proceeds from sale of OREO                          150
           NET CASH USED BY INVESTING ACTIVITIES            10,465)    (60,364)

           FINANCING ACTIVITIES
           Net increase in deposit accounts                 41,851      31,116
           Increase due to assumption/acquisition
             of deposits                                                14,356
           Proceeds from borrowings                                      1,725
           Repayments on borrowings                         (6,106)       (963)



           Payment to repurchase common stock                 (115)
           Proceeds from issuance of stock                     823         644
           Redemption of Series A preferred stock                         (805)
           Cash dividends                                   (1,855)     (2,116)

           NET CASH PROVIDED BY FINANCING ACTIVITIES        34,598      43,957

           INCREASE  (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                    27,851      12,522)

           CASH AND  CASH EQUIVALENTS AT BEGINNING
             OF YEAR                                        43,271      52,413

           CASH AND  CASH EQUIVALENTS AT END OF PERIOD     $71,122     $39,891

           CASH PAID FOR:
           Interest                                        $15,638     $10,167
           Taxes                                             2,320       2,610

           NON-CASH ITEMS
           Transfer from loans to OREO                     $ 1,544     $   494
           Sales of OREO properties funded by loans                        541

           Net change in unrealized gains (losses)
             recorded on securities available for sale         960      (4,084)
           Change in deferred taxes on net unrealized
             gains (losses) recorded on securities
             available for sale                               (400)      1,709

<F1>
           See notes to condensed consolidated financial statements.

           CONSOLIDATED STATEMENT OF CHANGES IN
           HUDSON CHARTERED BANCORP, INC. AND CHANGES IN CASH FLOW
           (dollars in
           (Unaudited)
                                                                               Net
                                                                               Unrealized
                                                           Common              Securities
                                       Preferred  Common   Paid-In   Retained  Gains               Treasury
                                       Stock      Stock    Capital   Earnings  (Losses)    ESOP    Stock      Total

           Balance January 1, 1995     $5,714     $2,730   $16,099   $29,353   $(1,144)    $(214)             $52,538

           Net Income                                                  4,851                                    4,851

           Dividends declared on
             Preferred Stock                                            (311)                                    (311)

           Dividends declared on
             Common Stock
             ($.46 per share)                                         (1,592)                                  (1,592)

           Common Stock issued
             under the Dividend
             Investment & Stock
             Purchase Plan, 26,918
             shares                                   20        416                                              436

           Conversion of Series
             B Preferred Stock             (1)         1

           Payment on ESOP
             borrowings                                                                          32               32

           Stock options exercised:
              348 shares @ $13.21
           18,258 shares @ 12.625
            3,334 shares @ 11.125
            9,140 shares @ 12.50                      25         362                                             387

           Purchase of Treasury Stock                                                                 (115)     (115)

           Market value adjustment on
             Securities Available for
             Sale, net                                                     560                                   560

           Balance at Sept. 30, 1995       $5,713    $2,776    $16,877    $32,301   $(584)   $(182)   $115)   $56,786

See notes to condensed consolidated financial statements.

(page left intentionally blank)

          FORM 10-Q

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES

          Merger

          Hudson Chartered Bancorp, Inc. was formed effective September 30, 1994 upon the merger of Fishkill National Corporation and Community Bancorp, Inc. ( merger ). All 1994 comparative amounts reflect the pooling of interests accounting for the merger. Also in accordance with this method, merger related costs are expensed as incurred.

          Basis of Presentation

          As permitted by the Securities and Exchange Commission, the accompanying unaudited and condensed consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. See the notes to the financial statements for the year ended December 31, 1994.

          In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 1995 and the consolidated results of operations for the three and nine months periods ended September 30, 1995 and 1994 and the consolidated cash flows for the nine months ended September 30, 1995 and 1994.

          The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

          The Company's consolidated revenues are primarily derived from its commercial banking subsidiary, The First National Bank of the Hudson Valley (the "Bank"). At September 30, 1995, the Bank had total assets of $678,745,000 and total stockholder s equity of $50,362,000, compared, respectively, to $640,815,000 and
          $47,108,000 in total assets and total stockholder s equity at December 31, 1994. Net income of the Bank included in consolidated equity was $4,917,000 and $3,191,000 for the nine months ended September 30, 1995 and 1994, respectively.

          Material intercompany items and transactions have been eliminated in consolidation.

          Accounting for Impairment of a Loan

          As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures.
          This statement requires recognition of the impairment of a loan when it is probable that either principal and/or interest are not collectible in accordance with the terms of the loan agreement. Measurement of the impairment is based on the present value of expected cash flows discounted at the loan s effective rate or, as a practical expedient, at the loan s observable market price or the fair value of the collateral. Implementation of SFAS 114 did not have a material effect on the financial statements.
          Prior to 1995, the allowance for loan losses related to impaired loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The Company recognizes interest income on impaired loans primarily on the cash basis method.

          At September 30, 1995, the recorded investment in loans that are considered to be impaired under SFAS 114 was $4.3 million (all of which loans were in nonaccrual status). Each impaired loan is either reduced to the value of its collateral or has a related allowance for credit loss, in accordance with bank policy, to reflect the risk of loss to the Bank. The total allowance for loan losses related to these impaired loans was $860,000 as of September 30, 1995. The average recorded investment in impaired loans for the period ended September 30, 1995 was approximately $4.4 million. For the period ending September 30, 1995, interest income recognized by the Company on impaired loans was not material.

          Pending Pronouncement

          In May 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 122 Accounting for Mortgage Servicing Rights (SFAS 122). Such statement allows banks to report originated mortgage servicing rights as assets on the balance sheet. Such asset would be reported as the present value of estimated future net cash flows related to servicing mortgages for secondary market investors.

          The Company has not, at this point, elected early adoption of SFAS No. 122 and, accordingly, has not recorded an asset related to originated mortgage servicing rights. The Company has sold $29 million in loans in 1995 into the secondary market and retained servicing income rights related to such loans at approximately .25% per annum. The servicing income related to such loans sold will be recorded in the statement of income and expense as earned. Had the Company recorded the value of such servicing rights as an asset, other income would have increased in 1995 for the value of such rights. However, future income related to the amounts recorded would be correspondingly reduced. SFAS No. 122 must be implemented by January 1, 1996 and can only be applied on a prospective basis. In addition, the value of such servicing rights, when recorded, must be re-evaluated for impairment on a quarterly basis and a valuation reserve must be established when the then fair market value of such rights recorded is lower than the recorded amounts.

          Recent Developments

          In October 1995, FASB discussed transition guidance for its Special Report Question and Answer Guidance on Implementation of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities to be issued in the fourth quarter of 1995.
          As part of this guidance, it is likely that companies may be able to reassess classifications of securities between Available for

          Sale and Held to Maturity. Reclassifications from Held to Maturity that result from this one-time reassessment would not call into question the intent of the enterprise to hold other debt securities to maturity in the future. The Company intends to perform the reassessment, if and when the Special Report permits, presumably prior to December 31, 1995. As a result, certain securities currently classified as Held to Maturity may be reclassified as Available for Sale. The Company may also choose to sell a number of these securities and realize the gain or loss on such sale. The carrying cost of all Held to Maturity securities is $85,134,000 and the market value is $86,098,000 as of September 30, 1995.

          Loans

          Major classifications of loans (not held for sale) are summarized below (in thousands):


                                          At 9/30/95   At 12/31/94

           Commercial and                 $ 64,626      $ 95,412
           industrial
           Consumer installment             61,255         50,135

           Real estate -                    14,099          6,417
           construction

           Real estate - mortgage          274,530        277,593

           Other loans                       3,126          2,505

           Total                          $417,636       $432,062

          In September 1995, the Company conformed the presentations of the separate loan portfolios of the predecessors to the Bank. As a result, $20.7 million of loans previously classified as commercial and industrial were reclassified as real estate-mortgage and $1.6 million of loans were similarly reclassified
          as  real estate-construction .    In addition, the Company sold
          $29 million of previously originated long-term fixed rate residential mortgages.

          Deposits

          Major classifications of deposits are summarized below (in thousands):

                                           At 9/30/95     At 12/31/94

           Demand deposits                 $131,982       $135,181

           NOW accounts                      56,210         55,698
           Money market deposits             68,638         85,989
           account

           Savings accounts                 199,796        175,153

           Time deposits under              135,361        107,209
           $100,000

           Time deposits greater             29,934         20,840
           than $100,000

           Total                           $621,921       $580,070


          Securities

          Securities consist of the following (in thousands):

                                      At September 30, 1995             At December 31, 1994

                                      Carrying    Amortized    Fair     Carrying    Amortized   Fair
                                      Amount      Cost         Value    Amount      Cost        Value

           US Treasury:

             Available for Sale       $20,871;    $20,877     $20,871   $15,079     $15,187     $15,079

             Held to Maturity          13,747      13,808      13,927    13,751      13,826      13,358

           US Gov't. Agencies:
             Available for Sale        38,485      38,278      38,485    27,716      27,942      27,716

             Held to Maturity          30,906      31,903      31,815    33,391      34,616      32,468

           Obligations of States and
           Political Subdivisions:

             Available for Sale         7,211       7,131       7,211     1,412       1,470       1,412

             Held to Maturity          40,456      40,622      40,331    45,807      46,005      44,941

           Other Securities:

             Available for Sale        10,614      10,678      10,614     9,630       9,707       9,630

             Held to Maturity              25          25          25        25          25          25





             Regulatory Securities      1,877        1,877      1,877       914        914          914

           Total Securities          $164,192     $165,199    $165,156  $147,725  $149,692     $145,543

           Total Available for Sale  $ 77,181     $ 76,964    $ 77,181  $ 53,837  $ 54,306     $ 53,837

           Total Held to Maturity      85,134       86,358      86,098    92,974    94,472       90,792

           Regulatory Securities        1,877        1,877       1,877       914       914          914

           Total Securities          $164,192     $165,199    $165,156  $147,725  $149,692     $145,543


          At September 30, 1995 the net unrealized gain on Securities Available for Sale (net of tax effect of $91,000) included as a separate component of stockholders equity was $126,000.

          As a result of the merger in 1994, certain securities classified as Available for Sale when acquired were transferred to the Held to Maturity portfolio. The securities were transferred at their estimated fair value of $71,468,000 on the dates transferred.
          The difference between the amortized cost and fair value on the transfer date aggregated $(1,637,000) or $(953,000) after tax. The difference is being amortized over the remaining term of the securities. The remaining unamortized loss on September 30, 1995 (net of tax effect of $514,000) included in the separate component of stockholders equity was $710,000.

          Earnings (loss) per common share (in thousands, except per share data)

          Primary earnings (loss) per common share is computed as follows:


                                        Three months      Nine months
                                        ended             ended
                                        September 30,     September 30,

                                        1995     1994     1995     1994

           Weighted average common      3,466    3,392    3,449     3,370
           shares outstanding

           Net effect of dilutive
           stock options at
           average market price            49       62       49        50

           Total  primary  shares       3,515    3,454    3,498     3,420


           Net Income (loss)           $1,946    $(396)  $4,851    $2,248

           Less preferred stock
           dividends declared             104      105      311       313

           Net income (loss)
           applicable to common stock  $1,842    $(501)  $4,540    $1,935

           Primary  earnings (loss)
           per common share             $0.52    $(0.15)  $1.30     $0.57

           Fully diluted earnings (loss) per common share is computed as follows:

                                        Three months      Nine months
                                        ended             ended
                                        September 30,     September 30,

                                        1995     1994     1995     1994

           Weighted average common
           shares outstanding           3,466    3,392    3,449    3,370

           Net effect of dilutive
           stock options                   49       68       49       68

           Assumed conversion of
           Series B, preferred stock      401      401      401      402

           Total  fully diluted
           shares                       3,916    3,861    3,899     3,839

           Net income (loss)           $1,946    $(396)  $4,851    $2,248

           Fully diluted  earnings
           (loss) per common share      $0.50   $(0.10)   $1.24     $0.59




           Fully diluted  earnings
           (loss) reported              $0.50   $(0.10)   $1.24     $0.57

          The net dilutive effect of stock options outstanding for primary earnings per share was based on the Treasury stock method using average market price. The net dilutive effect of stock options outstanding for fully diluted earnings per share was based on the Treasury stock method using the greater of the quarter end or average market price.

          APB Opinion 15 states that when there are antidilutive effects of common stock equivalents, such effect should not be reported. Therefore, fully diluted earnings
          (loss) per share for three months and nine months ended 1994 are the same as primary earnings (loss) per share.

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

          The cumulative convertible perpetual preferred stock, Series B, is convertible at the option of the holder into shares of common stock at $14.25 per share of common stock, approximately 0.7 shares of common stock for each share of Series B. The conversion price is subject to adjustment upon the occurrence of certain events. The Series B is redeemable at $10 per share (the original issue and liquidation price) at the Company's option prior to January 1, 1998, if the market price of the Company's common stock has been at least 140% of the conversion price for 20 consecutive trading days at any time during the period. On or after January 1, 1998, the Series B is redeemable at the Company's option at prices declining annually from $10.40 per share in 1998 to $10.00 per share after 2002. Of the 575,000 authorized shares of Series B preferred, 571,301 shares were outstanding at September 30, 1995 and December 31, 1994. Cumulative cash dividends are payable quarterly at the rate of 7.25% per year on the original issue price of $10 per share. Quarterly dividends of $.18125 per share were declared on Series B preferred stock in 1995 and 1994 by the Company.

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

          Authorized common stock, $.80 par value, is 20,000,000 shares. Issued and outstanding shares at September 30, 1995 and December 31, 1994, were 3,463,085 and 3,411,929, respectively.

          On July 27, 1995, the Company announced that its Board of Directors authorized repurchases of up to 100,000 shares of common stock, (including equivalent shares of its convertible preferred stock) or approximately 2.9% of outstanding shares. Such shares will be held as treasury stock. The acquired shares will be used in connection with employee and shareholder stock plans. If the Company were to repurchase all of the 100,000 shares authorized, the total reduction to stockholders equity would be approximately $1,575,000 to $1,700,000 based upon current market share prices. The Company believes that such purchases will have a modest positive effect on earnings per share. As of September 30, 1995, the Company has repurchased 7,224 shares at a cost of $115,000 under its repurchase program.

          Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Financial Condition

          The Company's financial condition on September 30, 1995 reflected total assets of $684,321,000, an increase of $38,344,000 or 5.9%
          over total assets at December 31, 1994.  Net loans (not held for sale) decreased some $14,743,000 or 3.5 % to $408,993,000 at
          September 30, 1995.    In the second and third quarters, the
          Company sold certain long-term fixed rate residential mortgages of which $18,000,000 were funded at September 30, 1995 and $7,200,000 were reclassified as loans held for sale pending funding. The Company sold these loans to reduce its exposure to future increases in interest rates. Exclusive of the loan sales, net loans increased $10,457,000. Cash and cash equivalents increased $27,851,000 or 64.4% to $71,122,000 at September 30,
          1995.   Additionally, aggregate securities investments were
          $164,192,000 at September 30, 1995, an increase of $16,467,000 or
          11.1% from the level at December 31, 1994. Other assets increased by $1,664,000. Of this increase, approximately $1,172,000 is related to the net transfer, due to foreclosure, of certain non-accruing loans to other real estate owned .

          Of the changes in loans, exclusive of reclassification, commercial loans outstanding fell $8,186,000 or 11.2%, and real estate loans decreased $23,763,000 or 8.0%, primarily related to the sale of fixed rate residential mortgages noted above. Local loan demand of business remains flat, and competitive pressure for market share in business lending is intensifying.
          Residential construction loans increased $6,100,000 or 76.1% reflecting the seasonal period of a stronger local market for new home building. Consumer installment loans increased $11,120,000 or 22.2% as the Bank continued to generate indirect automobile loans through its network of local automobile dealerships. Due to the competitive nature of this type of financing, the yields may be somewhat lower than other consumer loan products.
          Indirect automobile financing can carry a higher risk of loss than direct financing. Such risk is taken into account in management s evaluation of the adequacy of the Allowance for Loan Losses. The Company also maintains enhanced credit policies and procedures on this portfolio.

          Total deposits increased $41,851,000 or 7.2% in the first nine months of 1995 to $621,921,000. Of this amount, total Public (Municipal) Funds increased $363,000 or 0.8% to $46,096,000, and total non-public funds increased $41,488,000 or 7.8% to $575,825,000. The following tables summarize the net changes in public fund and non-public fund deposits from December 31, 1994 to September 30, 1995 (in thousands):

           Public Funds

                                     Balance    Balance    Net        Percent Change
                                     12/31/94   9/30/94    Change     over '94

           Demand accounts           $ 3,484    $ 7,990    $ 4,506    129.33%

           NOW accounts               10,390     13,600      3,210     30.90

           Money market accounts      20,551     14,661     (5,890)   (28.66)

           Savings accounts            1,929      3,718      1,789     92.74

           Time deposits               9,379      6,127     (3,252)   (34.67)

           Total public deposits     $45,733    $46,096       $363      0.79%

          The increase in public funds is primarily attributable to demand and NOW accounts in school district balances. Tax receipts for school districts occur regularly in the third quarter of each year. Due to the Company s high level of liquidity, the Company has not bid aggressively for Money Market or time deposits of municipalities.

           Non Public
           Funds
                                        Balance     Balance    Net       Percent Change
                                        12/31/94    9/30/95    Change    over '94

           Demand accounts              $131,697    $123,992   ($7,705)   (5.85)%

           NOW accounts                   45,308      42,610    (2,698)   (5.95)

           Money market accounts          65,438      53,977    (11,46)  (17.50)

           Savings accounts              173,224     196,078    22,854    13.20

           Time deposits                 118,670     159,168    40,498    34.13

           Total non public deposits    $534,337    $575,825   $41,488     7.76%

          The increase in nonpublic funds, although somewhat seasonal, is principally attributable to promotion of the Bank's Merit Plus savings product (a package of free services with a savings account interest rate related to the Federal Reserve discount rate) and special promotion of certain certificates of deposit products. These promotions achieved their growth targets and, as a result, were discontinued in May 1995. These increases offset declines in demand deposits and Money Market deposit accounts. Management believes the declines in demand deposits and Money Market accounts principally represents the migration of these balances to higher interest rate products (time and savings accounts). While these shifts in deposits have raised the cost of interest bearing liabilities, the impact on the Company s overall average cost of funds is mitigated by the significant level of the Company s demand deposit base. All repurchase agreements outstanding at December 31, 1994 totaling $6,106,000 were repaid during the first quarter.

          Total stockholders equity increased by $4,248,000 or 8.1% to $56,786,000 at September 30, 1995. This increase is due to net income of $4,851,000 for the nine months ended September 30, 1995 and additional common stock of $823,000 issued through the dividend reinvestment plan and the exercise of stock options. Further, the decline in interest rates since year end produced an increase in the after tax market value of Available For Sale securities of $560,000. These increases in stockholders equity were partially offset by dividends declared to preferred and common shareholders of $311,000 and $1,592,000, respectively, and $115,000 in purchases of treasury stock under the Company s stock repurchase plan.

          Results of Operations (Nine months ended September 30, 1995 vs.
          1994)

          Net income increased by $2,603,000 or 116%. However, exclusive of the merger related items detailed following, ($3,870,000 or $2,465,000 after tax), underlying net income increased $138,000 or 2.9%. Primary earnings per share increased $.73 in the first nine months of 1995 over 1994, and fully diluted earnings per share increased $.67 to $1.24 in the same periods of 1995 vs. 1994.

          Net income and earnings per common share data is presented in the following table:

                                             Three months ended       Nine months ended
                                             9/30/95       9/30/94    9/30/95      9/30/94

          Net income (loss)(in thousands)    $1,946        $(396)     $4,851       $2,248

            Per common share:




            Primary earnings (loss)          $  .52        $ (.15)    $ 1.30       $ .57
            Fully diluted earnings (loss)    $  .50        $ (.15)    $ 1.24       $ .57

          The Company s annualized return on assets, return on equity and return on common equity for the nine months ended September 30, 1995 and 1994, are detailed in the table below:

                                       Three months ended       Nine months ended
                                       9/30/95     9/30/94      9/30/95    9/30/94

          Annualized returns on:
          Assets                       1.13%       (.24)%       .97%       .48%
          Stockholders  equity        13.25       (3.01)      11.65       5.68
          Common equity               13.90       (4.28)      12.16       5.48

          In 1994, as a result of the merger, accruals were made for certain one time costs. In connection with the merger, the investment portfolios of each predecessor company were restructured and securities losses were realized. The following analysis shows the pro forma, comparison for the Company on net income, per share earnings and relevant returns prior to accounting for the unusual merger related items incurred in 1994. Current merger related expenses incurred in 1995 ($250,000) have not been broken out in the following analysis:

                                            Three months ended       Nine months ended
                                            9/30/95     9/30/94      9/30/95     9/30/94


           Realized securities  losses
           Merger-related expenses                       1,690                    2,000

           Total merger-related items                    3,560                    3,870

           Tax benefit recognized                        1,405                    1,405

           Net after effect of
             merger-related items                        2,155                    2,465

           Reported net income (loss)         $1,946      (396)       $4,851      2,248

           Pro forma net income for
             comparative purposes             $1,946    $1,759        $4,851      $4,713

                                              Three months ended      Nine months ended
                                              9/30/95    9/30/94      9/30/95    9/30/94

           Pro forma per share information:
           Primary Earnings per share         $0.52      $0.48        $1.30      $1.29

           Fully diluted earnings per share    0.50       0.46         1.24       1.23


           Pro forma return information:








           Annualized return on assets          1.13%      1.10%       0.97%      1.01%

           Shareholders equity                 13.25      13.38       11.65      11.90

           Common shareholders' equity          13.9      14.13       12.16      12.47




   The table below sets forth the consolidated average balance sheets for the Company for the periods included. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (on a tax equivalent basis):

                                                (Nine Months Ended September 30,)
                                                    1995                              1994

                                        Average                  Yield    Average                  Yield/
                                        Balance     Interest     Cost     Balance     Interest     Cost

   ASSETS:
   Interest-earning assets:
   Loans(1)                             $432,046     $29,349     9.06%    $383,738     $23,598     8.20%
   Taxable Securities                    106,601       5,186     6.49      118,159       5,022     5.67
   Tax-exempt Securities (2)              42,948       2,302     7.15       45,971       2,361     6.85




   Federal Funds Sold                     32,719       1,415      5.77      28,507         822     3.84

   Total Interest-Earning Assets         614,314      38,252      8.30%    576,375      31,803     7.36%

   Noninterest Earning Assets:
   Cash & Due from Banks                  27,812                            27,879
   Premises & Equipment                   17,706                            14,661
   Other Assets                           14,328                             9,831
   Allowance for Loan Loss                (8,523)                           (7,836)

   Total Assets                         $665,637                          $620,910

   LIABILITIES AND
   STOCKHOLDERS' EQUITY:
   Interest-Bearing Liabilities:
   Savings Deposits                     $188,870       6,183    4.36%     $163,305       3,631      2.96%
   NOW Accounts                           53,186         749    1.88        56,441         750      1.77
   Money Market Accounts                  75,483       1,994    3.52       102,542       2,084      2.71
   Certificates over $100,000             25,161       1,048    5.55        18,942         673      4.74
   Other Time Deposits                   134,234       5,747    5.71       102,701       3,293      4.28
   Borrowed Funds                          2,172         113    6.94         1,389          57      5.47

   Total Interest-Bearing Liabilities    479,106      15,834    4.41%      445,320      10,488      3.14%

   Noninterest-Bearing Liabilities:
   Demand Deposits                       126,659                           116,965
   Other                                   4,358                             5,814

   Total Noninterest-Bearing Liabilities 131,017                3.46%      122,779                  2.46%

   Stockholders' Equity                   55,514                            52,811

   Total Liabilities and
   Stockholders' Equity                 $665,637                          $620,910

   Net interest margin                               22,418     4.87%                    21,315    4.93%
   Ratio of Average Interest-Earning
     Assets to Average Interest-Bearing
     Liabilities                         128.22%                           129.43%

   Less Tax Equivalent Adjustments                     (783)                              (803)




   Net Interest income                              $21,635    4.70%                    $20,512    4.74%

<F1>
   (1)       Average Balances Include NonAccrual Loans
<F2>
   (2)       Yields on Tax-Exempt Securities Based on Federal Tax Rate of 34%

           Rate/Volume Analysis
           (In Thousands)

                                                        Nine Months Ended Sept. 30,
                                                               1995 vs. 1994
                                                        Increase (Decrease) due to

                                                    Volume        Rate         Net

           Interest Income:
             Loans                                  $2,970        $2,781       $5,751

             Taxable investment securities            (491)          655          164

             Tax-exempt investment securities         (155)           96          (59)

             Federal funds sold                        120           473          593

           Total interest income                     2,444         4,005        6,449

           Interest expense:

             Savings deposits                          568         1,984        2,552

             NOW/accounts                              (43)           42           (1)

             Money market accounts                    (549)          459          (90)

             Certificates over $100,000                221           154          375

             Other time                              1,013         1,441        2,454

             Borrowed funds                             32            24           56

           Total interest expense                    1,242         4,104        5,346

           Net interest margin                       1,202           (99)       1,103

             Tax equivalent affect                      52           (32)          20

           Net interest income                       $1,25         $(131       $1,123



           Net Interest Income Analysis (See preceding tables)

           The Company experienced a net increase in average loans of $48,308,000 for the twelve months ended September 30, 1995 compared to September 30, 1994. These assets were principally funded by an increase in average deposits of $42,697,000 for the nine month period ended 1995 compared to 1994, of which $33,003,000 were interest-bearing and $9,694,000 were non-interest-bearing.

           Average yields on interest earning assets increased 0.94% to 8.30% in the nine months of 1995 vs. 1994 and the average cost of interest-bearing liabilities increased 1.27% to 4.41% in the same period. However, because of the relatively high level of demand deposits, the average total cost of all liabilities increased by only 1.0% to 3.46%. Net interest margins on a tax equivalent basis decreased 0.06% to 4.87% for the nine months ended September 30, 1995 compared to the same period in 1994 (primarily due to the increase in demand deposits). Overall increases in the Company s cost of interest bearing deposits over increased yields on interest earning assets reduced net interest income by $131,000. The increase in average earnings assets of $44,727,000 contributed $1,254,000 in additional net interest income in the nine months of 1995 compared to the same period in 1994.

           The net effect of the variances was that net interest income before provisions for loan losses increased to $21,635,000 for the nine months ended September 30, 1995 compared to $20,512,000 for the comparable period in 1994, or an increase of $1,123,000 (5.5%).





      Provision for loan losses and credit quality

      The loan loss provision for both of the nine month periods ended September 30, 1995 and 1994 was $1,700,000. Total net charge-offs for the nine months of 1995 were $1,384,000, compared to $958,000 for the same period in 1994. Total nonperforming assets have increased from $6,198,000 on September 30, 1994 to $6,749,000 on September 30, 1995.
      Nonperforming assets were up from $6,269,000 at December 31, 1994, principally in residential mortgages and one large commercial loan partially secured by real estate.

      Provisions for loan losses are based on management's assessment of risk of loss inherent in the loan portfolio and as such reflect both trends in local economic conditions and the categorization of the credit quality of individual loans. Such assessment is ongoing, and may not directly reflect the charge-offs taken in any accounting period, although the trend in charge-offs is an important element in the evaluation of the adequacy of the allowance for loan losses. Provisions have tended to increase in periods when the level of charge-offs might indicate a deteriorating condition in the loan portfolio. The ratio of the allowance for loan losses to total nonperforming loans is at 195% vs. 157% at September 30, 1994 and 163% at December 31, 1994.

      Although recent economic statistical data indicates that local economic conditions may have stabilized, the local economy is not performing as well as other major regions of the nation. Management, therefore, continues to closely monitor local economic conditions relative to the long term impact of IBM s downsizing and the significant vacancy rates of commercial office and industrial space. Management believes that the allowance for loan losses is adequate to cover the risk of loss inherent in the portfolio but no assurance can be given that the local economy may not be unsettled by future events. Such developments would be expected to adversely effect the financial performance of the Company.

      The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans (dollars in thousands):

                             Sept. 30,          Sept. 30,                  December 31,
                             1995               1994                1994                1993                1992

     Balance at end of                % oftotal          % of total          % of total          % of total          % of total
     period applicable to:   Amount   loans     Amount   loans      Amount   loans      Amount   loans      Amount   loans

     Commercial &
     industrial              $2,393   15.47%    $1,591   21.8%      $2,010   22.10%     $2,520   19.10%     $2,606   17.30%

     Consumer & other         1,443   15.42%     1,358    8.7%       1,363   12.20%        881    9.50%      1,256   11.30%

     Real estate -
     construction                      3.38%             1.00%                1.50%               1.00%               2.70%

     Real estate-
     mortgage                4,106    65.73%     4,204   68.5%       4,100   64.20%      3,155   70.40%      1,608   68.70%

     Unallocate                701                 979                 853                 766                 324

     Total                  $8,643   100.00%    $8,133  100.00%     $8,328  100.00%     $7,322  100.00%     $5,794  100.00%

          The table below summarizes the Company's loan loss experience for the periods indicated:


                                               For the nine months
                                               ended September 30,      For the year ended December 31,

                                               1995       1994          1994        1993        1992

           Balance at beginning of period      $8,326     $7,322        $7,322      $5,794      $4,534

           Chargeoffs:

           Commercial                             311        229           350         435         682

           Installment                            584        182           292         449         856

           Real estate                            715        738         1,059       1,103         405

           Total charge-offs                    1,610      1,149         1,701       1,987       1,943




           Recoveries
           Commercial                              37         60           63          124          91

           Installment                            145        111          153          123         211

           Real estate                             45         20           20            2           1        1

           Total recoveries                       227        191          236          249         303

           Net charge-offs                     (1,383)      (958)      (1,465)      (1,738)     (1,640)

           Provision for Loan Losses            1,700      1,700        2,400        3,266       2,900

           Transfers, other *                       -         69           69

           Balance at end of period            $8,643     $8,133        $8,326       $7,322     $5,794


           Ratio of net charge-offs to
           average loan outstanding
           during the period (annualized)        .43%       .33%          .37%          .49%       .44%

           Allowance for loan losses as
           a percent of period-end loans        2.07%      2.00%        1.93%         2.01%       1.61%

           Allowance as a percent of
           non-performing loans                195.2%     157.2%         163%          123%        105%

           Nonperforming loans and OREO
           to total loans and OREO              1.61%      1.52%        1.45%         1.97%       1.74%

<F1>
           * An adjustment of $69,000 was transferred to the allowance for loan loan losses as a result of the acquisition of loans of the First National Bank of Amenia.



          The table below summarizes the Company's nonperforming assets and restructured loans for the periods indicated (dollars in thousands):

                                             at Sept. 30,           at December 31,
                                             1995     1994          1994       1993     1992
           Nonaccrual loans:(1)

           Real estate mortgage              $3,238   $4,685        $3,866     $4,759   $4,237

           Commercial & industrial              671      221           200        331      146

           Consumer & other                      42       44            39         48       30

           Total nonaccrual loans             3,951    4,950         4,105      5,138    4,413

           Loans 90 days or more
           past due and still accruing:

           Real estate mortgage                  53      192           620        313      349

           Commercial & industrial               60                     84                  80

           Consumer & other                      13       31           191         16       20

           Total 90 days past due accruing      126      223           895        329      449

           Restructured - real estate(2)        350                    119        457      625

           Total non-performing and
           restructured loans                 4,427    5,173         5,119      5,924    5,487

           Percent of total loans              1.06%    1.27%         1.18%      1.63%    1.51%

           Other real estate owned(2)         2,322    1,025         1,150      1,072      831

           Total non-performing assets       $6,749   $6,198        $6,269     $6,996   $6,318

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



<F2>
            (2) Net of allowance of $250,000 at December 31, 1993.


          Other real estate owned totals $2,322,000 at September 30, 1995 and consists of properties acquired through foreclosure on deed in lieu of foreclosure: one parcel of land, one land development project, seven residences and three non-farm nonresidential properties. Management believes that the carrying values of such properties adequately reflect the risk of loss in their orderly disposal. At September 30, 1995, the Company had approximately $11,000,000 in loans requiring special attention, in addition to the nonperforming loans and other nonperforming assets noted above. Such loans are being regularly monitored to assess impairment of the borrower s ability to comply with repayment terms. Virtually all such loans are collateralized by real estate. In the opinion of management, the Company s allowance for loan losses adequately provides for the risk of loss on these loans.






          Noninterest Income

          Noninterest income increased $1,947,000 in the nine months of 1995 to $4,504,000 compared to the same period of 1994. Exclusive of securities losses realized in 1994 on repositioning of the portfolio of $1,870,000, noninterest income increased by $77,000.

          The level of service charges and fee income declined $167,000.
          Service charge schedules were revised in connection with the merger.
          Reductions to customer service charges were implemented immediately after the merger while increases to certain service charges  were
          phased in starting in late February 1995.   Additionally, many
          customers moved into certain no service charge checking accounts.
          These products allowed many customers, previously charged, to obtain a free  account.  Such products are expected to be curtailed in future years.

          Securities gains during the nine months of 1995 amounted to $10,000 compared to losses of $1,816,000 in the same period of 1994 as previously noted above.

          Gains on sales of loans increased in 1995 to $375,000, principally as a result of gains recorded of $334,000 from the sale of approximately
          $25,000,000 of previously originated mortgages into the secondary market.  These loans were sold to reduce the Company s holdings of
          long-term fixed rate assets.   1994 comparable gains were $122,000.

          Other noninterest income increased by $35,000 primarily due to a $100,000 increase in incentives received from the sale of checks and $104,000 increase in trust earnings which was offset by decreases in annuity sales income of $150,000 in 1995 compared to 1994.

          Other Expenses

          Salaries and employee benefits increased $578,000. This increase is due to staffing increases related to the five new branches opened in 1994 and 1995 in Amenia, Millerton, Town of Newburgh and the Town of Poughkeepsie and approximately $110,000 in severance costs during 1995.

          Occupancy and equipment expense declined by $90,000 as of September 30, 1995. This decline is due both to the disposal of buildings occupied by the banks prior to the merger and rental income of $203,000 on the Company s new office building. This decrease was partially offset by the costs associated with the new branches and facilities of approximately $220,000.

          FDIC insurance decreased by $334,000 as a result of assessment reductions of $358,000 dating back to June of 1995. The annualized effect of this reduction is approximately $1,080,000 at present deposit levels.

          Supplies expense increased by $210,000 to $669,000 for the 1995 vs.
          1994 reflecting new forms related to combining the bank s products and the additional expense related to the new branches which were not in full operation in 1994.

          Telephone expense increased by $139,000 in the nine months ended
          September 30, 1995 from $236,000 to $375,000 as a result of customer use of 800 number services, new branches and the additional long distance expenses associated with a wider service area. Of this increase, $74,000 relates to the first quarter of 1995.

          Other real estate owned expense was $185,000 for the nine months ended
          September 30, 1995 compared to a net recovery of expense of $50,000 in 1985. The net recovery is the result of a $300,000 gain on disposition of an OREO property in the third quarter of 1994.
          Exclusive of this recovery, OREO expense declined by $65,000 as a result of lower writedowns and carrying costs associated with properties held in 1995 vs. those properties held in 1994.

          Other expenses increased $225,000 to $3,625,000 or 6.6% for the first nine months of 1995 compared to the same period of 1994.  This increase related primarily to the increased size of the Company, consulting expenses, and the costs associated with promotions of deposit products and new branch locations in Millerton, Town of
          Newburgh and Town of Poughkeepsie.  In May, the Company hired
          A. T. Hudson, a consulting firm specializing in management processes.
          The total contract is approximately $340,000 of which $220,000 has
          been expensed so far in 1995.   It is anticipated that

          such investment will yield annual running savings in staffing costs well in excess of the contract cost.  Implementation began in the third quarter of 1995 and is expected to be completed in the fourth quarter of 1995.  In addition, the Company has recorded approximately
          $200,000 in consulting expenses related to the merger of its data
          processing systems.   These costs were somewhat offset by savings
          achieved in certain areas due to economies related to the merger.

          In the first quarter of 1995, the Company established a provision for further potential merger expenses of $250,000 related to finalizing the conversion of its data processing systems. In the first nine months of 1994, $2,000,000 was recorded in connection with expenses incurred toward the Merger. Accordingly, year to date merger expenses are $1,750,000 less than the same period in 1994.

          Pretax income rose from $3,510,000 to $7,403,000 or $3,893,000.  Of this increase, $3,620,000 relates to the non-reoccurance of merger related items noted earlier and $273,000 relates to the general growth of underlying income in the nine months ended September 30, 1995 compared to the same period in 1994.

          Income tax increased $1,286,000 due to the increase in pretax income noted above. Also, approximately $750,000 of the 1994 merger related expenses were not considered tax deductible. This increased comparative tax expense by approximately $310,000 in 1994. The
          Company s effective tax rate was 34.5% and 36.0% for the nine months ended September 30, 1995 and 1994, respectively.

          Three months ended September 30, 1995 vs. September 30, 1994

          Net interest income increased $37,000 or 0.5% for the three months ended September 30, 1995 compared to 1994, primarily due to the overall growth in interest earning assets the Company has experienced over the past year, offset by higher interest expenses.

          Provisions for loan losses remained constant reflecting management s assessment of the amounts necessary to maintain an adequate allowance for possible loan losses.

          Noninterest income was $1,603,000 for the third quarter 1995 compared to a loss of $452,000 in 1994. Exclusive of the 1994 realized securities losses on portfolio repositioning, noninterest income increased $185,000 of which $169,000 related to gains on sales of loans in 1995 compared to a small loss on loan sales in 1994.
          Additionally, quarterly trust earnings increased $55,000 or 47.8%.
          These increases were offset by service charge and fees declining
          $72,000 to $881,000 or 7.5% and a decrease of $46,000 in annuity fees.

          Noninterest expense decreased $1,558,000 to $5,303,000 for the three months ended September 30, 1995 compared to September 30, 1994.
          Exclusive of merger-related expenses of $1,690,000, total noninterest expense increased $132,000. Of this amount, salaries and benefits increased by $269,000 over this period due to severances of $60,000 and staff increases associated with new branch facilities opened in late 1994 and early 1995. Occupancy expense increased by $39,000 due to the costs of the new branch facilities.

          FDIC insurance decreased $338,000 as a result of a $358,000 rebate and reduction of FDIC insurance premiums from the period June 1, 1995 to September 30, 1995 as a result of premium reductions from 23 basis points to 4 basis points.

          Stationary and supplies increased $72,000 in the third quarter of 1995 compared to the same period of 1994 due to the general growth of the Company and the continuing costs associated with new forms being prepared for handling the combined Bank s products.

          Other real estate owned expense was $8,000 in the third quarter of 1995 compared to a net credit of $125,000 in 1994. Exclusive of an expense recovery of $300,000 relating to a disposition of an OREO property, OREO expense in the third quarter of 1994 was $175,000 primarily due to writedowns of OREO properties. In the third quarter of 1995, no writedowns occurred on OREO properties and rental income received reduced carrying costs to the level of $8,000 for the three months ended September 30, 1995.

          Merger related expenses incurred in the third quarter of 1994 of $1,690,000 relate to pre-merger expenses. There were no merger related expenses in the third quarter of 1995.

          Other noninterest expenses decreased $78,000 to $1,211,000 despite of the $120,000 related to the A. T. Hudson contract and $50,000 related to the computer consulting expenses noted earlier.

          Therefore, third quarter 1995 net income was $1,946,000 compared to a third quarter loss of $396,000 in 1994, or a net increase of $2,342,000 of which $2,155,000 was due to merger related items incurred in 1994.

          Asset/Liability Management

          The Company's ability to plan for changes in interest rates is a significant profitability factor. The Company's primary objective in managing interest rate sensitivity is to maintain a broadly balanced position between interest sensitive assets and liabilities in order to minimize the impact of significant interest rate fluctuations. The historical level of demand deposits (approximately
          20% of total deposits) helps to mitigate increases in interest rates and reduces the average cost of all liabilities to a level significantly below the average cost of interest-bearing liabilities.


          The following chart outlines the interest rate sensitive assets and liabilities of the Company:

                                                             subtotal              greater
                                       3 months   4 months   within     one yr.    than
                                       or less    to one yr.  one yr.   to 5 yrs.  five yrs. Total

        Maturity

        Interest-earning assets(1)     $292,394   $123,947   $416,341   $172,817   $30,911   $620,069

        Interest-bearing liabilities    181,736    265,229    446,965     42,974              489,939

        Interest sensitivity gap       $110,658  $(141,282)  $(30,624)  $129,843   $30,911   $130,130(2)

        Percent ofearning assets          17.85%   (22.78%)    (4.94%)     20.94%     4.99%     21.00%

<F1>
        (1)  Does not include loans in non-accrual status or net unrealized gains/losses recorded on
             "available for sale" securities as of  September 30, 1995.  Fixed rate loans are recorded within interest-earning assets by contractual maturity, adjusted for amortization.
             Fixed rate mortgage backed securities are recorded based upon estimated prepayment rates experienced  during the past twelve months.

        (2)  Non-interest bearing deposit liabilities were approximately $131,982,000 at September 30,
             1995.

          Interest sensitive assets that reprice in less than three months are primarily prime rate adjustable loans, federal funds sold and floating rate securities. Interest sensitive assets that reprice or mature with maturities in excess of three months are loans and securities. Assets that reprice greater than five years are primarily residential mortgages and municipal securities. The repricing of fixed rate assets has been presented based upon contractual maturity, adjusted for scheduled amortization, but does not reflect potential prepayments. Interest sensitive liabilities are primarily money market rate-sensitive deposits in the three month or less category. Certificates of deposit are shown by contractual maturity. Savings and NOW accounts have been allocated for the purposes of this table to the four months to one year category. Although rates on these types of accounts have recently changed more frequently than in the past, such rates still regularly lag changes in money market rates. The relative increase in rates paid on deposits has been greater than the increase in yields in the Company s interest earning assets over the past twelve months. This had a negative effect on net interest income in the nine months ended September 30, 1995 compared to the same period of 1994. If increases in interest rates paid for interest bearing liabilities continue to exceed the increase in yields in the Company s interest earning assets, net interest margin may be adversely affected.

          Capital Resources and Liquidity

          The following summarizes the minimum capital requirements and capital position at September 30, 1995:

                                           Capital Position                Minimum
                                           at Sept. 30, 1995               Capital Requirements

                                           Bank Only       Consolidated

          Total Capital
           to Risk-Weighted Assets         13.1%          14.4%           8.0%

          Tier 1 Capital
            to Risk-Weighted Assets         11.9          13.1            4.0

          Tier 1 Capital to Average
           Assets (Leverage Ratio)           7.4           8.2            4.0 - 5.0(1)

<F1>
          (1) Regulatory authorities require all but the most highly rated banks and bank holding companies to maintain a minimum leverage ratio of at least
              4.0% - 5.0%.

          The Company believes that its cash and cash equivalents of $71,122,000 in addition to its securities available for sale of $77,181,000 at September 30, 1995 are sufficient to meet both the funding needs of its borrowers and the liquidity requirements of its depositors. The Company intends to invest its increases in cash and cash equivalents over its loan funding requirements in investment securities with average lives of less than five years. It is anticipated that such purchases will be classified as Available For Sale securities.


          PART II -  OTHER INFORMATION

          Item 6(a).  Exhibits

          Exhibit 10.1 Employment agreement of John C. VanWormer dated July 1, 1995.
          Exhibit 27     Financial Data Schedule

          Item 6(b).  Reports on Form 8-K

          None.

          SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                   Hudson Chartered Bancorp, Inc.
                                        (Registrant)


          Date:     November 14, 1995        By /s/ Paul A. Maisch
                                             Paul A. Maisch
                                             Duly Authorized Officer and
                                             Principal Financial Officer

                                                     EXHIBIT INDEX

          Exhibit
          Number         Description

          10.1      Employment agreement of John C. VanWormer effective
                    July 1, 1995.
          27        Financial Data Schedule

                                                        EXHIBIT 10.1

                            EMPLOYMENT AGREEMENT
                 THIS AGREEMENT effective as of July 1, 1995 ( Effective Date ), by and between Hudson Chartered Bancorp, Inc. (the Company ), First National Bank of the Hudson Valley (the Bank ), and John C. VanWormer (the Employee ).WHEREAS, the Employee has heretofore been employed by the Bank and the Company as their President and is experienced in all phases of the business of the Bank and the Company; and

          WHEREAS, the parties desire by this writing to set forth the continuing employment relationship of the Bank, the Company and the Employee.

          NOW, THEREFORE, it is AGREED as follows: The Employment Agreement dated November 24, 1993, and amended March 3, 1994, between the Employee and the predecessors of the Company and the Bank, which Agreement was assumed by the Company and the Bank, shall remain in full force and effect until the Effective Date.

          Employment. The Employee is employed as the President and Chief Executive Officer of the Bank and as the President of the Company. The Employee shall render such administrative and management services for the Bank and the Company as are currently rendered and as are customarily performed by persons situated in a similar executive capacity. The Employee shall also promote, by entertainment or otherwise, as and to the extent permitted by law, the business of the Bank and the Company. The Employee s other duties shall be such as the Board of Directors of the Bank or the Company may from time to time reasonably direct, including normal duties as an officer of the Bank and of the Company.

          Base Compensation. The Bank agrees to pay the Employee, beginning as of the Effective Date, a salary at the rate of $198,000 per annum, payable in cash not less frequently than monthly. In lieu of paying the Employee a base salary during the term of this Agreement, the Company agrees that to the extent permitted by law, it shall be jointly and severally liable with the Bank for the payment of all amounts due thereunder. The Board of Directors of the Company may nevertheless at any time agree to pay the Employee, during the remaining term of this Agreement, a salary for his services rendered for the Company. The Board of Directors of the Bank and of the Company shall have the discretion to increase the Employee s salary, at any time and from time to time. Any such increase shall reflect the Employee s contribution to the financial and business performance of the Company and the Bank during the preceding period.

          Discretionary Bonuses. The Employee shall participate in an equitable manner with all other senior management employees of the Bank and/or the Company in discretionary bonuses that their respective Board of Directors may award from time to time to its senior management employees. No other compensation provided for in this agreement shall be deemed a substitute for the Employee s right to participate in such discretionary bonuses.
          (a) Participation in Retirement, Medical and Other Plans. Blue Cross/Blue Shield medical insurance coverage, including major medical insurance coverage, or similar insurance coverage provided by another insurance company, shall be maintained for the Employee and his dependents. In addition, the Employee shall participate in any plan that the Bank or the Company maintains generally for the benefit of its employees if the plan relates to (I) pension, profit-sharing, or other retirement benefits, (ii) medical insurance or the reimbursement of medical or dependent care expenses, or (iii) other group benefits, including disability and life insurance plans. The Employee s participation in each such plan or program shall be in accordance with the terms and provisions thereof as generally applicable to all participants.

          (b) Employee Benefits; Expenses. The Employee shall participate in any fringe benefits which are approved by the Board of Directors including for example: any stock option or incentive compensation plans, club memberships, and any other benefits which are commensurate with the responsibilities and functions to be performed by the Employee under this Agreement. The Employee shall be reimbursed for all reasonable out-of-pocket expenses which he shall incur in connection with his services under this Agreement upon substantiation of such expenses in accordance with the policies of the Bank and/or the Company.

          Term. The Bank and the Company shall employ the Employee, and the Employee accepts such employment, for the period commencing on July 1, 1995 ( Employment Date ) and ending thirty-six months thereafter (or such earlier date as is determined in accordance with Section 11). On each annual anniversary date from the Employment Date, the Employee s term of employment shall be extended for a one-year period beyond the then effective expiration date, unless the Bank or the Company provides written notice to the Employee prior to such anniversary date advising the Employee that this Agreement shall not be further extended. Any such extension shall be subject to the consent of the Employee, which shall be presumed to be received unless the Employee provides the Company or the Bank with written notice on the contrary.

          7. The Employee shall be eligible to participate in and benefit from a supplemental retirement program ("SRP") as described in this section. The SRP shall provide supplemental retirement and tax deferral benefits to the extent benefits under the Hudson Chartered Bancorp, Inc. Retirement and Thrift Plan or any successor plan (the "Plan") are limited by provisions of the Internal Revenue Code, ERISA, or any other applicable law or regulation (the "Limitations").

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

          8.          Loyalty; Noncompetition.
          (a) During the period of his employment thereunder and except for illnesses, reasonable vacation periods, and reasonable leaves of absence, the Employee shall devote all his full business time, attention, skill, and efforts to the faithful performance of his duties thereunder; provided, however, from time to time, Employee may serve on boards of directors of, and hold any other offices or positions in, companies or organizations, which will not present any conflict of interest with the Company or the Bank or any of their subsidiaries or affiliates, or unfavorably affect the performance of Employee s duties pursuant to this Agreement, or will not violate any
          applicable statute or regulation.   Full business time  is hereby
          defined by the fact that the Employee cannot be gainfully employed in any other position or job, but the time devoted to the Company and the Bank shall be that amount of time usually devoted to like companies by similarly situated executive officers. During the term of his employment under this Agreement, the Employee shall not engage in any business or activity contrary to or conflicting with the business affairs or interests of the bank or the Company or any of their subsidiaries or affiliates.

          (b) Nothing contained in this Paragraph 8 shall be deemed to prevent or limit the Employee s right to invest in the capital stock or other securities of any business dissimilar from that of the Bank and the Company, or, solely as a passive or minority investor, in any business.
          9. Standards. The Employee shall perform his duties under this Agreement in accordance with such reasonable standards as the Board of Directors of the Bank and/or of the Company may establish from time to time ( Performance Standards ). The Bank will provide Employee with the working facilities and staff customary for similar executives and necessary for him to perform his duties.
          10. Vacation and Sick Leave. At such reasonable times as the Board of Directors of the Bank and/or the Company shall in its discretion permit, the Employee shall be entitled, without loss of pay, to absent himself voluntarily from the performance of his employment under this Agreement, all such voluntary absences to count as vacation time; provided that:

          (a) The Employee shall be entitled to an annual vacation of not less than four weeks, in accordance with the policies that the Board of Directors of the Bank and/or the Company periodically establishes for senior management employees of the Bank or the Company.

          (b) The Employee shall not receive any additional compensation from the Bank or the Company on account of his failure to take a vacation, and the Employee shall not accumulate unused vacation from one fiscal year to the next, except in accordance with the policies that the Board of Directors of the Bank and/or the Company periodically establish for the employees of the Bank or the Company.

          The Board of Directors of the Bank or the Company may grant to the Employee a leave or leaves or absence, with or without pay, at such time or times and upon such terms and conditions as such Board of Directors in its discretion may determine.

          (d) In addition, the Employee shall be entitled to an annual sick leave benefit as established by the Board of Directors of the Bank or the Company.

          11. Termination and Termination Pay. Subject to Section 13 hereof, the Employee s employment thereunder may be terminated under the following circumstances:

          (a) Death. The Employee s employment under this Agreement shall terminate upon his death during the term of this Agreement, in which event the Employee s estate shall be entitled to receive the salary provided pursuant to Section 3 hereof through the last day of the calendar month in which his death occurred.

          (b) Just Cause. The Board of Directors of the Bank or the Company may, by written notice to the Employee, immediately terminate his employment at any time, for Just Cause. The Employee shall have no right to receive compensation or other benefits for any period after termination for Just Cause. Termination for Just Cause shall mean termination because of, in the good faith determination of the Company s or the Bank s Board of Directors, the Employee s personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, consistent failure to meet Performance Standards (after notice to the Employee), willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. Notwithstanding the foregoing, the Employee shall not be deemed to have been terminated for Just Cause unless there shall have been delivered to the Employee a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the entire membership of the Board of Directors of the Bank or the Company at a meeting of the Board called and held for the purpose (after reasonable notice to the Employee and an opportunity for the Employee to be heard before the Board), finding that in the good faith opinion of the Board the Employee was guilty of conduct set forth above in the third sentence of this Subsection (b) and specifying the particulars thereof in detail.

          Without Just Cause. Subject to Section 13 hereof, the Board of Directors of the Bank or the Company may, by written notice to the Employee, immediately terminate his employment at any time for a reason other than Just Cause, in which event the Employee shall be entitled to receive salary provided pursuant to Section 3 hereof, up to the date of termination of the term of this Agreement (including any renewal term of this Agreement previously agreed to by the

          Board of Directors) plus he shall be paid salary for an additional 12-month period. Said sum shall be paid, at the option of the Employee, either(I) in periodic payments over the remaining term of this Agreement, as if the Employee s employment had not been terminated, or (II) in one lump sum with ten (10) days of such termination. In addition, the Company or the Bank shall continue, at no cost to the Employee, coverage under the medical welfare plans in which he and his dependents participated prior to the termination, for a period of 18 months following the date such coverage would otherwise have expired due to the termination.

          (d)  Termination or Supervision Under Federal Law.

          (1) If the Employee is removed and/or permanently prohibited from participating in the conduct of the Bank s affairs by an order issued under Sections 8(e)(4) or 8(g)(1) of the Federal Deposit Insurance Act ( FDIA ) (12 U.S.C. 1818(e)(4) and (g)(1)), all obligations of the Company and the Bank under this Agreement shall terminate, as of the effective date of the order, but vested rights of the parties shall not be affected.

          (2) If the bank is in default (as defined in Section 3(x)(1) of FDIA), all obligations of the parties under this Agreement shall terminate as of the date of default, but this Section 9(e)(2) shall not affect any vested rights of the parties.

          (3) If a notice served under Section 8(e)(3) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(3) and (g)(1)) suspends and/or temporarily prohibits the Employee from participating in the conduct of the Bank s affairs, the Bank s and the Company s obligations under this Agreement shall be suspended as of the date of such service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Bank may (I) pay the Employee all or part of the compensation withheld while its contract obligations were suspended, and (ii) reinstate (in whole or in part) any of its obligations which were suspended.

          (e) Voluntary Termination by Employee. Subject to Section 13 hereof, the Employee may voluntarily terminate employment with the Bank and the Company during the term of this Agreement, upon at least
          60 days prior written notice to each of their Board of Directors, in which case the Employee shall receive only his compensation and vested rights in the employee benefits up to the date of his termination.

          12. No Mitigation. The Employee shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment orotherwise and no such payment shall be offset; or reduced by the amount of any compensation or benefits provided to the Employee in any subsequent employment.

          13.         Change in Control.

          (a) Notwithstanding any provision herein to the contrary, if the Employee s employment under this Agreement is terminated by the Company or the Bank, without the Employee s prior written consent and for a reason other than Just Cause, in connection with or within twelve (12) months after any change in control of the Bank or the Company, the Employee shall be paid an amount equal to difference between (I) the product of 2.99 times his base amount as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the Code ) and regulations promulgated thereunder and (ii) the sum of any other parachute payments as defined under
          Section 280G(b)(2) of the Code that the Employee receives on account of the change in control. Said Sum shall be paid in one lump sum within ten (10) days after such termination.

          The term change in control shall mean (1) the ownership, holding or power to vote more than 25% of the Bank s or Company s voting stock, (2) the control of the election of a majority of the Bank s or Company s directors, (3) the exercise of a controlling influence over the management or policies of the Bank or the Company by any person or by persons acting as a group within the meaning of
          Section 13(d) of the Securities Exchange Act of 1934 (except in the c case of (1), (2) and (3) hereof, ownership or control of the Bank or its Directors by the Company itself shall not constitute a change in control ) and (4) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company or the Bank (the Continuing Directors ) cease for any reason to constitute at least two-thirds thereof, provided that any individual whose election or nomination for election as a member of either of such Boards was approved by a vote of at least two-thirds of the Continuing Directors then in office shall be considered a Continuing Director. The term person means an individual other than the Employee, or a corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization or any other form of entity not specifically listed herein.

          (b) Notwithstanding any other provision of this Agreement to the contrary, the Employee may voluntarily terminate his employment under this Agreement within twelve (12) months following a change in control of the Bank or the Company, and the Employee shall thereupon be entitled to receive the payment described in Section 13(a) of this Agreement, upon the occurrence of any of the following events, or within ninety (90) days thereafter, which have not been consented to in advance by the Employee in writing: (I) the requirement that the Employee perform his principal executive functions, more than thirty-five (35) miles from his primary office as of the Effective Date of this Agreement; (ii) a reduction in the Employee s base compensation as in effect on the Effective Date of this Agreement or as the same may have been increased from time to time; (iii) the failure by the Bank or the Company to continue to provide the Employee with compensation and benefits provided for the Employee under the terms of this Agreement, or the taking of any action by the Company or the Bank which would directly or indirectly reduce any such benefits or deprive the Employee of any material fringe benefit enjoyed by him at the time of the change in control; (iv) the assignment to the Employee of material duties and responsibilities other than those normally associated with his position as referenced at Section 2 (v) a failure to elect or reelect the Employee to the Board of Directors of the Bank or the Company; or (vi) a material diminution or reduction in the Employee s responsibilities or authority (including reporting responsibilities) in connection with his employment with the Bank or the Company.

          In the event that any dispute arises between the Employee and the Bank as to the terms or interpretation of this Agreement, including this Section 13, whether instituted by formal legal proceedings or otherwise, including any action that the Employee takes to enforce the terms of this Section 13 or to defend against any action taken by the Bank, the Employee shall be reimbursed for all costs and expenses, including reasonable attorneys fees, arising from such dispute, proceedings or actions provided that the Employee shall obtain a final judgment by a court of competent jurisdiction in favor of the Employee. Such reimbursement shall be paid with ten (10) days of Employee s furnishing to the Bank written evidence, which may be in the form, among other things, of a canceled check or receipt, of any costs or expenses incurred by the Employee.

          14.         Successors and Assigns.

          (a) This Agreement shall inure to the benefit of and be binding upon any corporate or other successor of the Bank or the Company which shall acquire, directly or indirectly, by merger, consolidation, purchase or otherwise, all or substantially all of the assets or stock of the Bank or the Company.

          (b) Since the Bank and the Company are contracting for the unique and personal skills of the Employee, the Employee shall be precluded from assigning or delegating his rights or duties thereunder without first obtaining the written consent of the Bank and the Company, such consent to be within the sole discretion of the Bank and the Company.
          15. Joint and Several Liability. To the extent permitted by law, the Company and the Bank shall be jointly and severally liable for the payment of all amounts due, and shall be jointly and severally entitled to the benefits and remedies of this Agreement.

          16. Amendments. No amendments or additions to this Agreement shall be binding unless made in writing and signed by all parties, except as herein otherwise specifically provided.

          17. Applicable Law. Except to the extent preempted by Federal law, the laws of the State of New York shall govern this Agreement in all respects, whether as to its validity, construction, capacity, performance or otherwise.

          18. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not effect the validity or enforceability of the other provisions hereof.

          19. Entire Agreement. This Agreement, together with any understanding or modifications hereof as agreed to in writing by the parties, shall constitute the entire agreement between the parties hereto, and shall supersede any prior agreements between the parties (including but not limited to the agreement dated May 15, 1985, as thereafter amended, between the Employee and the predecessor of the Bank).

          IN WITNESS WHEREOF, the parties have executed this Agreement on the day and year first thereinabove written.

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


                       /s/ John C. VanWormer
                           John C. VanWormer