Form 10-Q/A
period 1995-09-30
HUDSON CHARTERED BANCORP INC
filed 1995-11-21
CIK 776848

To correct errors beyond the control of the filer due to electronic transmission.
Page 15 - Column Nine months ended 9/30/94, line Assumed conversion of Series B preferred stock, corrected to 401 from 402.
Page 16 - Column Three months ended 9/30/94, line Fully diluted earnings (loss) reported, corrected to $(0.15) from $(0.10).
Page 23 - Column Three months ended 9/30/94 and column Nine months ended 9/30/94, line Realized securities (losses), corrected to $1,870 from 0.
Page 27 - Column Volume, line Net interest income, corrected to
$1,254 from $1,25.
Page 29 - Column Sept. 30, 1994 Amount, line Real estate-mortgage, corrected to $4,205 from $4,204.
Page 29 - Column December 31, 1994 Amount, line Total, corrected to $8,326 from $8,328.




                                      FORM 10-Q/A1
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

           Fully diluted earnings (loss) per common share is computed as follows:

                                        Three months      Nine months
                                        ended             ended
                                        September 30,     September 30,

                                        1995     1994     1995     1994

           Weighted average common
           shares outstanding           3,466    3,392    3,449    3,370

           Net effect of dilutive
           stock options                   49       68       49       68

           Assumed conversion of
           Series B, preferred stock      401      401      401      401

           Total  fully diluted
           shares                       3,916    3,861    3,899     3,839

           Net income (loss)           $1,946    $(396)  $4,851    $2,248

           Fully diluted  earnings
           (loss) per common share      $0.50   $(0.10)   $1.24     $0.59




           Fully diluted  earnings
           (loss) reported              $0.50   $(0.15)   $1.24     $0.57

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

                                            Three months ended       Nine months ended
                                            9/30/95     9/30/94      9/30/95     9/30/94


           Realized securities  losses                   1,870                    1,870

           Merger-related expenses                       1,690                    2,000

           Total merger-related items                    3,560                    3,870

           Tax benefit recognized                        1,405                    1,405

           Net after effect of
             merger-related items                        2,155                    2,465

           Reported net income (loss)         $1,946      (396)       $4,851      2,248

           Pro forma net income for
             comparative purposes             $1,946    $1,759        $4,851      $4,713

                                              Three months ended      Nine months ended
                                              9/30/95    9/30/94      9/30/95    9/30/94

           Pro forma per share information:
           Primary Earnings per share         $0.52      $0.48        $1.30      $1.29

           Fully diluted earnings per share    0.50       0.46         1.24       1.23


           Pro forma return information:








           Annualized return on assets          1.13%      1.10%       0.97%      1.01%

           Shareholders equity                 13.25      13.38       11.65      11.90

           Common shareholders' equity          13.9      14.13       12.16      12.47




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

<F1>
   (1)       Average Balances Include NonAccrual Loans
<F2>
   (2)       Yields on Tax-Exempt Securities Based on Federal Tax Rate of 34%

           Rate/Volume Analysis
           (In Thousands)

                                                        Nine Months Ended Sept. 30,
                                                               1995 vs. 1994
                                                        Increase (Decrease) due to

                                                    Volume        Rate         Net

           Interest Income:
             Loans                                  $2,970        $2,781       $5,751

             Taxable investment securities            (491)          655          164

             Tax-exempt investment securities         (155)           96          (59)

             Federal funds sold                        120           473          593

           Total interest income                     2,444         4,005        6,449

           Interest expense:

             Savings deposits                          568         1,984        2,552

             NOW/accounts                              (43)           42           (1)

             Money market accounts                    (549)          459          (90)

             Certificates over $100,000                221           154          375

             Other time                              1,013         1,441        2,454

             Borrowed funds                             32            24           56

           Total interest expense                    1,242         4,104        5,346

           Net interest margin                       1,202           (99)       1,103

             Tax equivalent affect                      52           (32)          20

           Net interest income                      $1,254         $(131)       $1,123



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

      The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans (dollars in thousands):

                             Sept. 30,          Sept. 30,                  December 31,
                             1995               1994                1994                1993                1992

     Balance at end of                % oftotal          % of total          % of total          % of total          % of total
     period applicable to:   Amount   loans     Amount   loans      Amount   loans      Amount   loans      Amount   loans

     Commercial &
     industrial              $2,393   15.47%    $1,591   21.8%      $2,010   22.10%     $2,520   19.10%     $2,606   17.30%

     Consumer & other         1,443   15.42%     1,358    8.7%       1,363   12.20%        881    9.50%      1,256   11.30%

     Real estate -
     construction                      3.38%             1.00%                1.50%               1.00%               2.70%

     Real estate-
     mortgage                4,106    65.73%     4,205   68.5%       4,100   64.20%      3,155   70.40%      1,608   68.70%

     Unallocate                701                 979                 853                 766                 324

     Total                  $8,643   100.00%    $8,133  100.00%     $8,326  100.00%     $7,322  100.00%     $5,794  100.00%

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



                                   Hudson Chartered Bancorp, Inc.
                                        (Registrant)


          Date:     November 21, 1995        By /s/ Paul A. Maisch
                                             Paul A. Maisch
                                             Duly Authorized Officer and
                                             Principal Financial Officer