Form 10-K
period 1995-12-31
HUDSON CHARTERED BANCORP INC
filed 1996-03-20
CIK 776848

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    [FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    [NO FEE REQUIRED]

     FOR THE TRANSITION PERIOD FROM ______  TO ______


                        COMMISSION FILE NUMBER: 0-17848
                                                -------

                        HUDSON CHARTERED BANCORP, INC.
                        ------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

               NEW YORK                                  14-1668718
               --------                                  ----------
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

   ROUTE 55, LAGRANGEVILLE, NEW YORK                       12540
   ---------------------------------                       -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 914471-1711

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, PAR VALUE $.80 PER SHARE      7.25% CUMULATIVE CONVERTIBLE
--------------------------------------      ----------------------------
(TITLE OF CLASS)                            PREFERRED STOCK, SERIES B
                                            -------------------------
                                            (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH REQUIREMENTS
FOR THE PAST 90 DAYS.  YES  X    NO ___

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K ______

AS OF MARCH 1, 1996, THE AGGREGATE MARKET VALUE OF THE 2,507,063 SHARES OF THE REGISTRANT'S VOTING COMMON STOCK ISSUED AND OUTSTANDING HELD BY NON-AFFILIATES ON SUCH DATE WAS APPROXIMATELY $ 52,666,509 BASED ON THE REPORTED LAST SALE PRICE OF THE REGISTRANT'S COMMON STOCK ON SUCH DATE. FOR PURPOSES OF THIS CALCULATION, IT IS ASSUMED THAT DIRECTORS, EXECUTIVE OFFICERS AND BENEFICIAL OWNERS OF MORE THAN 5% OF THE REGISTRANT'S VOTING COMMON STOCK ARE AFFILIATES OF THE REGISTRANT.

AS OF MARCH 1, 1996, THE REGISTRANT HAD 3,857,063 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE:

1. PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K. THE INCORPORATION BY REFERENCE HEREIN, OF PORTIONS OF THE PROXY STATEMENT, SHALL NOT BE DEEMED TO SPECIFICALLY INCORPORATE BY REFERENCE THE INFORMATION REFERRED TO IN
     ITEM 402(A) 8 OF REGULATION S-K.

                          FORM 10-K TABLE OF CONTENTS

PART I                                                             PAGE NO.
------
     ITEM 1    BUSINESS                                                3

     ITEM 2    PROPERTIES                                             17

     ITEM 3    LEGAL PROCEEDINGS                                      17

     ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    17

PART II
-------

     ITEM 5    MARKET FOR THE REGISTRANT'S COMMON STOCK AND
               RELATED SHAREHOLDER MATTERS                            18

     ITEM 6    SELECTED FINANCIAL DATA                                19

     ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                    20

     ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            36

     ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                    36

PART III
--------

     ITEMS 10 THROUGH 13. (INCORPORATED BY REFERENCE TO THE
     DEFINITIVE POLICY STATEMENT FOR THE ANNUAL MEETING OF
     SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
     WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE
     COMMISSION NOT LATER THAN 120 DAYS AFTER THE END OF THAT
     FISCAL YEAR)                                                     36

PART IV
-------

     ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
     REPORTS ON FORM 8-K                                              37

SIGNATURES                                                            72
----------

                                    PART I
                                    ------

ITEM 1 - BUSINESS
-----------------

MERGER
------

     Hudson Chartered Bancorp, Inc. (the "Company") is a New York corporation with headquarters at 20 Mill Street, Rhinebeck, New York, and principal executive offices at Route 55, LaGrangeville, New York. The Company's principal subsidiary, accounting for 99% of the consolidated assets and 88% of consolidated equity, is First National Bank of the Hudson Valley (the "Bank").

     The Company is registered with the Board of Governors of the Federal Reserve System (the "Reserve Board") as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"). As a bank holding company, it is required to file annual reports and other information regarding its business operations and those of its subsidiaries with the Reserve Board. See "REGULATION AND SUPERVISION - Bank Holding Company Regulation."

     The Bank was chartered under the national banking laws in 1863 and is a member of the Federal Reserve System. It operates its main office at 289-291 Main Mall, Poughkeepsie, New York, and nineteen other branch offices and eleven offsite automated teller machines in Dutchess, Ulster, Putnam, and Orange Counties. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to comprehensive regulation, supervision, and examination by the Office of the Comptroller of the Currency ("Comptroller"), the Reserve Board, and the FDIC.

     The Bank conducts a general commercial banking and trust business. It offers retail and wholesale banking services including demand, savings and time deposits, commercial, mortgage and installment loans, consumer banking, and trust services. Services offered by the Bank's Trust Department include trust administration, investment management, and custody services.

     As of December 31, 1995, the Company, on a consolidated basis, had total assets of approximately $696.5 million, total deposits of $631.1 million and stockholders' equity of $59.9 million. At March 1, 1996, the Company and the Bank employed 312 full-time equivalent employees.

LENDING
-------

     The Bank engages in a variety of lending activities which are primarily categorized as residential and commercial mortgage, consumer/installment, and commercial lending.

     The Bank originates virtually all of its loans in its market area. At December 31, 1995, the Bank's gross loan portfolio totaled approximately $422.4 million. Of this amount, real estate mortgage, consumer/installment, and commercial loans comprised 67.3%, 16.1%, and 16.6%, respectively, of the Bank's loan portfolio.

     At December 31, 1995, the Bank's unsecured lending limit to one borrower under applicable regulations was approximately $9.1 million.

     In managing the growth of its loan portfolio, the Bank has focused on: (i) the application of prudent underwriting criteria, (ii) establishment of internal lending limits below the Bank's legal lending authority, (iii) establishment of industry concentration limits, (iv) active involvement by senior management and the Board of Directors in the loan approval process, and (v) active monitoring of loans to ensure that repayment are made in a timely manner and to identify potential problem loans.

     For information regarding the performance of the loans in the Bank's portfolio and the amount and composition of the Bank's allowance for loan losses, see "Item 7 - Management's Discussion of Analysis of Financial Condition and Results of Operations -- Asset Quality."

     RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS.  Residential mortgage loans
     -----------------------------------------
are comprised primarily of loans on one-to-four family residential units, construction and land development loans, home equity lines of credit, and special purpose loans (loans satisfying the objectives of the Community Reinvestment Act).

     In underwriting residential mortgage loans, the Bank evaluates both the prospective borrower's ability to make payments on the loan when due and the value of the property securing the loan. As required by banking regulators, an appraisal of the real estate intended to secure the loan is generally undertaken by an independent New York State licensed or certified appraiser previously approved by the Bank. Residential mortgages are generally underwritten up to 80% loan-to-value ("LTV") ratio. However, the Bank has made a limited number of loans greater than 80% LTV, up to 95% LTV, with private mortgage insurance required for loans in excess of the 80% LTV ratio.

     The Bank offers fixed rate and adjustable rate residential mortgage loans with a maximum term of 30 years. Fixed rate loans are underwritten according to Federal Home Loan Mortgage Corporation criteria in order to qualify for sale in the secondary market. Individual fixed rate loans are usually sold at the time of closing without recourse to the Bank. The Bank continues to service these loans.

     In 1995, the Company sold, but retained the servicing rights on, $31.3 million of fixed rate residential mortgage loans of which approximately $25.1 million were originated in previous years. Total loans serviced for others was $101.1 million at December 31, 1995.

     The Bank offers a one year adjustable rate loan (and, on an exception basis, three and five year adjustable rate loans). This loan provides for annual adjustments in the interest charged to an amount usually equal to 3% over the one year U. S. Treasury securities index. Adjustable rate loans are generally retained in the Bank's portfolio in order to increase the percentage of loans in its portfolio with greater repricing frequencies than fixed rate loans. Interest rates or origination fees on adjustable rate loans are priced to be competitive in the Bank's market area. Periodic adjustments of the interest rate on an adjustable rate loan is usually limited to not more than 2% per adjustment, with an interest rate ceiling over the life of the loan ranging from 11% to 15%.

     The Bank also offers a "convertible" adjustable rate mortgage, which provides the borrower an option to convert a one year adjustable rate mortgage to a fixed rate mortgage at then prevailing market rates at the end of five years. The current originations of these loans are also sold into the secondary market with servicing rights retained.

     The Bank offers two types of home equity mortgage loans. The first is an "express loan" subject to a limit of $25,000 with a five or seven year full payout amortization, as a substitute for a consumer loan but with possible tax deductibility of interest. The Bank places a second mortgage on the property with assessed value used as the principal basis for valuation. The second is a open-end revolving line of credit, which is an adjustable rate loan with a term, depending on the size of the loan, of up to twenty years. During the revolving period, which varies from five to ten years based on the size of the loan, the borrower is only required to make interest payments. Thereafter, payments are for both principal and interest. All home equity loans are limited to one-to-four family owner-occupied residences. The Bank restricts its open-end home equity loans to a maximum of 75% of the appraised value of the collateral property net of the balance of the first mortgage loan on such property, if any, and executes a second mortgage as collateral. On closed-end loans, the LTV is limited to 80% of appraised value. The Bank previously offered a closed end, fixed rate loan with an amortization basis of 15 years and either as three or five year balloon maturity. Such product was discontinued in 1994. As such loans mature, they are rewritten to fully amortize to maturity. Open-end lines of credit not advanced totaled $12.3 million at December 31, 1995. Loans secured by residential mortgages totaled $143.7 million at December 31, 1995, of which $102.6 million were first and $41.1 million were second mortgages.

     Commercial real estate loans are generally offered by the Bank on a variable rate basis with a three or five year balloon maturity, although the amortization basis may range from 15 to 30 years. These loans are typically related to commercial business loans and are secured by the underlying real estate used in these businesses. The maximum loan-to-value ratio on commercial real estate loans is 75%, with the value of the collateral for loans in excess of $250,000 being based on independent appraisals. The Bank typically requires personal guarantees of the principals of corporations to which it lends. Commercial real estate loans are often larger and may involve greater risks than other types of lending. Because payments on such loans are often dependent upon the successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse economic conditions. Loans secured by commercial mortgages totaled $127.4 million at December 31, 1995.

     CONSTRUCTION LOANS. The Bank makes short-term (one year or less)
     ------------------
construction loans secured by land, residential, and non-residential properties. At December 31, 1995, total construction loans (excluding construction loans where the Bank committed to provide the subsequent financing) aggregated approximately $13.3 million and amounts not yet advanced totaled $2.0 million. The Bank has no major commitments to lend to developers of significant multi-unit residential or commercial projects. Furthermore, the Bank does not intend to actively engage in lending to developers of significant multi-unit residential or commercial projects.

     Construction loans on owner occupied dwellings are usually for terms of 6 to 12 months. Funds for construction loans are disbursed as phases of construction are completed. The Bank's construction loan underwriting procedure generally limits the loan amount to 80% LTV ratio with an LTV of up to 90% allowed where private mortgage insurance on the amount over 80% is provided with respect to the permanent mortgage. The Bank does not generally fund construction loans for single family homes built by investors until the builder has a firm sales contract for the residence to be constructed.

     COMMERCIAL LOANS.  The Bank's commercial loan portfolio consists
     ----------------
primarily of commercial business loans to small and medium sized businesses. At December 1995, the Bank's commercial business loans outstanding totaled $69.9 million and an additional $27.0 million under lines of credit not advanced.

     Commercial business loans are usually made to finance the purchase of inventory or new or used equipment or for other short-term working capital purposes. Generally, these loans are secured, but these loans are also offered on an unsecured basis. Commercial business loans for the purchase of new or used equipment are normally written on an installment basis with a term of between one and seven years. Loans for the purchase of inventory or other working capital purposes are structured as time or demand loans with a term of 12 months or less. In granting commercial loans, the Bank looks primarily to the borrower's cash flow as the principal source of repayment of the loan. Collateral and personal guarantees may be secondary sources of repayment. The Bank generally requires commercial borrowers to have a debt service coverage ratio of 125% or higher. Commercial business loans are often larger and may involve greater risks than other types of lending. Payments on such loans are often dependent upon the successful operation of the underlying business and, therefore, may be subject to a greater extent to adverse economic conditions.

     CONSUMER, INSTALLMENT, AND OTHER LOANS.  The Bank offers a full range of
     ---------------------------------------
consumer/installment loans. Such loans include financing for new and used cars, wholesale and indirect financing programs for autos and other vehicle dealerships in addition to, on a direct basis, personal loans for consumer goods, home improvement, overdraft checking, and debt consolidation. wholesale dealer loans (secured by dealer inventories) are structured as one year lines of credit and are reviewed annually. Consumer loans are made on both a secured and unsecured basis. Maturities for consumer loans are for periods of 12 to 60 months, excluding secured home improvement loans which are usually written as home equity loans. Interest rates for consumer products are structured either at fixed or variable rates. Leasing services are offered directly by the Bank. Both Visa and MasterCard credit cards are available. At December 31, 1995, installment, consumer, and all other loans totaled $67.8 million, of which $44.1 million represents loans generated from the indirect loan program. Indirect automobile financing can carry a higher risk of loss than direct financing. Such risk is taken into account in management's evaluation of the adequacy of the Allowance for Loan Losses. At December 31, 1995, overdraft lines of credit and credit card lines not advanced totaled $9.9 million.

     The average balance sheets (unaudited) for the Company are set forth in "Management's Discussion and Analysis" at Item 7. Also set forth therein is information regarding weighted average yields on interest earning assets and weighted average rates paid on interest bearing liabilities. The following tables show (1) the Company's loan distribution (exclusive of loans held for sale) at the end of each of the last five years, (2) the maturity of loans (excluding consumer, installment, and other miscellaneous loans) outstanding as of December 31, 1995, and (3) the amounts due after one year classified according to their sensitivity to changes in interest rates.

1) Loan Distribution (dollars in thousand):

                                              December 31,

                       1995(A)        1994        1993       1992       1991
                      ------------------------------------------------------
R/E Construction      $ 13,347    $  6,417    $  3,678   $  9,612   $  9,968

R/E Mortgage Comm.     127,395     111,330      99,606     93,774     86,576

R/E Mortgage Res.      143,673     166,263     156,350    152,628    158,951

Com'l. & Industrial     69,889      95,412      69,411     62,196     58,892

Con., Instl. & Other    67,779      52,640      34,469     40,576     56,892
                      ------------------------------------------------------
Total                 $422,083    $432,062    $363,514   $358,786   $371,279
                      ======================================================

(A) In September 1995, the Company conformed the presentations of the separate loan portfolios of the predecessors to the Bank. As a result, $20.7 million of loans previously classified as "commercial and industrial" were reclassified as "real estate-mortgage" and $1.6 million of loans were similarly reclassified as "real estate-construction". In addition, the Company sold $25 million of previously originated long-term fixed rate residential mortgages.

2) Maturity of Loans at December 31, 1995:

                                               Maturing

                                       After One But      After Five
                  Within One Year    Within Five Years       Years         Total
                  ----------------------------------------------------------------
R/E Construction      $ 12,267            $  1,080                        $ 13,347

R/E Mortgage            69,890              99,781         $101,397        271,068

Comm/Industrial         31,203              28,130           10,556         69,889
                  ----------------------------------------------------------------
Total                 $113,360            $128,991         $111,953       $354,304
                  ================================================================

3) Rate Sensitivity of Above Loans Maturing After One Year:
   --------------------------------------------------------
   (dollars in thousands)

                        One to Five Years    After Five Years
                        -------------------------------------
Fixed Interest Rate          $ 57,730            $ 30,798

Variable Interest Rate         71,261              81,155
                        -------------------------------------
Total                        $128,991            $111,953
                        =====================================

     In addition to Federal funds and maturing securities, $113.4 million of loans mature in one year or less (exclusive of consumer, installment and other loans), providing additional liquidity to meet customer loan and deposit needs. Of the remaining loans, $152.4 million have variable interest rates, helping insulate the Company from the adverse affects of significant changes in interest rates. For additional information concerning asset/liability management, see "Item 7 - Management's Discussion and Analysis -- Asset/Liability Management."

SECURITIES
----------

     The Company implemented SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," effective December 31, 1993. This statement requires that unrealized gains and losses on securities classified "available for sale" be recorded, net of taxes, as a separate component of stockholders' equity. The net balance of unrealized gains (losses) recorded in stockholders' equity was $.6 million, ($1.1 million) and $1.4 million at December 31, 1995, 1994 and 1993, respectively. The tax effects recorded in other assets was $.4 million, ($.8 million) and $1.0 million at December 31, 1995, 1994 and 1993, respectively.

     See NOTE A for discussion of accounting policies related to securities and NOTE B to the 1995 Consolidated Financial Statements, included herein at Item 8, for information as to the amortized cost and fair value of securities at December 31, 1995 and 1994:

     The table below sets forth the carrying amounts of securities at the dates indicated (dollars in thousands):

                                           December 31,

                                    1995       1994       1993
                                  ------------------------------
U.S. Treasury and U.S.            $113,539   $ 89,937   $100,194
Government Agencies

State and political subdivisions    47,684     47,219     50,717

Other securities                    22,683     10,569     10,325
                                  ------------------------------
Total                             $183,906   $147,725   $161,236
                                  ==============================

     The following table sets forth certain information concerning the maturities of securities, amortized cost, and the weighted average yields of such securities (calculated on the basis of their cost and effective yields) at December 31, 1995. Tax-equivalent adjustments (using a 34% rate) have been made in calculating yields on obligations of states and political subdivisions (dollars in thousands):

                                                          MATURING

                                             AFTER ONE BUT        AFTER FIVE BUT
                       WITHIN ONE YEAR     WITHIN FIVE YEARS     WITHIN TEN YEARS     AFTER TEN YEARS
                             (1)                  (2)                  (3)                  (4)

                       AMOUNT    YIELD      AMOUNT    YIELD      AMOUNT    YIELD      AMOUNT    YIELD      TOTAL       YIELD
                       -------   -----     --------   -----      -------   -----      -------   -----     --------     -----
US TREASURY AND US     $35,499   5.56%     $ 60,077   5.89%      $ 5,776   5.96%      $11,399   6.73%     $112,751     5.88%
GOVERNMENT AGENCIES
(%) (5)

SATE AND POLITICAL       9,048   7.89%       24,329   6.97%       10,326   7.55%        3,695   9.12%       47,398     7.44%
SUBDIVISIONS

OTHER                      756   6.69%       17,913   6.00%        1,992   6.05%                            20,661     6.03%
                       -------             --------              -------              -------             --------
TOTAL                  $45,303   6.05%     $102,319   6.16%      $18,094   6.88%      $15,094   7.32%     $180,810     6.30%
                       =======             ========              =======              =======             ========

(1)  Includes $1.7 million of adjustable rate securities
(2)  Includes $20.4 million of adjustable rate securities
(3)  Includes $5.4 million of adjustable rate securities
(4)  Includes $11.4 million of adjustable rate securities
(5) For purposes of this schedule, mortgage-backed securities consisting of mortgages guaranteed by U.S. Government agencies and SBA participation certificates totaling $18.6 million have been included based upon the estimated average lives of the securities. Prepayments were estimated based on 1995 levels.

The Company has established written investment, liquidity, and asset/liability management policies, which are reviewed annually by the Board of Directors. These policies identify investment criteria and state specific objectives in terms of risk, interest rate sensitivity, and liquidity. The policies are administered by the Investment Committee of the Board of Directors. The Company does not have a trading portfolio. At December 31, 1995, the Company had no investments in which the aggregate cash value of the securities held by the Company exceeded 10% of stockholders' equity, except for investments in the securities of or those guaranteed by the U.S. Government and other U.S. Government agencies and corporations.

See "Item 7 - Management's Discussion and Analysis of Financial Condition" for additional information regarding securities.

DEPOSITS
--------

     The Company has developed a variety of deposit products ranging in maturity from demand-type accounts to certificates of deposit with maturities up to five years. The Company's deposits are primarily derived from the areas where its banking offices are located. It does not solicit deposits outside its market area and does not pay fees to others to obtain deposits for the Company. From time to time, the Company has used premiums, promotions or special products to attract depositors to branch offices. One such product is "Merit," a free package of account services coupled with a high balance Passbook Savings. As of December 31, 1995, the Company had significant balances in such Merit accounts. Another product is the "Business Money Manager," which allows business customers to transfer funds between checking and high yield money market deposit accounts.

     The Company influences the flow of deposits primarily by pricing its accounts to remain generally competitive with other financial institutions in its market area, although the Company does not necessarily seek to match the highest rates paid by competing institutions. The Company has established a Rate Committee which meets bi-weekly to review interest rates on all deposit products. Periodic changes are made to the rates and product features based on liquidity needs, competition, and general economic conditions. During recent years the Company has experienced an increasing proportion of its deposit growth in interest bearing forms. For further information regarding the Company's deposits, see Item 7. "Management's Discussion and Analysis of Financial Condition -- Results of Operations."

     The average amount and the average rates paid on deposits are summarized in the following table (dollars in thousands):

                                           Year ended December 31,
                                  1995               1994               1993
                            ------------------------------------------------------
Noninterest bearing demand  $128,697           $120,333           $102,488
deposits

Money Market & NOW           127,960   2.71%    156,094   2.40%    154,594   2.40%
accounts

Savings deposits             191,828   4.39%    166,347   3.13%    148,971   2.94%

Time deposits                163,074   5.66%    122,800   4.40%    122,475   4.29%
                            --------           --------           --------
Total deposits              $611,559   3.45%   $565,574   2.54%   $528,528   2.53%
                            ========           ========           ========

     The Company assumed $14.4 million in deposits of the First National Bank of Amenia in April 1994 and $11.0 million in deposits of the Millerton office of the Wilber National Bank in December 1994., These deposits account for approximately $10 million of the average increase in deposits in 1994. The remaining increase was due to the Bank's core business growth.

     In December 1994, the Company opened a branch location in Newburgh, Orange County, and in April opened a supermarket branch in the Town of Poughkeepsie. These branches accounted for $7.9 million in average balances in 1995. Additionally, in 1995, the Company ran several promotions of its Certificates of Deposit and Merit savings accounts. The increase in average balances related to these product promotions was approximately $29.6 million in certificates and $26.1 in Merit savings, part of which came from existing savings and money market account customer funds.

     The maturities of time deposits under $100,000 and time deposits of $100,000 or more outstanding at December 31, 1995, are summarized for the periods indicated in the following table (balances in thousands):

                                      Time Deposits   Time Deposits
                                        Under $100     $100 or More    Total
                                      ----------------------------------------
Balances outstanding at December 31,
1995, maturing in:

3 months or less                         $ 25,413         $18,921     $ 44,334

Over 3 through 6 months                    33,163           5,718       38,881

Over 6 through 12 months                   23,861           3,586       27,447

Over 12 months                             50,458           9,959       60,417
                                      ----------------------------------------
Total                                    $132,895         $38,184     $171,079
                                      ========================================

TRUST SERVICES
--------------

     The Bank maintains a Trust Department which offers a wide range of custodial, investment management, and investment advisory services to the Bank's customers. The Trust Department also offers self-directed IRA and Keogh accounts, and the administration of pensions, personal trusts, and estates in fiduciary capacity. At December 31, 1995, customer assets under management totaled approximately $182 million, representing approximately 700 accounts.

COMPETITION
-----------

     The Bank principally competes in a market area of four counties (Dutchess, Putnam, Orange, and Ulster). As of June 1994 (the latest available data), such market area included 19 commercial banks (209 branches) with deposits of $5.0 billion, 21 thrift institutions (71 branches) with deposits of $3.6 billion, and 27 credit unions (35 branches) with deposits of $1.3 billion. Total market deposits aggregate $9.90 billion as of such date.

     As of that date, the Bank had the largest share of the total commercial bank deposits in Dutchess and Ulster counties (9.5%), but ranked fifth in deposits among all commercial banks in the total four county area.

     Management believes that the Bank is a prominent financial institution in its market area. Although the Bank faces competition for deposits from other financial institutions and other investment vehicles offered by securities firms, management believes the Bank has been able to compete effectively for deposits because of its image as a community-oriented bank and the high level of service it offers its local customers. Many of the Bank's competitors have substantially greater resources and lending limits, and as such may offer a greater array of products and services. The Bank has emphasized personalized banking and the advantage of local decision-making in its banking business, which strategy appears to have been well received in the Bank's market area. The Bank does not rely upon any individual, group, or entity for a material portion of its deposits.

     In addition, the Bank is a significant provider of credit in its market area. Although the Bank faces competition for loans from mortgage banking companies, savings banks, savings and loan associations, other commercial banks, insurance companies, and other institutional lenders, management believes that the Bank's aforementioned business strategy gives it a competitive advantage. Factors which affect loan growth include the general availability of lendable funds and credit, general and local economic conditions, and current interest rate levels.

REGULATION AND SUPERVISION
--------------------------

     Bank holding companies and banks are extensively regulated under both Federal and State law. The following information describes certain aspects of that regulation. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular provisions. The following is not intended to be an exhaustive description of the statutes and regulations applicable to the business of the Company or the Bank.

BANK HOLDING COMPANY REGULATION
-------------------------------

     The Company is a registered bank holding company under the Bank Holding Company Act ("BHCA") and is subject to Reserve Board regulations, examination, supervision, and reporting requirements. Under the BOCA, a bank holding company must obtain Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls a majority of such shares). Reserve Board approval also must be obtained before any bank holding company acquires all or substantially all of the assets of another bank or bank holding company or merges or consolidates with another bank holding company.

     Under New York State Banking Law, the Company must obtain the prior approval of the New York State Banking Board before acquiring, directly or indirectly, 5% or more of the voting stock of another banking institution located in New York State. On September 29, 1994, President Clinton signed into law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA"), which permits adequately capitalized and adequately managed bank holding companies to acquire banks and bank holding companies in any state, subject to certain conditions, including certain nationwide and statewide concentration limits. The IBBEA also permits banks in separate states to be consolidated into single entities with branches in multiple states. Consequently, effective September 29, 1995, the Company has the authority to acquire any bank or bank holding company, and can be acquired by any bank or bank holding company located anywhere in the United States. The IBBEA also provided that banks will be able to branch across state lines by acquisition, merger, or de novo, effective June 1, 1997 (unless state law would permit such de novo interstate branching at an earlier date), provided certain conditions are met, including that applicable state law must expressly permit such de novo interstate branching. New York has enacted an interstate branching law in response to the federal law. Among other provisions, the IBBEA provides that branches of interstate banks will be subject to various host state laws, including laws such as those relating to intrastate branching, consumer protection, fair lending, community reinvestment, and taxation (unless in the case of national banks such laws are preempted by Federal law or discriminatory in effect). This legislation may increase competition as banks branch across state lines and enter new markets.

     The BHCA also prohibits a bank holding company, with certain limited exceptions, from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or a bank holding company, and from engaging in any activities other than those of banking, managing or controlling banks, or providing service for its subsidiaries. The principal exceptions to these prohibitions involve certain activities which the Reserve Board has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto.

     Under the Change in Bank Control Act persons who intend to acquire control of a bank holding company, whether acting directly or indirectly or through or in concert with one or more persons, must give 60 days prior written notice to the Reserve Board, unless the transaction is subject to prior Reserve Board approval under the BHCA. "Control" exists when the acquiring party has voting control of at least 25% of the bank holding company's voting securities or the power to direct the management or policies of such company. Under the Reserve Board regulations, a rebuttable presumption of control arises with respect to an acquisition where, after the transaction, the acquiring party has ownership, control, or the power to vote at least 10% (but less than 25%) of any class of the Company's voting securities. The Reserve Board may disapprove proposed acquisitions of control on certain specified grounds.

     As a bank holding company, the Company is required to file with the Reserve Board an annual report and any additional information as the Reserve Board may require pursuant to the BHCA. The Reserve Board also makes examinations of the Company and the Bank, and possesses cease and desist powers over bank holding companies and their non-bank subsidiaries if their actions represent unsafe or unsound practices.

     The Company is under the jurisdiction of the Securities and Exchange Commission and various State securities commissions for matters relating to the offering and sale of its securities.

     The Company is a legal entity separate and distinct from the Bank and any non-bank subsidiaries thereof. Accordingly, the right of the Corporation, and consequently the right of creditors and stockholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary is necessarily subject to the prior claims of creditors of the subsidiary, except to the extent that claims of the Corporation in its capacity as a creditor may be recognized.

BANK REGULATION
---------------

     As a national bank, the bank is subject to the supervision of, and is regularly examined by, the Comptroller and is required to furnish quarterly reports to the Comptroller under the National Bank Act. The approval of the Comptroller is required for the establishment of additional branch offices by any national bank, subject to applicable state law restrictions. New York State Banking Law precludes a bank from establishing a de novo branch in any city or village with a population of 50,000 or less in which the principal office of another bank or trust company is located (other than a bank which is a subsidiary of a bank holding company or is itself a bank holding company).

CAPITAL
-------

     The Company and Bank are subject to capital adequacy guidelines of the Reserve Board. A bank holding company's ability to pay dividends and expand its business through the acquisition of new banking subsidiaries can be restricted if its capital falls below levels established by those guidelines. In addition, bank holding companies and banks may be required to implement a plan to increase capital.

     The Reserve Board imposes substantially similar minimum capital requirements on the Company and the Bank. The capital adequacy guidelines provide for three types of capital: (I) Tier 1 capital (or core capital), (ii) Tier 2 capital (or supplementary capital), and (iii) total capital. Tier 1 capital generally includes common stockholders, equity, qualifying noncumulative perpetual preferred stock and related surplus (limited to a maximum of 25% of Tier 1 elements), and minority interests in the equity accounts of consolidated subsidiaries. Goodwill is excluded from Tier 1 capital. Inclusion of other intangible assets in Tier 1 capital is limited.

     Tier 2 capital generally includes allowances for loan losses in an amount up to 1.25% of risk-weighted assets, most perpetual preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt, mandatory convertible securities, and certain intermediate-term preferred stock and subordinated debt instruments (subject to a maximum of 50% of Tier I capital excluding goodwill and certain other intangible assets, but phased-out as the instrument approaches maturity). Total capital generally includes Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and other deductions as may be determined by the Reserve Board.

     Under current capital adequacy guidelines, bank holding companies and banks must maintain minimum leverage ratios of Tier 1 capital to average total consolidated assets of 3.0% for bank holding companies and banks with a composite rating of 1, and between 4.0% and 5.0% for all other bank holding companies and banks, such as the Company and Bank. Bank holding companies and banks must also maintain minimum ratios of total risk based capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. The maximum amount of supplementary capital elements that qualify as Tier 2 capital is limited to 100% of Tier I capital. The risk-weighted asset base is determined by assigning each of its assets and the credit equivalent amount of off-balance sheet items to one or several broad risk categories, after which the aggregate dollar value of the items in each category is multiplied by a weight (ranging from 0% to 100%) assigned to each asset category and totaled.

     At December 31, 1995, the Company and Bank exceeded all minimum capital requirements, the Company had a ratio of Tier I capital to total assets of 8.4%, a ratio of Tier 1 capital to risk-weighted assets of 13.8%, and a ratio of total capital to risk-weighted assets of 15.0%. The Bank had a ratio of Tier 1 capital to total assets of 7.5%, a ratio of Tier 1 capital to risk-weighted assets of 12.3%, and a ratio of total capital to risk-weighted assets of 13.6%.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards, among other things, to ensure that those standards take adequate account of interest rate risk, concentration of credit risk, and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. As a result, the federal banking agencies revised the risk-based capital guidelines described above to take account of concentration of credit risk and risk of non-traditional activities. In addition, the Reserve Board, the FDIC, and the OCC adopted a new rule that amends, effective September 1, 1995, the capital standards to include explicitly a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor to be considered in evaluating a bank's capital adequacy. This rule does not codify a measurement framework for assessing the level of a bank's interest rate exposure. Such agencies have issued for comment a joint policy statement that describes the process to be used to measure and assess the exposure of a bank's net economic value to changes in interest rates. These agencies have indicated that in the second step of this regulation process they intend to issue a proposed rule that would propose to establish an explicit minimum capital charge for interest rate risk based on the level of a bank's measured interest rate exposure. The agencies intend to implement the second step after they and the banking industry have had more experience with the proposed supervisory and measurement process.

     At December 31, 1995, the Company and Bank exceeded all applicable minimum capital requirements. Further increases in capital requirements are possible in future periods as a result of legislative or regulatory developments. The Company is unable to predict whether additional capital requirements will be imposed or future economic conditions. As a result, there can be no assurance that the Company or Bank will be able to satisfy applicable capital requirements or any additional capital requirements that may be imposed in the future.

     Capital requirements higher than the generally applicable minimum requirements may be established for a particular national bank if the Comptroller determines that the Bank's capital was or may become inadequate in view of its particular circumstances. Individual minimum capital requirements may be appropriate where the Bank is receiving special supervisory attention, has a high degree of exposure to interest rate risk, or poses other safety or soundness concerns.

     Under FDICIA, the federal banking agencies (including the Comptroller) have established, by regulation, for each capital measure, the levels at which an insured institution is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, and are required to take prompt corrective action with respect to insured institutions that fall below minimum capital standards. The degree of regulatory intervention mandated by FDICIA is tied to an insured institution's capital category. The prompt corrective actions specified by FDICIA for undercapitalized institutions include increased monitoring and periodic review of capital compliance efforts, a requirement to submit a capital plan, restrictions on dividends and total asset growth, and limitations on certain new activities (such as opening new branch offices and engaging in acquisitions and new lines of business). The regulation permits the Comptroller to determine that a national bank should be classified in a lower category based on other information, such as the institution's examination report, after written notice. At December 31, 1995, the Bank met the requirements for a "well-capitalized" institution based on its capital ratios as of such date.

     FDICIA requires any company that has control of an undercapitalized institution, in connection with the submission of a capital restoration plan, to guarantee that the institution will comply with the plan and provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of (I) 5% of the institution's assets at the time it became undercapitalized, or (ii) the amount necessary to bring the institution into capital compliance at the time it failed to comply with its capital plan. If the Bank becomes undercapitalized, the Company will be required to guarantee performance of the capital plan submitted under FDICIA as a condition of Comptroller approval.

TRANSACTIONS WITH AFFILIATES
----------------------------

     The Bank is also subject to restrictions imposed by Federal law on its ability to extend credit to affiliates, including the Company, to purchase the assets thereof, to issue a guarantee, acceptance or letter of credit on the Company's behalf (including an endorsement or standby letter of credit), or to purchase or invest in the stock or securities thereof or to take such stock or securities as collateral for loans to any borrower. Such extensions of credit and issuances generally must be secured by eligible collateral and are generally limited, with respect to the Company, to 10% of the Bank's capital and surplus and, with respect to the Company and its nonbanking subsidiaries, to an aggregate of 20% of the Bank's capital and surplus.

     The operations of the Bank are also subject to numerous Federal, State, and local laws and regulations which set forth specific restrictions and procedural requirements with respect to the extension of credit, credit practices, the disclosure of credit terms, and discrimination in credit transactions. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by Federal and State legislation and regulations which may have the effect of increasing the costs of doing business.

DEPOSIT INSURANCE
-----------------

     The deposit accounts of the Bank are insured by the FDIC. The FDIC issues regulations, requires the filing of reports, and generally supervises the operations of its insured banks. Any insured bank which does not operate in accordance with or conform to FDIC regulations, policies, and directives may be sanctioned for noncompliance. The Bank is required to pay semiannual insurance premiums for FDIC insurance.

     The amount of insurance premiums paid to the FDIC is based on the Bank's relative risk as measured by regulatory capital ratios and certain other factors. Until recently, FDIC regulations provided for a minimum assessment of $.31 per $100 of insured deposits for the weakest-rated banks, and $.23 per $100 of deposits for the best rated banks under the Bank Insurance Fund ("BIF") of the FDIC. The rate assessed for the Bank under such rate structure during the first half of 1995 was $.23 per $100 of insured deposits. On August 8, 1995, the FDIC reduced the assessment rate paid by the best rated BIF-insured institutions for the second half of 1995 to $.04 per $100 of insured deposits. This was the rate paid by the Bank for the second half of 1995. In November 1995, the FDIC further reduced the BIF assessment rate for the 1996 fiscal year to the legal minimum of $2,000 per year for the best rated institutions, and $.27 per $100 of deposits for the worst rated institutions. The Bank also has approximately $13.6 million in deposits ("OKAR" deposits) subject to an insurance assessment rate of $.23 per $100 under the Savings Association Insurance Fund of the FDIC. Congress and various government agencies are considering a number of proposals to recapitalize the Savings Association Insurance Fund of the FDIC, including a one-time assessment on all SAIF-insured deposits. Management currently cannot predict the outcome or effect of these proposals on the Company or the Bank.

FEDERAL RESERVE SYSTEM
----------------------

     The Bank is a member of the Federal Reserve Bank of New York, which is one of 12 regional Federal Reserve Banks comprising the Federal Reserve System. The Federal Reserve Bank of New York provides a central credit facility for member institutions. As a member bank, the Bank is required to own shares of Federal Reserve Bank capital stock in an amount equal to 6% of the Bank's paid-up capital and surplus. The Bank is in compliance with this requirement with an investment in Federal Reserve Bank of New York stock at December 31, 1995, of $574,000. The Reserve Board also has adopted regulations that require depository institutions to maintain non-earning reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits (those which are transferable or held by a person other than a natural person) with an original maturity of less than 18 months. At December 31, 1995, the Bank was in compliance with these requirements.

RESTRICTIONS ON THE PAYMENT OF DIVIDENDS
----------------------------------------

     The principal source of the Company's revenue and cash flows is dividends from the Bank and any non-bank subsidiaries. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. In addition, the Comptroller has authority to prohibit the Bank from engaging in an unsafe or unsound practice in conducting its business. The payment of dividends, depending upon the financial condition of the Bank, could be deemed to constitute such an unsafe or unsound practice. The Comptroller has stated that a national Bank's dividends should be consistent with the bank's projections, capital plan and strategic plan, and that it can be an unsafe and unsound practice for the bank to pay a dividend even when such dividend complies with statutory and regulatory requirements.

     Furthermore, the approval of the Comptroller of any dividend will be required if the total of all dividends declared by the Bank in any calendar year exceeds the total of net profits for such year combined with its retained net profits for the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. The Bank may not, however, pay dividends if it is in default in payment of any assessment due to the FDIC. In addition, the Bank may only pay dividends to the extent that returned net profits (including the portion transferred to surplus) exceed statutory bad debts. Current unrestricted dividend capability is $5,932,000.

     Under New York law, the Company may declare and pay dividends on its outstanding common stock out of available surplus (which includes both capital reserves and retained earnings), unless such payment would render the Company insolvent. If dividends are paid from sources other than surplus, New York law requires that written notice accompany the dividend disclosing the impact of such dividend on the Company's stated capital, capital reserves, and retained earnings.

     The ability of the Bank to pay dividends could be further influenced by bank regulatory policies or agreements and by regulatory capital guidelines.

COMMUNITY REINVESTMENT
----------------------

     Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA"). Under the CRA, a bank's record in meeting the credit needs of its community, including low-and moderate-income neighborhoods, is generally annually assessed by the bank's primary regulatory authority. A financial institutions's efforts in meeting community credit needs currently is evaluated as part of the examination process, as well as when an institution applies to undertake a merger, acquisition, or to open a branch facility.

Under recently enacted revisions to the CRA regulations, the current CRA assessment system is being replaced with a new evaluation system that would rate institutions based on their actual performance (rather than efforts) in meeting community credit needs. Under these new regulations, each institution would be evaluated based on the degree to which it is providing loans (the lending test), branches and other services (the service test) and investments (the investment test) to low and moderate income areas in the communities it serves, based on the communities' demographics, characteristics and the institution's capacity, product offerings and business strategy. Each depository institution would have to report to its federal supervisory agency and make available to the public data on the geographic distribution of its loan applications, denial, originations and purchases. Institutions would continue to receive one of four composite ratings: Outstanding, Satisfactory, Needs to Improve or Substantial Noncompliance. The new rules are going into effect in stages from July 1995 to January 1997. The Company does not believe that the new CRA regulations will substantially change its programs and policies designed to meet the needs of its communities. The Bank received a "satisfactory" CRA rating during its 1995 OCC examination.

SOURCE OF STRENGTH POLICY
-------------------------

     Under Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the bank. Although this "source of strength" policy has been challenged in litigation, the Reserve Board continues to take the position that it has the authority to enforce it. In addition, under Federal law, a bank holding company may be required to infuse sufficient capital into an insured depository institution subsidiary to ensure that such subsidiary is in compliance with its minimum capital requirements. Consistent with its "source of strength" policy for subsidiary banks, the Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality, and overall financial condition.

GOVERNMENT POLICIES
-------------------

     Bank holding companies and their subsidiaries are affected by the credit and monetary polices of the Reserve Board. An important function of the Reserve Board is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Reserve Board to implement its objectives are open market operations in U.S. Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements on bank deposits.

     These instruments of monetary policy are used in varying combinations to influence the overall level of bank loans, investments and deposits, the interest rates charged on loans and paid for deposits, the price of the dollar in foreign exchange markets, and the level of inflation. The monetary policies of the Reserve Board are expected to continue to have a significant effect on the operating results of banking institutions. It is not possible to predict the nature or timing of future changes in monetary and fiscal policies, or the effect that they may have on the Company's business and earnings.

LEGISLATIVE PROPOSALS AND REFORM
--------------------------------

     Certain-significant legislative proposals and reforms affecting the financial services industry are currently being discussed and evaluated by Congress. Such proposals include legislation to revise the Glass-Steagall Act and the BHCA to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking and the consolidation and/or jurisdictional realignment of various Federal banking agencies. At this time it is unclear whether any of these proposals, or any form of them, will become law this year or ever. Consequently, it is difficult to ascertain what effect they may have on the Corporation and its subsidiaries.

EMPLOYEES
---------

     As of December 31, 1995, the Company had 270 full-time and 93 part-time employees. The employees are not represented by a collective bargaining agreement. The Company believes its relationship with its employees to be satisfactory.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

     The following table sets forth the name, age and position for each executive officer of the Company and the Bank and the business experience of these individuals for the past five years. Each executive officer held the position indicated or a similar position with the same entity or one of its predecessors for the past five years, unless otherwise indicated.

                                      PRINCIPAL OCCUPATION, OTHER DIRECTORSHIPS
NAME                           AGE    AND POSITION WITH THE COMPANY
----                           ---    -----------------------------------------
T. JEFFERSON CUNNINGHAM III     53    CHAIRMAN AND CHIEF EXECUTIVE OFFICER OF
                                      THE COMPANY; CHAIRMAN OF THE EXECUTIVE
                                      COMMITTEE OF THE BANK.

JOHN CHARLES VANWORMER          48    PRESIDENT OF THE COMPANY; PRESIDENT AND
                                      CHIEF EXECUTIVE OFFICER OF THE BANK.

DONALD H. WEBER                 59    EXECUTIVE VICE PRESIDENT AND CHIEF
                                      OPERATIONS OFFICER OF THE BANK (1995 TO
                                      PRESENT); CHAIRMAN AND CHIEF EXECUTIVE
                                      OFFICER, M&T, ENDICOTT TRUST DIVISION
                                      (1992-1995); PRESIDENT AND CHIEF EXECUTIVE
                                      OFFICER, ENDICOTT TRUST COMPANY (1987-
                                      1992).

DAVID S. MACFARLAND             52    REGIONAL EXECUTIVE VICE PRESIDENT OF THE
                                      BANK (1994 TO PRESENT); REGIONAL CHAIRMAN,
                                      FLEET BANK OF NEW YORK, HUDSON VALLEY
                                      REGION (1993-1994); REGIONAL PRESIDENT,
                                      FLEET BANK OF NEW YORK, HUDSON VALLEY
                                      REGION (1988-1993).

PAUL A. MAISCH                  40    TREASURER AND CHIEF FINANCIAL
                                      OFFICER OF THE COMPANY; SENIOR VICE
                                      PRESIDENT OF THE BANK (1989 TO PRESENT).

NANCY BEHANNA                   41    SECRETARY OF THE COMPANY AND THE BANK
                                      (1995 TO PRESENT); SENIOR VICE PRESIDENT
                                      AND CHIEF CREDIT OFFICER OF THE BANK (1994
                                      TO PRESENT); VICE PRESIDENT OF THE BANK
                                      (1991-1994); VICE PRESIDENT AND LOAN
                                      ADMINISTRATION OFFICER, POUGHKEEPSIE
                                      SAVINGS BANK (1987-1991).

THOMAS R.B. CAMPBELL            57    SENIOR VICE PRESIDENT/SENIOR TRUST
                                      OFFICER (1993 - PRESENT); SENIOR VICE
                                      PRESIDENT, BROWN BROTHERS HARRIMAN & CO.

PAUL S. MACK                    48    SENIOR VICE PRESIDENT, SENIOR LOAN
                                      OFFICER, OF THE BANK (1989 TO PRESENT).

KIM DILLINGER SPROSSEL          40    VICE PRESIDENT AND CASHIER OF THE
                                      BANK (1994 TO PRESENT); VICE PRESIDENT AND
                                      AUDITOR (1991-1994); BUSINESS MANAGER,
                                      RHINECLIFF UFSD (1990-1991).

CLIFFORD 0. STRAUB              45    SENIOR VICE PRESIDENT, COMMUNITY
                                      BANKING SALES OFFICER (1995 TO PRESENT);
                                      VICE PRESIDENT AREA MANAGER, SHAWMUT
                                      NATIONAL CORPORATION (1986-1995).

(A) AS OF FEBRUARY 29, 1996.

ITEM 2.  PROPERTIES
-------------------

The company owns the land and a two-story 20,000 square foot building at 20 Mill Street, Rhinebeck, New York, which houses the Bank's operations and its largest branch (approximately 2,400 square feet is leased to tenants).

In addition, the Company owns two buildings at Route 55 in LaGrangeville, New York. The complex is two parcels of land comprising 23 acres, of which approximately 18 acres are undeveloped. The buildings house the Company's executive offices as well as numerous administrative support services and a branch facility. The facilities contain approximately 36,000 square feet of which approximately 70% is occupied by the Company and the remaining 30% is leased to tenants. These properties represent approximately one third the value of the premises and equipment owned by the Company.

Further, the Company owns a 12,600 square foot two-story office building located at 289-291 Main Mall in Poughkeepsie, New York. This building houses the branch network administrative support functions and the Bank's Trust department as well as a banking office.

It is the Company's intent to relocate more administrative and operations functions at the LaGrangeville, New York facility, as tenant leases expire.

The Company, through the Bank, also owns nine other banking premises which are used almost exclusively for conducting commercial banking business. Similarly, the Bank leases eight other branch banking premises for conducting its commercial banking business.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

As the nature of the Bank's business involves providing certain financial services, the collection of loans and the enforcement and validity of security interests, mortgages and liens, the Bank is plaintiff or defendant in various legal proceedings which may be considered as arising in the ordinary course of its business. Neither the Company nor the Bank are presently involved in any legal proceedings which management or counsel to the Company believe to be material to its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The Company's Common Stock has is traded on the NASDAQ, National Market System ("NMS") under the symbol "HCBK". On March 1, 1996, there were approximately 1,270 shareholders of record of Common Stock and 3,857,063 shares of Common Stock issued and outstanding. The Company's Series B Preferred is also listed-on the NASDAQ NMS under the symbol "HCBKP".

The following table sets forth the cash dividends declared by the Company on its Common Stock and the range of high and low prices of the Common Stock during the two most recent years based on high and low sale prices as quoted by the NASDAQ NMS since January 1, 1994. This table has been adjusted retroactively to give effect to the 10% stock dividend declared December 21, 1995, payable January 31, 1996.

                  Cash Dividends
                    Per Share           Price
                  --------------------------------
                                    High     Low
                                   ------   ------
1994
  First Quarter       $0.137       $13.86   $12.27
  Second Quarter       0.137        14.77    12.95
  Third Quarter        0.137        17.27    14.20
  Fourth Quarter       0.137        17.27    14.66
1995
  First Quarter       $0.137       $16.14    14.77
  Second Quarter       0.137        15.45    14.32
  Third Quarter        0.145        15.68    14.55
  Fourth Quarter       0.145        18.41    16.82

The declaration and payment of future dividends is at the sole discretion of the Board of Directors and the amount, if any, depends upon the earnings, financial condition and capital needs of the Company and the Bank and other factors, including restrictions arising from federal banking laws and regulations to which the Company and the Bank are subject. In addition, the holders of the Company's outstanding series of preferred stock will have a priority right prior to the holders of Common Stock to receive the payment of dividends. The ability of the Bank to pay cash dividends to the Company on its capital stock is subject to, among other matters, the restrictions set forth in federal statutes and regulations. For additional information, see Note N - "Restriction on Subsidiary Dividends and Loans to Affiliates" of the Notes to Consolidated Financial Statements under Item 8.

ITEM 6 - SELECTED FINANCIAL DATA (dollars in thousands, except per share data)
______________________________________________________________________________


The following selected financial data for the five years ended December 31, 1995 are derived from the consolidated financial statements of Hudson Chartered Bancorp Inc. The information presented has been restated for 1993 and and prior years to reflect the merger of Fishkill National Corporation with and into Community Bancorp, Inc. to become Hudson Chartered Bancorp, Inc. The merger has been accounted for under the pooling-of-interests method. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein at Item 8 - Financial Statements and Supplementary Data.

                                                                           At or For The Year Ended December 31,
                                                              1995             1994        1993           1992           1991
                                                              ----             ----        ----           ----           ----
Balance sheet data:
 Average - assets                                           $671,852         $627,099    $585,921       $560,543       $513,603
         - deposits                                          613,676          565,574     528,528        513,277        469,643
         - equity                                             55,466           52,685      51,707         41,071         37,588

 Year end - assets                                          $696,483         $645,977     595,706        581,358        527,210
          - deposits                                         631,060          580,070     536,530        526,555        483,029
          - equity                                            59,929           52,538      54,120         49,542         37,900
          - Preferred stock included in equity                 5,713            5,714       6,555          6,555
          - interest-earning assets                          635,532          596,407     548,537        537,314        486,645
          - interest-bearing liabilities                     494,300          452,934     423,373        423,202        400,033

Income data:
  Net interest income                                        $29,174          $28,095     $26,807        $25,825        $22,327
  Provision for loan losses                                   (2,300)          (2,400)     (3,266)        (2,900)        (2,750)
  Realized gains (losses) on sales of
   securities and loans, net                                     542           (1,762)        941            531            408
  Total other operating income                                 5,519            5,225       4,664          4,100          3,759
                                                             -------          -------     -------        -------        -------
  Gross operating income                                      32,935           29,158      29,146         27,556         23,744
  Total other operating expenses                             (22,456)         (23,958)    (21,560)       (20,314)       (19,534)
                                                             -------          -------     -------        -------        -------
  Income before income taxes                                  10,479            5,200       7,586          7,242          4,210

  Income taxes                                                (3,514)          (1,936)     (2,600)        (2,498)        (1,001)
                                                             -------          -------     -------        -------        -------
  Net income                                                   6,965            3,264       4,986          4,744          3,209

  Dividend requirements of preferred stock                      (414)            (415)       (497)           (77)
                                                             -------          -------     -------        -------        -------
  Net income applicable to common shares                      $6,551           $2,849      $4,489         $4,667         $3,209
                                                             =======          =======     =======        =======        =======
Per common share:
  Primary earnings  (1)                                        $1.70            $0.75       $1.22          $1.38          $0.98
  Fully diluted earnings  (1)                                   1.62             0.75        1.18           1.38           0.98
  Cash Dividends  (1)                                           0.56             0.55        0.53           0.46           0.44
  Book Value (2)                                               13.96            12.47       12.92          11.79          11.62

Weighted average common shares outstanding:
  Primary                                                  3,855,249        3,779,113   3,693,633      3,371,490      3,256,782
  Fully diluted                                            4,309,914        4,231,053   4,150,971      3,373,916      3,256,782

Selected Financial Ratios:
  Return on average assets                                      1.04%            0.52%       0.85%          0.85%          0.62%
  Return on average equity                                     12.56%            6.20%       9.64%         11.55%          8.62%
  Average equity to average assets                              8.25%            8.40%       8.82%          7.33%          7.32%
  Allowance for loan losses
   as a percentage of loans                                     2.08%            1.93%       2.01%          1.61%          1.22%
  Capital to risk-weighted assets                              15.02%           13.41%      15.38%         14.03%         11.85%
  Common dividend payout ratio                                 31.20%           69.99%      42.70%         36.58%         47.46%
  Tier 1 capital to average assets                              8.44%            8.20%       8.96%          8.49%          7.09%
   (leverage ratio)

(1) Information has been adjusted retroactively to give effect to the 10% stock dividend declared December 1995.

(2) Based upon actual number of common stock shares outstanding at year end as adjusted retroactively for 10% stock dividend declared December 1995 and as to 1995 includes the dilutive effect of Series B convertible preferred stock of approximately 441,000 shares.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The following discussion is to be read in conjunction with the Company's consolidated financial statements, presented elsewhere in this report under Item
8. The 1993 information presented has been restated to reflect the merger of Fishkill National Corporation with and into Community Bancorp, Inc. to become Hudson Chartered Bancorp, Inc. The merger has been accounted for under the pooling-of-interests method.

FINANCIAL CONDITION
-------------------

The following table compares the changes in major categories of the Company's balance sheet from December 31, 1993 to December 31, 1995 (in thousands):

                                      CHANGES                             CHANGES
                                     FROM 1994                           FROM 1993
                          12/31/95    AMOUNT         %       12/31/94     AMOUNT       %      AMOUNT
                          ----------------------------------------------------------------------------
CASH & CASH
EQUIVALENTS               $ 67,853    $24,582      56.81 %   $ 43,271    $ (9,142)  (17.4)%   $ 52,413

SECURITIES                 183,906     36,181      24.49      147,725     (13,511)   (8.4)     161,236

LOANS                      422,356     (9,801)     (2.27)     432,157      66,281    18.1      365,876

ALLOWANCE FOR
LOAN LOSSES                 (8,770)      (444)      5.33       (8,326)     (1,004)   13.7       (7,322)

PREMISES &
EQUIPMENT                   17,062       (625)     (3.53)      17,687       3,015    20.5       14,672

OTHER                       14,076        613       4.55       13,463       4,632    52.5        8,831
                          ----------------------------------------------------------------------------
TOTAL ASSETS              $696,483    $50,506       7.82 %   $645,977    $ 50,271     8.4 %   $595,706
                          ============================================================================

DEPOSITS:

NON-INTEREST
BEARING                   $138,656    $ 3,475       2.57 %   $135,181    $ 20,812    18.2%    $114,369

INTEREST
BEARING                    492,404     47,515      10.68      444,889      22,728     5.4      422,161
                          ----------------------------------------------------------------------------
TOTAL DEPOSITS             631,060     50,990       8.79      580,070      43,540     8.1      536,530

OTHER INTEREST
BEARING LIABILITIES          1,896     (6,149)    (76.43)       8,045       6,833   563.8        1,212

OTHER LIABILITIES            3,598     (1,726)    (32.42)       5,324       1,480    38.5        3,844
                          ----------------------------------------------------------------------------
TOTAL LIABILITIES          636,554     43,115       7.27      593,439      51,853     9.6      541,586

STOCKHOLDERS'
  EQUITY                    59,929      7,391      14.07       52,538      (1,582)   (2.9)      54,120
                          ----------------------------------------------------------------------------
TOTAL LIABILITIES &
  STOCKHOLDERS'
  EQUITY                  $696,483    $50,506       7.82%    $645,977    $ 50,271     8.4%    $595,706
                          ============================================================================

Total assets grew in 1995 by $50.5 million or 7.8% from year end 1994, to $696.5 million compared to an increase from December 31, 1993 to December 31, 1994 of $50.3 million or 8.4%.

In 1995, the securities portfolio increased $36.2 million and cash and cash equivalents increased $24.6 million. These increases were principally funded by the $51.0 million increase in deposits. Of the increase in deposits, $3.5 million were in noninterest bearing deposits, $43.0 million were interest bearing time deposits and $29.5 were in savings accounts, offset by declines of $25.0 million in money market and NOW accounts. The Bank ran several bankwide promotions in connection with its new branch openings in Newburgh and the Town of Poughkeepsie. Of the total increase in deposits, $13 million is related to the new branches. Additionally, approximately one half of the declines in money market and NOW accounts is represented by customers shifting their funds into the savings and time deposit products that were promoted during the branch opening promotions referred to above. Management will continue to invest in securities and cash equivalents such as federal funds sold in the absence of strong loan demand as its "core" deposit levels remain at higher levels than outstanding loans. Of the Bank's total deposits $38.2 million, or approximately 6%, are time deposits greater than $100,000. For additional information regarding deposits, see Item 1 -Business "Deposits".

In 1995, total loans decreased $9.8 million or 2.3% from December 31, 1994. Commercial and industrial loans decreased $25.5 million, principally reflecting a reclassification to real estate mortgage of $20.7 million and $1.6 million to real estate construction. In September 1995, the Company conformed the presentations of the separate loan portfolios of the predecessors to the Bank. Real estate mortgage loans decreased $6.5 million reflecting the sale of $25.1 million of previously originated long term fixed rate mortgages and the reclassification referred to above. The Company sold the fixed rate mortgages to improve its interest rate risk profile. Installment, consumer and other loans increased $15.1 million reflecting the continued success of the Company's indirect automobile financing business.

The increase in assets in 1994 was primarily the result of the increase in loans of $66.3 million over year end 1993. Of this increase, $26.0 million were commercial and industrial loans which came both from new loans and from refinancing of existing loans from competitors. Installment, consumer and other loans increased $18.2 million principally due to the Company's resumption of indirect automobile financing business. Real estate mortgage loans accounted for an additional $24.4 million of the increase as the Company retained $10.0 million of originated adjustable rate mortgages and increased its commercial real estate mortgage loans by $11.7 million.

The growth in loans in 1994 was funded by a decline in cash and cash equivalents of $9.1 million, a decline in securities of $13.5 million and an increase in deposits of $43.5 million. Of this increase in deposits, $25.4 million was due to acquisitions and the remaining $17.3 million was due to the general increase in the level of deposits.

In November 1995, the Company transferred, at fair value, securities having a fair value of $63.2 million (carrying value of $61.5 million) from its "held to maturity" securities to its portfolio of "available for sale" securities. This was done to enhance the Company's ability to manage its interest rate risk.

The securities transferred represent almost all of the readily marketable securities that were previously classified as "held to maturity". This transfer was made in accordance with FASB's "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" issued in November 1995. Concurrent with the adoption of this guidance, corporations were permitted through December 31, 1995, to reclassify their "available for sale" and "held to maturity" securities without calling into question the past intent of an entity to hold securities to maturity.

The effect of this transfer, after tax, was a $1.0 million increase in shareholders' equity. Future changes in unrealized gains or losses on these transferred securities also will be reflected in a special component of the Company's equity accounts, on an after-tax basis. If any of the transferred securities are sold, the realized gains or losses would be reflected in the Company's results of operations. Securities of $14.5 million remaining in the Company's "held to maturity" portfolio consist principally of holdings of local, unrated municipal issues and certain other holdings.

The allowance for loan losses at $8.8 million, represents 2.1% of outstanding loans and 166% of nonperforming loans and restructured troubled debt at December 31, 1995 compared to $8.3 million or 1.9% and 163% of nonperforming loans and restructured troubled debt at year end 1994.

Premises and equipment decreased $.6 million in 1995. Expenditures for premises and equipment totaled $1.3 million primarily related to the opening of two new branches and completion of the integration of the former banks. This was fully offset by depreciation expense recorded of $1.9 million.

Premises and equipment increased $3.0 million in 1994 principally due to the acquisition of a building for $2.5 million on a site adjacent to the Company's LaGrangeville executive offices. Furniture and equipment increased by $1.8 million in 1994, of which $1.1 million were expenditures necessary for the integration of the former banks. Such expenditures included communications equipment, branch equipment, computer upgrades, and proof and transit equipment. Such increases were somewhat offset by depreciation expense in 1994.

Other assets increased $.6 million in 1995 of which $.5 million relates to increases in accrued interest income. Other assets increased $4.6 million in 1994. Of this increase, approximately $2.9 million was due to increases in deferred and prepaid income taxes. Approximately $.6 million was due to the intangibles associated with the Amenia and Millerton branch office acquisitions, and $.8 million was due to increases in accrued interest receivable.

Other interest bearing liabilities decreased $6.1 million in 1995 as the Company repaid its liability associated with securities sold under repurchase agreements. Other interest bearing liabilities increased by $6.8 million in 1994. These increases include a $1.7 million advance from the Federal Home Loan Bank to match fund a fixed rate loan and $6.1 million in securities sold under a repurchase agreement at year end. This increase was offset by the repayment of a $.8 million loan, from another bank, upon consummation of the merger.

Other liabilities decreased $1.7 million in 1995 as the expenses accrued in 1994 were paid. Other liabilities increased $1.5 million in 1994, primarily due to increases in staff-related accrued expenses of $.8 million. Of this amount, approximately $.4 million was related to severances to be paid in 1995 and $.4 million in liabilities related to retirement plan funding. Also, $.5 million was recorded in other liabilities to reflect post merger integration costs.

Stockholders' equity increased $7.4 million or 14.1% to $59.9 million at December 31, 1995. Of this increase, $4.4 million was due to retentions of earnings, $1.3 million was from net sales of new shares under the Company's Stock option and Dividend Investment and Stock Purchase Plans, and $1.7 from the increase, after tax, in the net unrealized gain component of stockholders' equity. The company also repurchased $.l million in treasury stock under its common stock repurchase program. Additionally, in December of 1995, the Board of Directors declared a 10% common stock dividend, payable in January 1996. As a result, $6.3 million of retained earnings was capitalized into common stock and surplus. Stockholders' Equity declined by $1.6 million or 2.9% in 1994, compared to December 31, 1993, due to an unrealized after tax depreciation in the fair market value of the Available For Sale securities portfolio of $2.5 million, from year end 1993 and the retirement of the Series A preferred Stock of $.8 million. These declines were offset by the issuance of new common stock under various shareholder and employee stock option plans of $.9 million and earnings retention of $.9 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wishing to withdraw funds or borrowers who need to draw funds under their available credit facilities.

As detailed in the Company's Consolidated Statement of Cash Flows included in the financial statements, cash flows are derived from three sources: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $7.1 million in 1995. Investing activities (primarily purchases of securities and the funding of loans) used $26.1 million in 1995 as purchases of securities of $98.2 million exceeded sales, maturities, and prepayment of loans and securities. Financing activities provided $43.6 million represented by $51.0 million increases in deposits and new common stock issuances of $1.3 million offset by stockholders, dividends of $2.5 million and the repayment of the repurchase agreements of $6.1 million. The overall result was an increase in cash and cash equivalents of $24.6 million to $67.9 million at December 31, 1995. The Company's liquidity ratio (defined as cash and cash equivalents plus securities available-for-sale ($235.2 million) to total assets) was 33.7% at year end 1995. The average life of the available-for-sale portfolio, adjusted for rate sensitivity, is approximately 2.1 years. These liquid assets, together with maturing loans, are deemed by management to be more than adequate to meet expected liquidity needs. In addition, the Bank is a member of the Federal Home Loan Bank and has the ability to borrow substantial funds ($33.9 million) under its secured advance program.

The holding company's own liquidity needs are chiefly for paying dividends. The principal source of income for the Company is dividends and rents received from the Bank. Dividends from the Bank are subject to certain regulatory limitations. The Company has ample cash and investments at the holding company level to meet its reasonably anticipated cash needs in 1996.

Financial institutions' assets are monetary in nature and are thus impacted by inflation, interest rate and credit considerations. This results in the need to maintain an appropriate equity to assets ratio. In addition, the Company and the Bank are subject to regulatory requirements to maintain minimum capital levels. These capital requirements and the actual levels maintained by the Bank and the Company are summarized in Note O to the Consolidated Financial Statements. The capital levels of both the Bank and the Company exceed all regulatory requirements and the Company believes that the levels maintained, as of December 31, 1995, qualify both the Company and the Bank for "well capitalized" status under regulatory definitions. Further, the Company believes that the capital levels maintained are more than adequate to meet its currently foreseeable needs and that additional capital resources would be required only for exceptional investment opportunities.

Stockholders' equity includes $5.7 million of Series B cumulative, convertible preferred stock carrying a dividend rate of 7.25%. The terms of the Series B preferred stock allow for the redemption by the Company if the closing bid price for the common stock exceeds $18.14 for a period of 20 consecutive trading days. Due to the recent trading levels of the Company's common stock, if the Company called such common stock for redemption, management believes that shareholders owning the Series B preferred stock would exercise the conversion privilege associated with the preferred stock and that it would be unlikely that a significant decline in capital would result. However, if the Company did redeem the preferred stock, it believes that the current liquid assets, in addition to the dividends available from the Bank, are sufficient to fully redeem the Series B preferred stock and still maintain capital levels for which the Bank and the Company would continue to be considered "well capitalized".

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, the Bank's regulator is required to develop risk-based capital standards to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, the risk of nontraditional activities and the actual performance and expected risk of loss on multi-family mortgages. Such standards may have the effect of increasing the level of regulatory capital that the Company and Bank are required to maintain.

ASSET/LIABILITY MANAGEMENT
--------------------------

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities and capital resources. The Company's Investment Committee of the Board operating through its treasury division controls the rate sensitivity of the balance sheet while maintaining an appropriate level of net interest income contribution to the operations of the Company.

The Company's net interest revenue is affected by fluctuations in market interest rates as a result of timing differences in the repricing of its assets and liabilities. These repricing differences are quantified in specific time intervals and are referred to as interest rate sensitivity gaps. The Company manages the interest rate risk of current and future earnings to a level that is consistent with its mix of businesses and seeks to limit such risk exposure to appropriate percentages of both earnings and the value of stockholders' equity. The objective in managing interest rate risk is to support the achievement of business strategies, while controlling earnings variability and ensuring appropriate liquidity.

Management of interest rate risk focuses on both tactical (one year or less) and structural (beyond one year) time frames. The Company has established interest rate risk limits based on an Earnings at Risk (EAR) concept and a market value of portfolio's equity (MVPE). EAR measures the potential adverse impact on earnings from a given change in the yield curve, while the market value of portfolio equity risk limit is set in terms of changes in the economic present value of future cash flow streams. Model parameters are determined based on past interest rate movements and are regularly updated. EAR is calculated by multiplying the gap between asset and liability maturities/repricings by given changes in the yield curve. MVPE is calculated by subtracting the net present value of deposits and other interest bearing liabilities from the net present value of interest earning assets using the same yield curve model. Both MVPE and EAR are measured assuming a change in market interest rates up 300 basis points and down 300 basis points over both a one year and three year horizon.

Compliance with established limits is monitored by the Investment Committee and the Company's interest rate risk profile is presented quarterly to the Board of Directors. Both MVPE and EAR assesses the Company's interest rate risk based on the Company's current asset and liability mix.

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of December 31, 1995, based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. As shown in the chart below, at December 31, 1995, assuming no management action, the Company's near-term interest rate risk is to a declining rate environment, that is, net interest revenue would be expected to be adversely affected by a decline in interest rates below the rates embedded in the current yield curve. Over the first three months of 1996, approximately 9% of the Company's interest rate sensitivity is related to changes in short term interest rates, particularly the prime rate. Interest rate risk exposure in the one year time frame is to a rising rate scenario, principally due to a high level of fixed-rate assets relative to liabilities that would reprice in that time frame. This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements nor management's actions that may be taken to manage this position.

MATURITY REPRICING DATE (1)   THREE MONTHS   FOUR MONTHS   TOTAL WITHIN   ONE YEAR TO   GREATER THAN     TOTAL
            (2)                  OR LESS     TO ONE YEAR    ONE YEAR      FIVE YEARS     FIVE YEARS
---------------------------------------------------------------------------------------------------------------
SECURITIES                       $ 40,605     $  42,584      $ 83,189       $ 85,212        $13,401    $181,802

FED FUNDS                          28,997                      28,997                                    28,997

COMMERCIAL LOANS (3)               82,614         5,502        88,116         11,126            907     100,149

CONSUMER LOANS (3)                 31,182        17,520        48,702         51,380          1,277     101,359

MORTGAGE LOANS (3)                 64,300        80,679       144,979         46,929         19,538     211,446

TOTAL INTEREST
EARNING ASSETS (1)                247,698       146,285       393,983        194,647         35,123     623,753

SAVINGS (4)                        61,258       143,435       204,693                                   204,693

NOW (5)                                          50,106        50,106                                    50,106

MMDA (5)                           66,526                      66,526                                    66,526

TIME (5)                           63,562        63,279       126,841         44,238                    171,079

TOTAL INTEREST-
BEARING LIABILITIES               191,346       256,820       448,166         44,238                    492,404
                                 --------     ---------      --------       --------                   --------

INTEREST SENSITIVITY
GAP (6)                          $ 56,352     $(110,535)     $(54,183)      $150,409        $35,123    $131,349
                                 ==============================================================================
GAP AS A PERCENT OF
EARNING ASSETS                        9.0%        (17.7%)        (8.7%)         24.1%           5.6%       21.0%
                                 ==============================================================================

NOTES TO CHART:

(1) INTEREST RATE SENSITIVITY GAPS ARE DEFINED AS THE FIXED RATE POSITIONS (ASSETS LESS LIABILITIES) FOR A GIVEN TIME PERIOD. THE GAPS MEASURE THE TIME WEIGHTED DOLLAR EQUIVALENT VOLUME OF POSITIONS FIXED FOR A PARTICULAR PERIOD. THE GAP POSITIONS REFLECT A REPRICING DATE AT WHICH DATE FUNDS ARE ASSUMED TO "MATURE" AND REPRICE TO A CURRENT MARKET RATE FOR THE ASSET OR LIABILITY. THE TABLE DOES NOT INCLUDE LOANS IN NONACCRUAL STATUS OR NET UNREALIZED GAINS RECORDED ON "AVAILABLE-FOR-SALE" SECURITIES AS OF DECEMBER 31, 1995.

(2) VARIABLE RATE BALANCES ARE REPORTED BASED ON THEIR REPRICING FORMULAS. FIXED RATE BALANCES ARE REPORTED BASED ON THEIR SCHEDULED CONTRACTUAL MATURITY DATES, EXCEPT FOR CERTAIN INVESTMENT SECURITIES AND LOANS SECURED BY 1-4 FAMILY RESIDENTIAL PROPERTIES THAT ARE BASED ON ANTICIPATED CASH FLOWS.

(3)  PRIME-PRICED LOANS AND INVESTMENTS ARE CONSIDERED AS 1 TO 3 MONTH ASSETS.

(4) SAVINGS ACCOUNTS: ONE HALF OF THE LEVEL OF MERIT SAVINGS ACCOUNTS, WHICH REPRICE AGAINST CHANGES IN THE FEDERAL RESERVE DISCOUNT RATE, ARE CLASSIFIED AS THREE MONTHS OR LESS MATURITIES. MANAGEMENTS' ANALYSIS OF CHANGES IN LEVELS INDICATE THAT CHANGES IN THIS RATE ARE APPROXIMATELY HALF AS OFTEN AS CHANGES IN OTHER MARKET RATES. THE BALANCE OF THESE ACCOUNTS AND OTHER SAVINGS ACCOUNTS ARE CLASSIFIED AS FOUR MONTHS TO ONE YEAR MATURITIES, REFLECTING THE LAGGING PERIOD THAT HISTORICALLY EXISTS IN RATES PAID ON PASSBOOK AND SAVINGS ACCOUNTS.

(5) OTHER DEPOSITS: TIME DEPOSITS ARE CLASSIFIED BY CONTRACTUAL MATURITY OR REPRICING FREQUENCY. NOW ACCOUNTS ARE CLASSIFIED AS FOUR MONTHS TO ONE YEAR MATURITIES. THE BALANCE OF DEPOSITS ARE CONSIDERED LESS THAN THREE MONTH MATURITIES, INCLUDING ALL MONEY MARKET DEPOSIT ACCOUNTS. THE INTEREST RATE SENSITIVITY ASSUMPTIONS PRESENTED FOR THESE DEPOSITS ARE BASED ON HISTORICAL AND CURRENT EXPERIENCES REGARDING BALANCE RETENTION AND INTEREST RATE REPRICING BEHAVIOR.

(6) NON-INTEREST BEARING DEPOSIT LIABILITIES WERE APPROXIMATELY $138.7 MILLION AT DECEMBER 31, 1995.

MORTGAGE-BACKED AND SBA SECURITIES OF U.S. GOVERNMENT AGENCIES
--------------------------------------------------------------

The Company currently invests in mortgage-backed securities (FHLMC, FNMA, and GNMA) and SBA pooled loans in connection with its asset/liability management strategy. As of December 31, 1995, the Company had $2.5 million in fixed rate securities and $16.1 million in adjustable rate securities of this nature. These securities are all guaranteed by U.S. Government agencies and are, therefore, of the highest investment grade. These securities are subject to varying monthly payments due to varying early prepayments by the borrowers on the underlying loans. As a general rule, when interest rates rise, prepayments slow down, extending the maturities of the fixed rate securities. Conversely, when interest rates decline, prepayments rise, as many of the borrowers refinance their loans at lower rate levels. The Company may not be able to reinvest the proceeds of prepayments in securities or other earning assets with comparable yields, which can adversely affect net interest income. Prepayment levels affect the contractual repayment profile of the securities.

These uncertainties cause more volatile market value shifts than do serial or single payment bonds, particularly as interest rates rise. The Company manages this portion of its investment portfolio by only investing in such fixed rate securities with expected average lives of 2-4 years but not greater than 5 years, or in adjustable rate securities which evidence lower price volatility due to the adjustable rate feature. The Company has no holdings of "high risk" securities as defined by the Federal Financial Institutions Examination Council.

RESULTS OF OPERATIONS
---------------------

The table below sets forth the major components of net income for each of the three years ended December 31, 1995, 1994 and 1993. Net income increased $3.7 million in 1995 over 1994.

Net income for 1995 was $7.0 million or $1.62 per fully diluted share compared to net income for 1994 of $3.3 million or $.75 per fully diluted share. If the Company had not incurred the 1994 merger-related costs and the securities portfolio restructuring losses (of $3.1 million after taxes), net income for that year would have been approximately $6.4 million or $1.49 per fully diluted share. This compares to net income of $5.0 million or $1.18 per fully diluted share in 1993.

Return on average assets was 1.04%, .52% and .85% in 1995, 1994 and 1993, respectively. The return on average equity was 12.6%, 6.2% and 9.6% in 1995, 1994 and 1993, respectively. Returns on average common equity were 13.2%, 7.0% and 9.9% for the similar periods.

                                             YEAR ENDED DECEMBER 31,
                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                               1995 VS.   % CHANGE            1994 VS.     % CHANGE
                                 1994     1995 VS.              1993       1994 VS.
                      1995     VARIANCE     1994     1994     VARIANCE       1993      1993
                     ------------------------------------------------------------------------
TOTAL INTEREST
INCOME               $50,433    $ 7,818     18.4%   $42,615    $ 2,334        5.8%    $40,281

TOTAL INTEREST
EXPENSE               21,259      6,739     46.4     14,520      1,046        7.8     13,474
                     ------------------------------------------------------------------------
NET INTEREST INCOME   29,174      1,079      3.8     28,095      1,288        4.8     26,807

PROVISION FOR LOAN
LOSSES                 2,300       (100)    -4.2      2,400       (866)     -26.5      3,266
                     ------------------------------------------------------------------------
NET INTEREST INCOME
AFTER PROVISION
FOR LOAN LOSSES       26,874      1,179      4.6     25,695      2,154        9.2     23,541

OTHER INCOME           6,061      2,598     75.0      3,463     (2,142)     -38.2      5,605
                     ------------------------------------------------------------------------
GROSS OPERATING
INCOME                32,935      3,777     12.9     29,158         12                29,146

OTHER EXPENSE         22,456     (1,502)    -6.3     23,958      2,398       11.1     21,560
                     ------------------------------------------------------------------------
INCOME BEFORE
INCOME TAXES          10,479      5,279    101.5      5,200     (2,386)     -31.5      7,586

INCOME TAXES           3,514      1,578     81.5      1,936       (664)     -25.5      2,600
                     ------------------------------------------------------------------------
NET INCOME           $ 6,965    $ 3,701    113.4%   $ 3,264    $ 1,722     (34.5)%   $ 4,986
                     =======================================================================
NET INCOME PER
COMMON SHARE (*)       $1.62                           $.75                            $1.18
                     =======                        =======                          =======

(*) BASED UPON THE WEIGHTED-AVERAGE NUMBER OF FULLY-DILUTED SHARES OF COMMON STOCK OUTSTANDING DURING EACH OF THE PERIODS, ADJUSTED RETROACTIVELY FOR 10% STOCK DIVIDEND DECLARED DECEMBER 1995.

Net interest income is the primary component of the Company's earnings and is derived from interest income earned on loans and securities offset by interest expense paid on deposits and other interest-bearing liabilities.

The following table presents, for each of the years 1995, 1994 and 1993, the average balances of the various categories of the Company's balance sheet and the related interest income on earning assets and interest expense on interest-bearing deposits and liabilities. Also presented are the related average interest yields and interest rates paid associated with interest-earning assets and interest-bearing liabilities.

Average Balances, Interest, and Average Yields/Costs for the year ended December 31, (in thousands):

                                      1995                             1994                            1993
                                      ----                             ----                            ----

                                               AVERAGE                           AVERAGE                         AVERAGE
                         AVERAGE               YIELD/     AVERAGE                YIELD/    AVERAGE               YIELD/
                         BALANCE    INTEREST    COST      BALANCE    INTEREST     COST     BALANCE    INTEREST    COST
-------------------------------------------------------------------------------------------------------------------------
ASSETS

LOANS (1)                $428,505    $39,131      9.13%   $392,619    $32,735      8.34%   $357,620    $30,845      8.63%

TAXABLE                   112,750      7,270      6.45     117,197      6,915      5.90     116,140      6,808      5.86
SECURITIES

TAX-EXEMPT                 42,808      3,036      7.09      45,990      3,044      6.62      39,808      2,714      6.82
SECURITIES (2)

FED FUNDS SOLD             35,189      2,028      5.76      25,248        956      3.79      28,038        837      2.99
                         --------    -------              --------    -------              --------    -------
TOTAL INTEREST
EARNING ASSETS            619,252     51,465      8.31     581,054     43,650      7.51     541,606     41,204      7.61

CASH & DUE FROM
BANKS                      29,634                           27,437                           27,555

PREMISES &
EQUIPMENT                  17,621                           15,308                           14,130

OTHER ASSETS               14,535                           11,235                            9,376

ALLOWANCE FOR              (8,566)                          (7,935)                          (6,746)
LOAN LOSS

TOTAL NON-
INTEREST                   53,224                           46,045                           44,315
EARNING ASSETS           --------                         --------                         --------

TOTAL ASSETS             $672,476     51,465      7.65%   $627,099     43,650      6.96%   $585,921     41,204      7.03%
                         ========                         ========                         ========

LIABILITIES

MONEY MARKET             $ 75,058    $ 2,556      3.41    $ 99,326    $ 2,706      2.72    $101,420    $ 2,716      2.68

NOW ACCOUNTS               52,902        915      1.73      56,768      1,036      1.82      53,174      1,001      1.88

SAVINGS                   191,828      8,427      4.39     166,347      5,207      3.13     148,971      4,377      2.94

TIME DEPOSITS             163,074      9,231      5.66     122,800      5,403      4.40     122,475      5,259      4.29

OTHER                       2,117        130      6.14       2,291        168      7.33       2,004        121      6.04
                         --------    -------              --------    -------              --------    -------
TOTAL INTEREST
BEARING
LIABILITIES               484,979     21,259      4.38     447,532     14,520      3.24     428,044     13,474      3.15

DEMAND DEPOSITS           128,697                          120,333                          102,488

OTHER                       3,334                            6,549                            3,682
                         --------                         --------                         --------
TOTAL NON-
INTEREST BEARING
LIABILITIES               132,031                          126,882                          106,170

STOCKHOLDER
EQUITY                     55,466                           52,685                           51,707
                         --------                         --------                         --------

TOTAL LIABILITIES
AND EQUITY               $672,476     21,259      3.16%   $627,099     14,520      2.32%   $585,921     13,474      2.30%
                         ========    -------              ========    -------              ========    -------

NET INTEREST                          30,206      4.88                 29,130      5.01                 27,730      5.12
MARGIN

LESS TAX
EQUIVALENT                            (1,032)                          (1,035)                            (923)
ADJUSTMENTS                          -------                          -------                          -------

NET INTEREST
INCOME                               $29,174      4.71%               $28,095      4.84%               $26,807      4.95%
                                     =======      ====                =======      ====                =======      ====

(1)  AVERAGE BALANCES INCLUDE NON-ACCRUAL LOANS.
(2)  YIELDS ON TAX-EXEMPT SECURITIES BASED ON A FEDERAL TAX RATE OF 34%.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                               1995 COMPARED TO 1994        1994 COMPARED TO 1993
                               ---------------------        ---------------------

INCREASE/(DECREASE)
DUE TO:                     VOLUME    RATE    TOTAL (1)  VOLUME    RATE     TOTAL (1)
-------------------------------------------------------------------------------------
INTEREST EARNED ON:

LOANS                       $2,991   $3,405     $6,396   $2,981   $(1,091)     $1,890

TAXABLE SECURITIES            (262)     617        355       62        45         107

TAX-EXEMPT SECURITIES         (211)     203         (8)     422       (92)        330

FEDERAL FUNDS SOLD             376      696      1,072     (106)      225         119
                            ---------------------------------------------------------
TOTAL INTEREST INCOME        2,894    4,921      7,815    3,359      (913)      2,446

INTEREST PAID ON:

MONEY MARKET ACCOUNTS         (661)     511       (150)     (56)       46         (10)

NOW ACCOUNTS                   (71)     (50)      (121)      65       (30)         35

SAVINGS ACCOUNTS               798    2,422      3,220      546       284         830

TIME DEPOSITS                1,772    2,056      3,828       12       132         144

OTHER                          (13)     (25)       (38)      21        26          47
                            ---------------------------------------------------------
TOTAL INTEREST EXPENSE       1,825    4,914      6,739      588       458       1,046
                            ---------------------------------------------------------
NET INTEREST MARGIN          1,069        7      1,076    2,771    (1,371)      1,400
LESS TAX EQUIVALENT EFFECT      72      (69)         3     (144)       32        (112)
                            ---------------------------------------------------------
NET INTEREST INCOME         $1,141   $  (62)    $1,079   $2,627   $(1,339)     $1,288
                            =========================================================

(1) THE CHANGE IN INTEREST DUE TO BOTH RATE AND VOLUME HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH TO THE TOTAL CHANGE.

In 1995 vs. 1994, net interest income was positively impacted by $1.1 million due to increases in average earning assets, primarily in average loans. However, the growth in savings and time deposits was greater than the growth in average earning assets. Therefore, the Company's increase in interest cost due to higher interest rates paid on deposits offset the increases in income received on securities and loans resulting in a lower "net interest margin" (net interest income as a percentage of earning assets). Although the level of interest rates declined during 1995, the average level of interest rates remained higher during 1995 vs. the average level of interest rates for 1994. Net interest income was negatively impacted by less than one hundred thousand dollars due to the average effects of the interest rate changes.

In 1994 vs. 1993, net interest income was positively impacted by $2.6 million due to increases in average balances. The primary component of this increase was increases in average outstanding loan balances offset somewhat by increases in average savings account balances. Net interest income was negatively impacted by $1.3 million due to changes in interest rates. Of this amount, average loan interest yields declined $1.1 million reflecting new business generated at lower yields than the portfolio earned in 1993, as well as increases of $.5 million in interest expense as interest costs began to rise on interest bearing deposits, primarily savings accounts. In order to protect net interest margin, the Bank emphasized variable rate loans in 1994 which generally start with lower interest rates which will increase as interest rates rise. The rise in variable loan rates in the portfolio, however, is on a lagging basis as loans typically adjust from one to three months after a prime rate change occurs. The Bank has approximately $175 million or 40.5% of its loan portfolio adjustable with prime rate changes.

ASSET QUALITY AND PROVISIONS FOR LOAN LOSSES
--------------------------------------------

The following table presents details of the Company's nonperforming assets and restructured loans. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to interest or principal or, with respect to current loans, if management has doubts about the ability of the borrower to regularly pay interest and/or principal on a timely basis. When interest accruals are discontinued, any interest income credited to the current year which has not been collected is reversed, and any interest accrued in the prior year is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the loan is in the process of collection and the estimated fair value of the collateral is sufficient to cover the principal and accrued interest. If payments on nonaccrual loans are made, income is recorded when received unless management has reason to doubt the ultimate collectibility of the principal remaining on the loan. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions.

The table below summarizes the Company's nonperforming assets and restructured loans for the years indicated (in thousands):

                                                        Years ended December 31,

                                              1995     1994       1993        1992      1991
---------------------------------------------------------------------------------------------
Nonaccrual loans (1)                         $4,407   $4,105    $5,146       $4,427    $2,529
Accruing loans past due 90 days or more (2)     522      895       329          449       648
Restructured loans and troubled debt            349      119       457          625       317
                                             ------------------------------------------------
Total non-performing loans                    5,278    5,119     5,932        5,501     3,494
                                             ------------------------------------------------
Amount collateralized by real  estate         4,398    4,486     4,041        3,612     2,121
                                             ------------------------------------------------
Other real estate owned (3)                   1,196    1,150     1,064(4)       817     1,219
                                             ------------------------------------------------
Total non-performing assets                  $6,474   $6,269    $6,996       $6,318    $4,713
                                             ================================================

(1)  NONACCRUAL STATUS DENOTES LOANS ON WHICH, IN THE OPINION OF MANAGEMENT,
     THE COLLECTION OF INTEREST IS UNLIKELY, OR LOANS THAT MEET OTHER NONACCRUAL CRITERIA AS ESTABLISHED BY REGULATORY AUTHORITIES. PAYMENTS RECEIVED ON LOANS CLASSIFIED AS NONACCRUAL ARE EITHER APPLIED TO THE OUTSTANDING PRINCIPAL BALANCE OR RECORDED AS INTEREST INCOME, DEPENDING UPON MANAGEMENT'S ASSESSMENT OF THE COLLECTIBILITY OF THE LOAN.

(2) INCLUDES LOANS AND MORTGAGES SECURED BY RESIDENTIAL REAL ESTATE OF $354,000, $534,000, $313,000, $163,000 AND $407,000 AT DECEMBER 31, 1995,
     1994, 1993, 1992, AND 1991 RESPECTIVELY.

(3) EXCLUDES "INSUBSTANCE FORECLOSURES" OF $1.0 MILLION, $1.4 MILLION, $2.1 MILLION, $1.7 MILLION AND $1.6 MILLION AD DECEMBER 31, 1995, 1994 1993, 1992 AND 1991 RESPECTIVELY, WHICH ARE INCLUDED IN NONACCRUAL LOANS.

(4)  NET OF AN ALLOWANCE OF $250,000.

With continued difficult economic conditions in the region, nonperforming loans increased slightly by $.2 million to $5.3 million at December 31, 1995. Of this amount, $4.4 million is collateralized by real estate (approximately 83%). At December 31, 1994, the Company had $5.1 million in nonperforming loans of which $4.5 million (88%) was collateralized by real estate compared to December 31, 1993 total nonaccrual loans of $5.9 million (68% being collateralized by real estate). Other real estate owned (OREO) comprised twelve properties at December 31, 1995 of which one was a commercial office building, one commercial business, seven were residences and three were small parcels of vacant land. During the year, the Company disposed of $1.6 million in OREO properties. Management continues to secure loans with real estate in order to minimize the risks of collectibility of its loan portfolio.

For a discussion of concentrations of credit risk and impaired loans, see Notes C and D to the 1995 Consolidated Financial Statements under Item 8 contained herein. At December 31, there were no commitments to lend additional funds to borrowers whose loans were classified as nonperforming.

If the Company's nonaccrual loans had been current in accordance with the original loan terms, $400,000 in additional gross interest income would have been recorded in 1995 vs. $228,000 in 1994 and $250,000 in 1993. The actual amount of interest income on nonaccrual loans recorded in interest income for 1995 was $265,000 vs. $198,000 in 1994 and $206,000 in 1993.

At December 31, 1995, the Company had a total of approximately $11.4 million in loans classified as substandard, in addition to the nonperforming assets noted above. Of this amount, $9.5 million are loans collateralized by real estate. Real estate values have declined significantly over the past several years. Such loans may be classified as nonperforming in the future, if present concerns about the borrowers ability to comply with repayment terms become clearly evident.

The following table details changes in the Allowance for Loan Losses for the years ended December 31 (in thousands):

                                  1995      1994      1993      1992      1991
-------------------------------------------------------------------------------
Balance at beginning of year    $ 8,326   $ 7,332   $ 5,794   $ 4,534   $ 3,523

Chargeoffs:

  Commercial                        411       350       435       682       382

  Installment                       593       292       449       856     1,291

  Real estate                     1,164     1,059     1,103       405       385
                                -----------------------------------------------
Total chargeoffs                  2,168     1,701     1,987     1,943     2,058
                                -----------------------------------------------
Recoveries:

  Commercial                         75        63       124        91       105

  Installment                       193       153       123       211       214

  Real estate                        44        20         2         1
                                -----------------------------------------------
Total recoveries:                   312       236       249       303       319
                                -----------------------------------------------
Net charge-offs                  (1,856)   (1,465)   (1,738)   (1,640)   (1,739)
                                -----------------------------------------------
Provision for loan losses         2,300     2,400     3,266     2,900     2,750

Transfers, other*                              69
                                -----------------------------------------------
Balance at end of year          $ 8,770   $ 8,326   $ 7,322   $ 5,794   $ 4,534
                                ===============================================
Ratio of net charge-offs to
average loans outstanding
during year:                        .43%      .37%      .49%      .44%      .71%

Allowance for loan losses as a
percent of year-end loans:         2.08%     1.93%     2.01%     1.61%     1.22%

Allowance as a percent of non-
performing loans:                   166%      163%      123%      105%      130%

*An adjustment of $69,000 was transferred to the allowance for the loan losses as a result of the acquisition of First National Bank of Amenia.

The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans:

                                  1995               1994               1993              1992               1991
                             --------------    ---------------    --------------    ---------------    ---------------
                                      % OF               % OF              % OF               % OF               % OF
BALANCE AT END OF                     TOTAL              TOTAL             TOTAL              TOTAL              TOTAL
YEAR APPLICABLE TO:          AMOUNT   LOANS    AMOUNT    LOANS    AMOUNT   LOANS    AMOUNT    LOANS    AMOUNT    LOANS
                             -----------------------------------------------------------------------------------------
COMMERCIAL                   $2,355    16.6%   $2,010     22.1%   $2,520   19.1%   $2,606     17.3%    $1,681    15.9%

CONSUMER & OTHER              1,400    16.1     1,363     12.2       881    9.5     1,256     11.3      1,240    15.3

REAL ESTATE - CONSTRUCTION              3.1                1.5              1.0                2.7                2.7

REAL ESTATE - MORTGAGE        4,247    64.2     4,100     64.2     3,155   70.4     1,608     68.7      1,006    66.1

UNALLOCATED                     768               853                766              324                 607
                             -----------------------------------------------------------------------------------------
TOTAL ALLOWANCE
FOR LOAN LOSSES              $8,770    100%    $8,326     100%    $7,332   100%    $5,794     100%     $4,534    100%
                             =========================================================================================

The provision for loan losses, which is charged to operations, is based on both the amount of net loan losses incurred and management's ongoing evaluation of the level and composition of risk in the loan portfolio. The evaluation considers, in addition to the results of a continuous program of individual loan assessment, factors including, but not limited to, general economic conditions and recent trends, loan portfolio composition, the level of nonperforming assets, prior loan loss experience and trends, growth of the portfolio and management's statistical estimate of losses inherent in the portfolio. The Company has not been involved in any foreign loans or highly leveraged transactions, which are generally considered high risk loans. The provision for loan losses decreased by $100,000 or 4% in 1995 compared to a decrease of $866,000 or 27% in 1994.

Provisioning policy has led to an increase in the allowance for loan losses in recent years. The ratio of allowance for loan losses to total loans has increased from 1.2% in 1991 to 2.1% in 1995. The ratio of the allowance to nonperforming loans does not reflect collateral values, although the large majority of the Bank's nonperforming assets are collateralized by real estate. Net charge-offs of loans were $1.8 million in 1995 as compared to $1.5 million in 1994 and $1.7 million in 1993. Management is very cognizant of the uncertainties of the local marketplace, due to the employment cutbacks of the region's principal employers, IBM and the State of New York. Although Dutchess County's unemployment rate has dropped to 3.6%, its lowest level in five years, Ulster County continues to experience a loss of jobs, with an unemployment rate of 5.6% at year end 1995. While Dutchess County appears to be rebounding with slight increases in both manufacturing and service sector jobs, Ulster County has yet to show any overall improvement. Manufacturing employment in both counties remains some 30%-40% below its 1992 peak. Total 1995 home sales were comparable to 1994 levels in both Dutchess County and Ulster County, but with continued decreases in average selling prices of 1 -5%, somewhat reflecting the lower purchasing power associated with retail and trade employment.

Management has also considered the direct effect of the IBM cutbacks. The Bank has no credit exposure to IBM, although it provides consumer and residential mortgage loans to IBM employees. Loans to such employees do not represent a material proportion of the Bank's portfolio.

Commercial office and industrial vacancy rates (excluding IBM space) remain high (20-30%). There has been some "take up" of space previously rented by IBM or businesses previously connected with IBM, and as IBM appears to have completed its downsizing, its efforts to rent its own space have yielded some significant results to date, particularly in East Fishkill. Furthermore, Governor Pataki plans to move approximately 4,000 State related jobs to and occupy over 1,000,000 square feet of IBM space in Kingston. Although the proposal has encountered many political problems, if fully implemented in late 1996 or early 1997, as planned, this could have a positive effect both on commercial and office property values, as well as residential property values.

Despite these positive developments, the local economy continues to perform less favorably in comparison to many other regions of the United States.

Management believes the allowance for loan losses is adequate to cover credit risk inherent in the portfolio but no assurance can be given that the current apparent stabilization of the local economy will not be unsettled by future events. Such developments would be expected to adversely affect the financial performance of the Company.

The following table details the components of noninterest income for the years ended December 31 (dollars in thousands):

                                     CHANGE                           CHANGE
                            1995     AMOUNT    PERCENT      1994      AMOUNT     PERCENT    1993
-------------------------------------------------------------------------------------------------
INCOME FROM FIDUCIARY      $  694    $  196      39.4%    $   498    $    20        4.2%   $  478
  ACTIVITIES
SERVICE CHARGE INCOME       3,505       (27)      (.8)      3,532        382       12.1     3,150
NET REALIZED GAINS            138     2,018     107.3      (1,880)    (2,518)    (395.3)      638
  (LOSSES) ON SECURITIES
NET GAINS ON SALES OF         404       286     242.4         118       (185)     (61.2)      303
  LOANS
OTHER                       1,320       125      10.5       1,195        159       15.3     1,036
                           ----------------------------------------------------------------------
TOTAL                      $6,061    $2,598      75.0%    $ 3,463    $(2,142)    (38.2)%   $5,605
                           ======================================================================

Noninterest income increased $2.6 million in 1995 vs. 1994. Of this amount, $2.0 million represents the net effect of realized losses on sales of securities of $1,800,000 in 1994 vs. realized gains of $138,000 in 1995. Net gains on loan sales increased $286,000 due to the sale of approximately $32.2 million of mortgages into the secondary market. Income from fiduciary activities increased $196,000, reflecting both increased fee levels and an increase in assets under administration. Noninterest income decreased $2.1 million in 1994 compared to 1993 primarily due to realized losses on securities. During the 1994 third quarter, the Company repositioned its portfolio of securities in order to restructure its balance sheet in light of the merger and to maintain an appropriate consolidated interest rate risk position. As a result of such restructuring, approximately $46.0 million of securities were sold, and net losses of $1.9 million, or $1.1 million net of tax, were realized.

The following chart outlines the major changes in noninterest expense for the years ended December 31, 1995, 1994 and 1993, respectively (dollars in thousands):

                                             YEARS ENDED DECEMBER 31,

                                NET CHANGE                        NET CHANGE

                       1995      AMOUNT   PERCENT     1994    AMOUNT   PERCENT    1993
----------------------------------------------------------------------------------------
SALARIES & BENEFITS   $11,309   $   670       6.3%  $10,639   $ (405)    (3.7)%  $11,044

OCCUPANCY &             3,700        95       2.6     3,605      207      6.1      3,398
EQUIPMENT

OREO                      141       220         *       (79)    (826)       *        747

MERGER-RELATED            250    (2,710)        *     2,960    2,960        *

FDIC                      682      (576)    (45.8)    1,258       52      4.3      1,206

OTHER                   6,374       799      14.3     5,575      410      7.9      5,165
                      ------------------------------------------------------------------
TOTAL                 $22,456   $(1,502)     (6.3)% $23,958   $2,398     11.1%   $21,560
                      ==================================================================

* not meaningful

Salaries and benefits expense increased by $670,000 in 1995 vs. 1994, primarily due to the new branches ($600,000) opened during 1994 and 1995 in Amenia, Millerton, Newburgh and Town of Poughkeepsie. Salaries and Benefits decreased $405,000 in 1994 vs. 1993 as the Company froze staff positions in anticipation of the merger.

Occupancy and equipment expense increased by $95,000 in 1995 vs. 1994 primarily due to approximately $200,000 of costs related to new branches offset by the disposition of redundant buildings occupied by the banks prior to the merger. Expenses increased by $207,000 in 1994 vs. 1993 primarily related to the depreciation of equipment in connection with the merger, the full year operating cost of the Town of Ulster branch and the severe winter experienced in the first quarter of 1994.

Other Real Estate Owned expense was $141,000 in 1995 compared to a recovery of $79,000 in 1994. In 1994, the Company recorded a net recovery on disposition of an OREO property of some $300,000 compared to a recovery in the fourth quarter of 1995 of $125,000. Exclusive of these large items, OREO expense principally relates to the levels of properties carried during the year. OREO writedowns and provisions were $151,000, $373,000 and $354,000 in 1995, 1994 and 1993, respectively. Writedowns of properties after foreclosure reflect the continuing difficulty of maintaining "distressed" real estate values in the Company's marketplace.

Merger-related expenses of $250,000 in 1995 relate principally to finalizing the conversion of the Company's data processing system. Merger-related expenses amounted to $2,960,000 in 1994. The following is a summary of the costs incurred in connection with the merger in 1994:

     Legal, accounting, etc.                $  750,000
     Operational and promotional costs         945,000
     Abandonments and redundancies             365,000
     Staff & benefit expenses                  900,000
                                            ----------
     Total merger-related expenses          $2,960,000
                                            ==========

FDIC insurance decreased $576,000 in 1995 vs. 1994 as the assessment rate charged to the Bank was reduced effective June 1, 1995 to $.04 per hundred dollars of insured deposits from $.23 per hundred dollars of insured deposits. FDIC expense increased $52,000 in 1994 vs. 1993 as a result of the general levels of deposit increases. For further information regarding FDIC assessments, see Item I Business - "Supervision and Regulation".

Other expenses increased by $799,000 in 1995 vs. 1994. Of this increase, approximately $250,000 relates to expenses and amortization of goodwill incurred on new branches and approximately $625,000 relates to the costs outside services focusing on improving efficiencies and integrating the Company's banking operations and meeting the filing and reporting requirements of the merged bank.

Income taxes increased to $3.5 million in 1995 compared to $1.9 million in 1994 and $2.6 million in 1993. Taxes for 1995 increased $1.6 million due to the increase in pretax income from $5.2 million to $10.5 million. The 1994 decrease of $.7 million is directly attributable to the merger-related expenses and realized securities losses in that year (approximately 25% of the merger-related expenses were not considered as deductible). The Company's effective tax rates were 33.5%, 37.2% and 34.3% in 1995, 1994 and 1993, respectively. For further information regarding income taxes, see Note J to the consolidated financial statements under Item 8.

SELECTED QUARTERLY FINANCIAL DATA
---------------------------------

The following table shows selected quarterly financial data of the Company for the periods indicated. The information contained in the table does not purport to be complete and is qualified in its entirety by the more detailed financial information contained elsewhere herein.

Selected Quarterly Financial Data (Unaudited)
(Dollars in thousands, except share data)

1995                                 MAR 31     JUN 30     SEP 30     DEC 31
                                    ----------------------------------------
Interest income                     $12,086    $12,658    $12,725    $12,964

Interest expense                      4,927      5,483      5,388      5,461
                                    ----------------------------------------
Net interest income                   7,159      7,175      7,337      7,503

Provision for loan losses               500        600        600        600
                                    ----------------------------------------
Net interest income after
provision for loan losses             6,659      6,575      6,737      6,903

Net security gains                                  10                   128

Other income                          1,286      1,609      1,603      1,425

Merger related expense                 (250)

Other expenses                       (5,627)    (5,896)    (5,303)    (5,380)
                                    ----------------------------------------
Income before income taxes            2,068      2,298      3,037      3,076

Provision for income taxes              682        779      1,091        962
                                    ----------------------------------------
NET INCOME                          $ 1,386    $ 1,519    $ 1,946    $ 2,114
                                    ========================================
Fully diluted earnings per share*      $.33       $.35       $.45       $.49
                                    ========================================

----------------------------------------------------------------------------

1994

Interest income                     $ 9,753    $10,462    $11,159    $11,241

Interest expense                      3,262      3,512      3,714      4,032
                                    ----------------------------------------
Net interest income                   6,491      6,950      7,445      7,209

Provision for loan losses               525        375        800        700
                                    ----------------------------------------
Net interest income after
provision for loan losses             5,966      6,575      6,645      6,509

Net security gains (losses)              68         (9)    (1,875)       (64)

Other income                          1,275      1,442      1,278      1,416

Merger related expense                            (310)    (1,690)      (960)

Other expenses                       (5,328)    (5,556)    (4,971)    (5,211)
                                    ----------------------------------------
Income before income taxes            1,981      2,142       (613)     1,690

Provision for income taxes              640        839       (217)       674
                                    ----------------------------------------
NET INCOME                          $ 1,341    $ 1,303    $  (396)   $ 1,016
                                    ========================================
Fully diluted earnings per share*      $.32       $.29      $(.14)      $.24
                                    ========================================

*Fully diluted earnings per share have been retroactively adjusted to give effect to the 10% stock dividend declared December 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The following are included in this item beginning on the pages indicated:

                                                                       Page

Independent Auditors' Report                                            39

Consolidated Balance Sheets at December 31, 1995 and 1994               42

Consolidated Statements of Income and Expense for each of
  the three years in the period ended December 31, 1995                 43

Consolidated Statements of Cash Flows for each of the
  three years in the period ended December 31, 1995                     44

Consolidated Statements of Changes in Stockholders' Equity
  for each of the three years in the period ended
  December 31, 1995                                                     45

Notes to Consolidated Financial Statements                              46

Selected quarterly financial data of the Company for 1995 and 1994 are reported in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of operations - Selected Quarterly Financial Data."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------------------

Not applicable.

PART III

ITEMS 10 THROUGH 13.

Information required by Part III (Items 10 through 13) of this Form 10-K is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 2, 1996, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  List of Documents Filed as Part of This Report.

     (1)  Financial Statements Filed:

          1.  Independent Auditors' Report

          2.  Consolidated Balance Sheets as of December 31, 1995 and 1994

          3. Consolidated Statements of Income and Expense for each of the three years in the period ended December 31, 1995

          4. Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1995

          5. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995

          6.  Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules. All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or related notes.

     (3) Exhibits. The exhibits listed on the Exhibit Index on page 38 of this Form 10-K are filed herewith or are incorporated herein by reference.

(b)  Reports on Form 8-K

     None.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
NUMBER    DESCRIPTION
------    -----------
3.1       RESTATED CERTIFICATE OF INCORPORATION OF HUDSON CHARTERED BANCORP,
          INC. (INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 3.1 TO THE COMPANY'S
          ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994).

3.2       BYLAWS, AS AMENDED, OF HUDSON CHARTERED BANCORP, INC. (INCORPORATED
          HEREIN BY REFERENCE TO EXHIBIT 3.2 TO THE COMPANY'S ANNUAL REPORT ON
          FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994).

10.1      FISHKILL NATIONAL CORPORATION INCENTIVE STOCK OPTION PLAN, AS AMENDED
          (INCORPORATED HEREIN BY REFERENCE TO THE FISHKILL NATIONAL CORPORATION
          ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31,
          1990, FILE NO. 33-38288).+

10.2      EXECUTIVE SUPPLEMENTAL INCOME PLAN BETWEEN THE COMPANY AND JOHN C.
          VANWORMER (INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10(J) TO THE
          COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31,
          1993).+

10.3      DIRECTORS DEFERRED COMPENSATION PLAN (FILED HEREWITH).+

10.4      HUDSON CHARTERED BANCORP, INC. 1995 INCENTIVE STOCK PLAN (FILED
          HEREWITH).+

10.5      EMPLOYMENT AGREEMENT OF T. JEFFERSON CUNNINGHAM III DATED JULY 1, 1995
          (FILED HEREWITH).+

10.6      EMPLOYMENT AGREEMENT OF JOHN CHARLES VANWORMER DATED JULY 1, 1995
          (FILED HEREWITH).+

10.7      EMPLOYMENT AGREEMENT OF PAUL A. MAISCH DATED APRIL 1, 1995 (FILED
          HEREWITH).+

10.8      STOCK APPRECIATION RIGHTS AGREEMENT OF T. JEFFERSON CUNNINGHAM III,
          DATED JULY 19, 1995, (FILED HEREWITH).+

10.9      EMPLOYMENT AGREEMENT OF DAVID S. MACFARLAND (INCORPORATED HEREIN BY
          REFERENCE TO EXHIBIT 10.9 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994).+

10.10     EMPLOYMENT AGREEMENT OF DONALD H. WEBER (INCORPORATED HEREIN BY
          REFERENCE TO EXHIBIT 10.10 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994).+

11        COMPUTATION OF EARNINGS PER SHARE (FILED HEREWITH).

21        SUBSIDIARIES OF HUDSON CHARTERED BANCORP, INC. (FILED HEREWITH).

23.1      CONSENT OF ERNST & YOUNG LLP (FILED HEREWITH).

23.2      CONSENT OF DELOITTE & TOUCHE LLP (FILED HEREWITH).

27        FINANCIAL DATA SCHEDULE (FILED HEREWITH).

99        REPORT OF ERNST & YOUNG LLP (FILED HEREWITH).

------------------
+  MANAGEMENT CONTRACT OR COMPENSATORY PLAN.

[LETTERHEAD OF DELOITTE & TOUCHE LLP]


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Hudson Chartered Bancorp, Inc.

We have audited the consolidated balance sheets of Hudson Chartered Bancorp, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income and expense, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to
the merger of Fishkill National Corporation and Community      Bancorp, Inc. as
of September 30, 1994, which has been accounted for as a pooling of interests as described in Note A to the consolidated financial statements. We did not audit the statements of income and expense, stockholders' equity and cash flows of Community Bancorp, Inc. for the year ended December 31, 1993, which statements reflect net interest income of $13.4 million. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Community Bancorp, Inc. for 1993, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Hudson Chartered Bancorp, Inc. and subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As also described in Note A, the Company changed its method of accounting for securities as of December 31, 1993.

/s/ Deloitte & Touche LLP

January 30, 1996

[LOGO OF DELOITTE TOUCHE TOHMATSU INTERNATIONAL]

[LETTERHEAD OF DELOITTE & TOUCHE LLP]



INDEPENDENT ACCOUNTANTS' REPORT

To the Audit Committee
Hudson Chartered Bancorp, Inc.
Lagrangeville, N.Y.

We have examined management's assertion that , as of December 31, 1995, Hudson Chartered Bancorp, Inc. and subsidiaries maintained an effective internal control structure over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income ("Call Report" instructions) included in the accompanying Report of Management to the Stockholders.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of the internal control structure over financial reporting, testing and evaluating the design and operating effectiveness of the internal control structure over financial reporting, including safeguarding of assets, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control structure, errors or irregularities may occur and not be detected. Also , projections of any evaluation of the internal control structure over financial reporting to future periods are subject to the risk that the internal control structure may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

In our opinion, management's assertion that, as of December 31, 1995, Hudson Chartered Bancorp, Inc. maintained an effective internal control structure over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and the Call Report instructions is fairly stated, in all material respects, based on the criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

January 30, 1996


[LOGO OF DELOITTE TOUCHE TOHMATSU INTERNATIONAL]

January 30, 1996

REPORT OF MANAGEMENT TO THE STOCKHOLDERS
----------------------------------------


Financial Statements
--------------------

The management of Hudson Chartered Bancorp, Inc., ("the Company") is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgements and estimates made by management.

Internal Control
----------------

Management is responsible for establishing and maintaining an effective internal control structure over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and the Federal Financial Institutions Examination Council instructions for the Consolidated Reports of Condition and Income ("Call Report" instructions). The structure contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any structure of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control structure can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control structure may vary over time.

Management assessed the institution's internal control structures based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained an effective internal control structure over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and the Call Report instructions as of December 31, 1995.

The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company's management. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee also carries out its oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of the internal control structure for financial reporting and any other matters which they believe should be brought to the attention of the Committee.

Compliance with Laws and Regulations
------------------------------------

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the as FDIC safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, Management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1995.


/s/ T. Jefferson Cunningham     /s/ John C. VanWormer    /s/ Paul A. Maisch

T. Jefferson Cunningham III     John C. VanWormer        Paul A. Maisch
Chief Executive Officer         President                Chief Financial Officer

HUDSON CHARTERED BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
-------------------------------------------------------------------------------

                                                               December 31,
                                                       ------------------------
                                           Notes           1995         1994
                                           -----       ---------     ----------
ASSETS
  Cash and due from banks                    K          $ 38,856      $ 26,746
  Federal funds sold                                      28,997        16,525
                                                        --------      --------
  Total cash and cash equivalents                         67,853        43,271
  Securities:                                B
    Available for sale, at fair value                    167,334        53,837
    Held to maturity, fair value of
     $14,922 in 1995 and $90,792
     in 1994.                                             14,465        92,974
    Regulatory securities                                  2,107           914
  Loans held for sale                        K               273            95

  Loans:                                  C,D,K,L
  Gross loans                                            422,083       432,062
    Allowance for loan losses                E            (8,770)       (8,326)
                                                        --------      --------
  Net loans                                              413,313       423,736

  Premises and equipment                     F            17,062        17,687
  Accrued income                                           5,618         5,076
  Other assets                               D             8,458         8,387
                                                        --------      --------
    TOTAL ASSETS                                        $696,483      $645,977
                                                        ========      ========

LIABILITIES
  Deposits:                                  G
    Demand  deposits                                    $138,656      $135,181
    Interest bearing deposits                            492,404       444,889
                                                        --------      --------
  Total deposits                                         631,060       580,070

  Repurchase agreements                                                  6,106
  Other interest bearing liabilities         M             1,896         1,939
  Other liabilities                                        3,598         5,324
                                                        --------      --------
    TOTAL LIABILITIES                                    636,554       593,439

  Commitments and contingencies            C,K

STOCKHOLDERS' EQUITY                       N,O
  Preferred - 7.25% Series B,
   convertible                                             5,713         5,714
  Common stock                                             3,086         2,730
  Common paid-in capital                                  23,378        16,099
  Retained earnings                                       27,454        29,353
  Net unrealized securities gains
   (losses)                                                  586        (1,144)
  Treasury stock                                            (117)
  Employee stock ownership plan                             (171)         (214)
                                                        --------      --------
    TOTAL STOCKHOLDERS' EQUITY                            59,929        52,538
                                                        --------      --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $696,483      $645,977
                                                        ========      ========

See notes to consolidated financial statements.

HUDSON CHARTERED BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(dollars in thousands, except per share data)
-------------------------------------------------------------------------------

                                                            Year ended December 31,
                                                      ---------------------------------
                                            Notes       1995         1994        1993
                                            -----     -------      -------     --------
Interest income:
  Loans, including fees                               $39,131      $32,735      $30,845
  Federal funds sold                                    2,028          956          837
  Taxable securities                                    7,270        6,915        6,808
  Tax-exempt securities                                 2,004        2,009        1,791
                                                      -------      -------      -------
    Total interest income                              50,433       42,615       40,281
Interest expense:
  Deposits                                   G         21,129       14,352       13,353
  Other                                                   130          168          121
                                                      -------      -------      -------
    Total interest expense                             21,259       14,520       13,474
                                                      -------      -------      -------
    NET INTEREST INCOME                                29,174       28,095       26,807
  Provision for loan losses                  E          2,300        2,400        3,266
                                                      -------      -------      -------
  Net interest income after
   provision for loan losses                           26,874       25,695       23,541
Noninterest income:
  Service charges on deposit
   accounts                                             2,968        3,173        2,849
  Other service charges,
   commissions and fees                                   537          359          301
  Income from fiduciary activities                        694          498          478
  Realized gains (losses) on sales
   of securities, net                                     138       (1,880)         638
  Gains on sales of loans, net                            404          118          303
  Other                                                 1,320        1,195        1,036
                                                      -------      -------      -------
    Total noninterest income                            6,061        3,463        5,605
                                                      -------      -------      -------

    GROSS OPERATING INCOME                             32,935       29,158       29,146
Noninterest expense:
  Salaries and employee benefits             H         11,309       10,639       11,044
  Net occupancy                              I          1,606        1,759        1,640
  Equipment                                             2,094        1,846        1,758
  Postage and supplies                                  1,306        1,236        1,130
  FDIC Insurance                                          682        1,258        1,206
  Merger related costs                                    250        2,960
  Other real estate owned                    D            141          (79)         747
  Other                                                 5,068        4,339        4,035
                                                      -------      -------      -------
    Total noninterest expense                          22,456       23,958       21,560
                                                      -------      -------      -------
Income before income taxes                             10,479        5,200        7,586
  Income taxes                               J          3,514        1,936        2,600
                                                      -------      -------      -------
NET INCOME                                              6,965        3,264        4,986
  Dividend requirements of
   preferred stock                           O            414          415          497
                                                      -------      -------      -------
NET INCOME APPLICABLE TO
 COMMON SHARES                                         $6,551       $2,849       $4,489
                                                      =======      =======      =======

Weighted average shares outstanding:*
  Primary                                           3,855,249    3,779,113    3,693,633
  Fully diluted                                     4,309,914    4,231,053    4,150,971
Per common share:*
  Earnings - primary                                   $ 1.70       $ 0.75       $ 1.22
  Earnings - fully diluted                               1.62         0.75         1.18
  Dividends declared                                     0.56         0.55         0.53
  Book value                                            13.96        12.47        12.92

*adjusted for 10% stock dividend declared December 1995

See notes to consolidated financial statements.

HUDSON CHARTERED BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
------------------------------------------------------------------------------

                                                            Year ended December 31,
                                                      ---------------------------------
                                                        1995         1994        1993
                                                      -------      -------     --------
OPERATING ACTIVITIES:
  Net income                                         $  6,965      $  3,264     $  4,986
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                           2,300         2,400        3,266
    Depreciation and amortization                       1,928         1,641        1,585
    Provision for losses in other real estate owned                     117          354
    Amortization of security premiums, net                227           862        1,049
    Amortization of core deposit intangible               141            75           52
    Realized (gains) losses on sales of securities
     and loans                                            542         1,762         (941)
    Deferred income tax benefits                         (121)         (118)        (816)
    Increase  in other assets                          (3,071)       (3,120)        (334)
    Increase (decrease) in other liabilities           (1,774)        1,434          548
                                                     --------      --------     --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES          7,137         8,317        9,749
                                                     --------      --------     --------

INVESTING ACTIVITIES:
  Proceeds from sales of securities
   available-for-sale                                  33,129        86,928       24,862
  Proceeds from maturities of securities                             37,276       39,894
  Proceeds from maturities of securities
   available-for-sale                                  21,743
  Proceeds from maturities of securities
   held-to-maturity                                    17,395
  Purchases of securities                                                        (94,901)
  Purchases of securities available-for-sale          (98,177)      (72,179)
  Purchases of securities held-to-maturity             (7,679)      (45,598)
  Proceeds from sales of loans                         31,305        10,434       40,140
  Net increase in loans                               (23,764)      (77,993)     (44,248)
  Purchases of premises and equipment                  (1,303)       (4,956)      (2,459)
  Proceeds from sales of buildings                                      300
  Proceeds from sales of other real estate owned        1,211           230          966
                                                     --------      --------     --------
    NET CASH USED BY INVESTING ACTIVITIES             (26,140)      (65,558)     (35,746)
                                                     --------      --------     --------


FINANCING ACTIVITIES:
  Deposits acquired from purchase and
   assumption transactions                                           25,399
  Net increase in demand, money market,
   NOW and savings accounts                             7,960        16,898       18,731
  Net increase (decrease) in other time deposits       43,030         1,243       (8,756)
  Proceeds from borrowings                                            1,725
  Repayment of borrowings                                              (955)        (319)
  Increase (decrease) in securities sold under
   repurchase agreements                               (6,106)        6,106
  Net proceeds from issuance of common and
   preferred stock                                      1,334           852          436
  Repurchase of preferred stock                            (1)         (805)
  Repurchase of common stock                             (116)
  Cash dividends - preferred                             (414)         (415)        (413)
  Cash dividends - common                              (2,102)       (1,949)      (1,882)
                                                     --------      --------     --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES          43,585        48,099        7,797
                                                     --------      --------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       24,582        (9,142)     (18,200)
CASH AND CASH EQUIVALENTS:
  AT BEGINNING OF YEAR                                 43,271        52,413       70,613
                                                     --------      --------     --------
  AT END OF YEAR                                     $ 67,853      $ 43,271     $ 52,413
                                                     ========      ========     ========

Non-cash investing activities:
  Transfer from loans to OREO                        $  2,058      $    611     $  2,458
  Transfer of loans to held for sale                   25,066                      2,267
  Net unrealized gains (losses) recorded
   on securities                                        2,957        (1,967)       2,375
  Deferred taxes on net unrealized (gains) losses      (1,227)          823         (993)
  Transfer of securities from available for sale
   to held to maturity                                               73,105
  Transfer of securities from held to maturity
   to available for sale                               61,465
Additional cash flow disclosures:
  Interest paid                                        21,069        14,275       13,647
  Income taxes paid                                     3,702         2,824        3,309

See notes to consolidated financial statements.

HUDSON CHARTERED BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
-------------------------------------------------------------------------------

                                                                                       Net
                                                            Additional              Unrealized
                                 Preferred     Common        Paid-in     Retained   Gains (Losses)  Treasury
                                  Stock        Stock         Capital     Earnings   on Securities     Stock    ESOP        Total
                                 --------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1993        $6,555        $2,651        $14,855     $25,926                             ($445)       $49,542

  Net income                                                                4,986                                            4,986
  Dividends declared on
   preferred stock                                                           (497)                                            (497)
  Dividends declared on common
   stock ($0.53 per share)*                                                (1,917)                                          (1,917)
  Stock reinvestment and
   purchase plan - 27,301
   shares*                                          20            309                                                          329
  Options exercised - 9,780*                         7            100                                                          107
  Payments on ESOP borrowings                                                                                   188            188
  Net unrealized gains on
   securities                                                                          $1,382                                1,382
                                  ------        ------         ------      ------      ------      --------   -----        -------
Balance at December 31, 1993       6,555         2,678         15,264      28,498       1,382                  (257)        54,120

  Net income                                                                3,264                                            3,264
  Dividends declared on
   preferred stock                                                           (415)                                            (415)
  Dividends declared on common
   stock ($0.55 per share)*                                                (1,994)                                          (1,994)
  Stock reinvestment and
   purchase plan - 28,921
   shares*                                          21            386                                                          407
  Redemption of Series A
   preferred stock                  (805)                                                                                     (805)
  Conversion of Series B
   preferred stock - 2,526
   shares                            (36)            2             34
  Options exercised - 38,382
   shares*                                          29            415                                                          444
  Payments on ESOP borrowings                                                                                   43              43
  Net unrealized losses on
   securities                                                                          (2,526)                              (2,526)
                                  ------        ------         ------      ------      ------      --------   -----        -------
BALANCE AT DECEMBER 31, 1994       5,714          2,730       16,099       29,353      (1,144)                (214)         52,538

  Net income                                                                6,965                                            6,965
  Cash dividends declared
   on preferred stock                                                        (414)                                            (414)
  Cash dividends declared on
   common stock ($0.56 per
   share)*                                                                 (2,150)                                          (2,150)
  Stock reinvestment and
   purchase  plan - 41,646
   shares*                                          30            581                                                          611
  Conversion of Series B
   preferred stock - 77 shares         (1)            1
  Options exercised - 61,353
   shares*                                           45            678                                                         723
  Purchase of Treasury stock                                                                        ($117)                    (117)
  Payments on ESOP borrowings                                                                                   43              43
  Net unrealized gains on
   securities                                                                           1,730                                1,730
  Stock dividend declared
   on common stock (10%)                           280          6,020      (6,300)
                                  ------        ------         ------      ------      ------      --------   -----        -------
BALANCE AT DECEMBER 31, 1995      $5,713        $3,086        $23,378     $27,454        $586        $(117)   ($171)       $59,929
                                  ======        ======        =======     =======      ======      ========   =====        =======

*adjusted for 10% stock dividend declared December 1995
See notes to consolidated financial statements.

                         HUDSON CHARTERED BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise indicated, except per share data)
-------------------------------------------------------------------------

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
--------------------

Hudson Chartered Bancorp, Inc. is a New York State Bank Holding Company.
Through its banking subsidiary, First National Bank of the Hudson Valley (Bank), it operates 20 branches in the Dutchess, Ulster, Northern Putnam and Eastern Orange counties in New York State. The Bank is principally engaged in a variety of lending activities and deposit gathering activities within the above noted market place. As such, its future growth and profitability is dependent, in large part, on the performance of the local economy. In both these lines of business, the Bank competes with a significant number of other financial institutions. Diversity of product lines, availability of funds, interest rates charged on loans and offered on deposits, responsiveness and customer convenience are all factors in effectively competing with these other financial institutions. The economy is impacted by employment levels of two large employers, IBM and certain State institutions. In recent years, the economy has been weakened from large employment cutbacks from these employers.
Additionally, approximately 67% of the Company's loans outstanding are collateralized by real estate. The Company also has made commitments to lend funds secured by real estate in the amount of approximately $30 million.

The Company does not engage in hedging activities, utilize derivative financial instruments or maintain a trading portfolio.

BASIS OF PRESENTATION
---------------------

The Company's consolidated financial statements include the accounts of Hudson Chartered Bancorp, Inc., its commercial banking subsidiary, The First National Bank of the Hudson Valley (the "Bank"), and Hudson Chartered Realty, Inc., a company organized to hold title to foreclosed real estate properties which commenced operations on January 1, 1994. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany transactions have been eliminated in consolidation. Assets held in an agency or fiduciary capacity for trust department customers of the Bank are not included in the consolidated financial statements.

In preparing financial statements, management is required to make estimates and assumptions, particularly in determining the adequacy of the allowance for loan losses, that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and the results of operations for the period. Actual results could differ significantly from those estimates.

MERGER
------
Effective September 30, 1994, Fishkill National Corporation ("FNC") was merged with and into Community Bancorp, Inc. ("CBI") under the new name of Hudson Chartered Bancorp, Inc. pursuant to a plan of merger dated March 25, 1994. The merger was approved by the stockholders of CBI and FNC at their respective special meetings held on September 8, 1994. Stockholders of FNC were entitled to exercise dissenters' rights, but none did so. Each share of FNC common stock was converted into 5.6 shares of Hudson Chartered common stock. Approximately 1,825,000 common shares were issued for the outstanding common stock of FNC. In connection with the merger, the Company's authorized shares were increased to 5,000,000 for preferred stock and 20,000,000 shares for common stock.

At the same time, First National Bank of Rhinebeck ("Rhinebeck Bank"), a subsidiary of CBI, was merged with and into The Fishkill National Bank & Trust Company ("Fishkill Bank"), a subsidiary of FNC, and the name of Fishkill Bank was changed to First National Bank of the Hudson Valley.

The transaction was accounted for using the pooling-of-interests method and, accordingly, all historical financial data has been restated to include both entities for all periods presented. Direct costs of mergers accounted for by the pooling-of-interests method are expensed as incurred. Such merger related costs aggregated $250 ($150 net of tax) and $2,960 ($2,038 net of tax)in 1995 and 1994, respectively. The following table presents summary results of operations information for the companies for the year prior to the merger:

                  Year Ended December 31, 1993
                  ----------------------------
                       Net
                     Interest          Net
                      Income          Income
                  --------------    ----------
FNC                      $13,386        $2,386
                         -------        ------
CBI                       13,421         2,600
                         -------        ------
Consolidated             $26,807        $4,986
                         =======        ======

ACQUISITIONS
------------

In April 1994, the Bank acquired the banking assets and assumed the deposit liabilities of the First National Bank of Amenia. Such acquisition increased loans by $3,700 and deposits by $14,356. In December 1994, the Bank acquired
certain banking   assets and assumed the deposit liabilities of the Millerton branch of the Wilber National Bank. Such acquisition increased loans by $1,714 and deposits by $11,043. These acquisitions were accounted for by the purchase method of accounting. The premiums for these transactions were not material.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses is maintained at a level believed adequate by
management to absorb potential losses in the   loan portfolio.  Management's
determination of the adequacy of the allowance is based on an evaluation of the
portfolio, past   loan loss experience and current trends, domestic economic
conditions, the volume, growth and composition of the loan   portfolio, and
other relevant factors. The allowance is increased by provisions for loan losses charged against income.

While management uses available information to determine possible loan losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the Bank's primary market area, Dutchess, Orange, Ulster and northern Putnam counties, New York. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may
require the Bank to recognize   additions to the allowance based on their
judgments of information available to them at the time of their examination. Regulatory examinations of the Bank and the Company were conducted in 1995 and the allowance was not required to be increased as a result of these examinations.

IMPAIRED LOANS
--------------

SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by
SFAS No. 118, "Accounting for   Impairment of a Loan - Income Recognition and
Disclosures", was adopted by the Company as of January 1, 1995.  Adoption   of
SFAS No. 114 did not result in any adjustment to the allowance for loan losses as of January 1, 1995.

A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the contractual terms of the loan. When a loan is considered impaired, it is placed on nonaccrual status. Income is recorded using the income recognition principles outlined below. Measurement of impairment is based on the present value of expected future cash flows discounted at the loan's effective interest rate, or, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Small homogenous loans such as consumer loans and credit cards are not separately reviewed for impaired status. These loans typically are for maturities less than five years and require monthly payments.
Separate allocations to the allowance for loan losses are made based upon trends and prior loss experience and composition of credit risk in these types of loans. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or if the impairment is considered to be permanent, the write down is charged against the allowance for loan losses.

INCOME RECOGNITION
------------------
Interest on loans is determined using the level yield method.  Under this
method, discount accretion and premium   amortization on loans are included in
interest income.

The accrual of interest income generally is discontinued when its receipt is in
doubt but no later than when a loan becomes   90 days past due as to principal
or interest.  When interest accruals are discontinued, any interest credited to
income in the   current year which has not been collected is reversed, and any
interest accrued in the prior year is charged to the allowance   for loan
losses.  If payments on nonaccrual loans are made, income is recorded when
received unless management has reason   to doubt the ultimate collectibility of
the principal remaining on the loan.  Management may elect to continue the
accrual of   interest when a loan is in the process of collection and the estimated fair value of collateral is sufficient to cover the principal balance and accrued interest.  Loans are returned to accrual status once the
doubt concerning collectibility has been removed   and the borrower has
demonstrated performance in accordance with the loan terms and conditions.

OTHER REAL ESTATE OWNED (OREO)
------------------------------

OREO includes properties for which the Bank has obtained title through
foreclosure.  These properties are recorded at the   lower of cost or estimated
fair value (net of estimated disposal costs).  If a valuation loss exists when
properties are acquired,   the loss is recorded as a charge to the allowance for
loan losses. Management periodically monitors the value of such OREO properties. If, due to further reductions in estimated fair value, further
losses are anticipated, such losses are recorded as   OREO expense.  Any gains
on disposition of such properties reduce OREO expense.

A loan is classified as in substance foreclosed when it is clear that the
Company will have to take possession of the collateral   regardless of whether
formal foreclosure procedures have been completed.  In accordance with SFAS No.
114, loans   previously classified as in substance foreclosed (and reported with
real estate owned) in prior years have been reclassified   to loans.  This
reclassification did not impact the Company's financial condition or results of operations.

LOAN ORIGINATION FEES
---------------------

Loan origination and commitment fees and certain direct loan origination costs
are deferred and the net amount is amortized   or accreted as an adjustment of
interest income using the level yield method.  These deferrals are amortized
over expected   lives of the respective loan categories, which generally vary from one to twelve years.

SECURITIES
----------

Securities include U.S. Government, Agency, municipal and corporate bonds.
Those securities which management has the   positive intent and ability to hold
until maturity are classified as held to maturity and are carried at amortized
cost (specific   identification) with amortization of premiums and accretion of
discounts determined using the level yield method to the   earlier of the call
or maturity date.  Held to maturity securities primarily include local municipal
bonds purchased from   municipalities in the Company's market area and certain
other securities with yield and/or maturity characteristics such that management intends to retain until maturity.  Although unlikely, if a security
classified as held to maturity is sold before   maturity, the specific cost of
the security is used to compute gain or loss on sale.

Securities which have been identified as assets for which there is not a
positive intent to hold to maturity are classified as   available for sale.
Dispositions of such securities may be appropriate for either liquidity or
interest rate risk management.   SFAS No. 115, "Accounting for Certain
Investments in Debt and Equity Securities", requires that available for sale securities be reported at fair value with unrealized gains and losses (net of
tax) excluded from operations and reported as   a separate component of
stockholders' equity.  The Company elected early adoption of SFAS No. 115
effective December   31, 1993.  Accordingly, there was a $1,382 increase in
equity related to the net unrealized gain on available for sale   securities as
of December 31, 1993.  At December 31, 1994, the net unrealized loss, after tax,
on available for sale securities   was $1,144, and at December 31, 1995, the net
unrealized gain, after tax, on available for sale securities was $586. In November 1995, the Company transferred securities having a fair market value of

$63,192 from held to maturity to available   for sale in accordance with a
recent issuance by the FASB.  See Note B "Securities" for a further description
of the   transaction. Prior to adoption of SFAS No. 115, the Company accounted for securities in accordance with SFAS No. 12, " Accounting for Certain Marketable Securities" and prevalent industry practices. The Company does not
acquire securities   for purposes of, or engage in, securities trading
activities.


RELATED PARTY TRANSACTIONS
--------------------------

It is the policy of the Company that loans and other business transactions with
directors, officers and other related parties   be made on terms and conditions
no less favorable than those with unrelated parties.

LOANS HELD FOR SALE
-------------------
Loans held for sale are carried at the lower of cost or market value as determined on an aggregate basis.

PREMISES AND EQUIPMENT
----------------------

Premises and equipment are stated at cost, less accumulated depreciation and
amortization.  Depreciation and amortization   are computed on the straight-line
method based on estimated useful lives of 3 to 40 years.  Leasehold improvements
are   amortized over the shorter of the terms of the respective leases or the estimated useful lives of the assets.

INCOME TAXES
------------

The provision for income taxes is based on income as reported in the financial
statements.  Deferred taxes are provided when   income or expense is recognized
in different periods for tax purposes than for financial reporting purposes using an asset- liability approach for recognizing the tax effects of temporary
differences between tax and financial reporting.  Deferred tax   assets and
liabilities are measured using enacted tax rates expected to apply to taxable
income in the years in which those   temporary differences are expected to be
recovered or settled.  The effect on deferred tax assets and liabilities of a
change   in tax rates is recognized in the income statement in the period the change is enacted.

EARNINGS PER COMMON SHARE
-------------------------

Primary earnings per common share is computed by dividing net income, adjusted
for preferred stock dividends, by the   weighted average number of common shares
outstanding and the additional dilutive effect of stock options outstanding
during   the respective period.  The dilutive effect of stock options is
computed using the average market price of the Company's   common stock for the
period.  Fully diluted earnings per common share includes the additional
dilutive effect of stock options   using the greater of the closing market price
or the average market price of the Company's common stock for the period.
Fully diluted earnings per common share also includes the dilution which would
result if the Preferred Stock, Series B,   outstanding during the period had
been converted at the beginning of the period.

In December 1995, the Board of Directors declared a 10% stock dividend, payable
in January 1996.  Weighted average   shares outstanding, used to calculate
earnings per share, have been retroactively adjusted to give effect to the stock dividend.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
------------------------------------------

SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than
Pensions," requires the recognition of the   cost of these benefits over an
employee's working career on an accrual basis.  The Company adopted SFAS No. 106
in 1993,   which had no effect on the Company's financial position or results of operations.


SFAS No. 112, "Employers' Accounting for Postemployment Benefits", establishes
standards for accounting and reporting   the cost of benefits provided by an
employer to its former or inactive employees after employment but before
retirement.   SFAS No. 112 requires an employer to recognize an obligation for
such benefits if certain conditions are met.  The Company   adopted SFAS No. 112
in 1994 which did not have a material effect on the Company's financial position
or results of   operations.

FINANCIAL INSTRUMENTS
---------------------

SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value
of Financial Instruments" became   effective in 1994 and requires disclosures
about derivative financial instruments, which are defined as futures, forward,
swap   and option contracts and other financial instruments with similar
characteristics.  On balance sheet receivables and payables   are excluded from
this definition.  The Company did not hold derivative financial instruments as
defined by SFAS No. 119   at December 31, 1995 or December 31, 1994.

MORTGAGE SERVICING RIGHTS
-------------------------
In May 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 122 "Accounting for Mortgage Servicing Rights" (SFAS 122). Such statement allows banks to report purchased and originated mortgage servicing rights as assets on the balance sheet. Such asset would be reported as the present value of estimated future net cash flows related to servicing mortgages for secondary market investors.

SFAS No. 122 must be implemented by January 1, 1996 and can only be applied on a prospective basis. The Company has not elected early adoption of SFAS No. 122 and, accordingly, has not recorded an asset related to originated mortgage serving rights. The Company sold $31.3 million in loans in 1995 into the secondary market and retained servicing income rights related to such loans at approximately .25% per annum. The servicing income related to such loans sold will be recorded in the statement of income and expense as earned. Had the Company recorded the value of these servicing rights as an asset,"other income" would have increased in 1995 for the value of such rights. However, future income related to the amounts recorded would be correspondingly reduced. The value of servicing rights, when recorded, must be re-evaluated for impairment on a quarterly basis and a valuation allowance must be established if their fair value is lower than the recorded amounts.

Further, the Company's mortgage servicing portfolio totaled $101,127, $77,470 and $76,985 for the benefit of third party investors (primarily Federal Home Loan Mortgage Corporation and Federal National Mortgage Association) at December 31, 1995, 1994 and 1993, respectively, and it recorded servicing fee income of $303, $305 and $167 for each of the years ended December 31, 1995, 1994 and 1993, respectively. The Company records the sale of loans in which servicing is retained on the basis of the proceeds received with normal servicing rights. If the Company retains "excess" servicing rights, a receivable is recorded representing the net present value of the excess servicing right in a manner similar to that required under SFAS No. 122 for normal servicing.

STOCK BASED COMPENSATION
------------------------

SFAS No. 123 "Accounting for Stock Based Compensation" requires expanded
disclosures of stock based compensation   arrangements and encourages, but does
not require, employers to adopt a fair value method of accounting for employee
stock   based compensation. While the statement became effective January 1,
1996, the Company has not yet determined if it will   adopt the fair value or
intrinsic method of accounting for stock options.  Regardless of the method
adopted, Management   does not believe it will have a significant impact on the
Company's financial position or results of operations.

CASH FLOW INFORMATION
---------------------

Cash and cash equivalents include federal funds sold which generally are available to the bank on one day's notice.

RECLASSIFICATION
----------------

Certain reclassifications have been made to prior years' financial statements to
conform to the presentation of 1995 financial   information.

NOTE B - SECURITIES
SECURITIES CONSIST OF THE FOLLOWING:

                                                       AT DECEMBER 31, 1995
                               --------------------------------------------------------------------
                               CARRYING   AMORTIZED   GROSS UNREALIZED   GROSS UNREALIZED     FAIR
                                AMOUNT      COST           GAINS              LOSSES         VALUE
                               --------   ---------   ----------------   ----------------   --------
U.S. TREASURY SECURITIES
  AVAILABLE FOR SALE           $ 76,984    $ 76,504             $  482             $    2   $ 76,984
U.S. GOVERNMENT AGENCIES:
  AVAILABLE FOR SALE             36,555      36,247                335                 27     36,555
OBLIGATIONS OF STATES AND
POLITICAL SUBDIVISIONS
  AVAILABLE FOR SALE             33,244      32,958                355                 69     33,244
  HELD TO MATURITY               14,440      14,440                478                 21     14,897
OTHER SECURITIES
  AVAILABLE FOR SALE             20,551      20,636                 24                109     20,551
  HELD TO MATURITY                   25          25                                               25
REGULATORY SECURITIES             2,107       2,107                                            2,107
                               --------    --------             ------             ------   --------
TOTAL SECURITIES               $183,906    $182,917             $1,674             $  228   $184,363
                               ========    ========             ======             ======   ========
TOTAL AVAILABLE FOR SALE       $167,334    $166,345             $1,196             $  207   $167,334
TOTAL HELD TO MATURITY           14,465      14,465                478                 21     14,922
REGULATORY SECURITIES             2,107       2,107                                            2,107
                               --------    --------             ------             ------   --------
TOTAL SECURITIES               $183,906    $182,917             $1,674             $  228   $184,363
                               ========    ========             ======             ======   ========
                                                        AT DECEMBER 31, 1994
                               ---------------------------------------------------------------------
                               CARRYING   AMORTIZED   GROSS UNREALIZED   GROSS UNREALIZED     FAIR
                                AMOUNT      COST           GAINS              GAINS           VALUE
                               --------   ---------   ----------------   ----------------   --------
U.S. TREASURY SECURITIES
 AVAILABLE FOR SALE            $ 15,079    $ 15,187                                $  108   $ 15,079
 HELD TO MATURITY                13,751      13,826                                   468     13,358
U.S. GOVERNMENT AGENCIES:
 AVAILABLE FOR SALE              27,716      27,942                  2                228     27,716
 HELD TO MATURITY                33,391      34,616                                 2,148     32,468
OBLIGATIONS OF STATES AND
POLITICAL SUBDIVISIONS
 AVAILABLE FOR SALE               1,412       1,470                                    58      1,412
 HELD TO MATURITY                45,807      46,005                 26              1,090     44,941
OTHER SECURITIES
 AVAILABLE FOR SALE               9,630       9,707                 13                 90      9,630
 HELD TO MATURITY                    25          25                                               25
REGULATORY SECURITIES               914         914                                              914
                               --------    --------             ------             ------   --------
TOTAL SECURITIES               $147,725    $149,692             $   41             $4,190   $145,543
                               ========    ========             ======             ======   ========
TOTAL AVAILABLE FOR SALE       $ 53,837    $ 54,306             $   15             $  484   $ 53,837
TOTAL HELD TO MATURITY           92,974      94,472                 26              3,706     90,792
REGULATORY SECURITIES               914         914                                              914
                               --------    --------             ------             ------   --------
TOTAL SECURITIES               $147,725    $149,692             $   41             $4,190   $145,543
                               ========    ========             ======             ======   ========

At December 31, 1995, the net unrealized gain on securities "available for sale" (net of tax effect at a tax rate of 41% of $404) that was included as a separate component of stockholders' equity was $586.

As a result of the merger in 1994, certain securities classified as available
for sale when acquired were transferred to the held   to maturity portfolio.
The securities were transferred at their estimated fair value of $71,468 on the
date transferred.  The   difference between amortized cost and fair value on the
transfer date aggregated ($1,637) or ($953) after tax.  This difference   was to
be amortized over the remaining term of the securities.  The unamortized balance
at December 31, 1994 (net of tax   effect of $627) which was included as a
component of stockholders' equity was $871.

In late November 1995, the Company transferred, at fair value, securities having
a fair value of $63,192 (carrying value of   $61,465) from its "held to
maturity" portfolio to its portfolio of "available for sale" securities.  This
was done to enhance   the Company's ability to flexibly respond to changes in
the interest rate environment.

The securities transferred represent almost all of the readily marketable
securities that were previously classified as "held   to maturity".  This
transfer was made in accordance with FASB's "A Guide to Implementation of
Statement 115 on   Accounting for Certain Investment in Debt and Equity
Securities" issued in November 1995.  Concurrent with the adoption   of this
guidance, corporations were permitted through December 31, 1995, to reclassify
their "available for sale" and "held   to maturity" securities without calling
into question the past intent of an entity to hold securities to maturity.

The effect of this transfer, after tax, was a $1,017 increase in shareholders'
equity.  Future changes in unrealized gains or   losses on these transferred
securities also will be reflected in a special component of the Company's equity
accounts, on an   after-tax basis.  If any of the transferred securities are
sold, the realized gains or losses would be reflected in the Company's   results
of operations.  Securities remaining in the Company's "held to maturity"
portfolio consist principally of holdings of   local, unrated municipal issues
($14,190) and several other holdings ($275).

The Company has no plans to establish a trading account.

The contractual maturities at December 31, 1995 of the Company's available for sale and held to maturity debt securities are summarized in the following table. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

                                                               AVAILABLE FOR SALE          HELD TO MATURITY
                                                              ---------------------      ---------------------
                                                              AMORTIZED       FAIR       CARRYING        FAIR
MATURITY PERIOD                                                  COST         VALUE       AMOUNT         VALUE
---------------------------------------------------------------------------------------------------------------
Within 1 year                                                   $ 40,293   $ 40,372      $ 3,843        $ 3,840
1-5 years                                                         95,853     96,502        2,675          2,750
5-10 years                                                        11,330     11,364        4,502          4,713
Over 10 years                                                        250        280        3,445          3,619
Mortgage-backed and SBA securities  of U.S.
Government Agencies not allocated by maturity date                18,619     18,816
                                                                --------   --------
TOTAL DEBT SECURITIES                                           $166,345   $167,334      $14,465        $14,922
                                                                ========   ========      =======        =======

Gross realized gains from sales of securities were $238, $220 and $659 in 1995,
1994 and 1993, respectively, and gross   realized losses were $100, $2,100 and
$21.

At December 31, 1995, securities with a carrying amount of $65,579 were pledged
as available collateral for municipal   deposits and other purposes.  Municipal
deposits so secured totaled $43,568 at the same date.

NOTE C - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

The Company utilizes financial instruments with off-balance-sheet risk to accommodate the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. These instruments involve varying degrees of credit or interest-rate risk which are not recognized on the balance sheet. Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract, whereas interest-rate risk arises from changes in the market value of positions stemming from movements in interest rates. In order to minimize credit risk, the Company subjects such commitments to its lending policy which includes a formal credit approval and monitoring process. This lending policy requires collateral where customer credit evaluation determines that the inherent risk in the transaction warrants such collateral. In order to minimize interest-rate risk, the Company has established an asset/liability management policy, adherence to which is monitored by the Bank's Investment Committee of the Board. The contract amounts of the instruments referred to in the chart below reflect the extent of involvement in particular classes of financial instruments.


UNUSED COMMITMENTS AND STANDBY LETTERS OF CREDIT
------------------------------------------------

Unused commitments include loan origination commitments, which are legally binding agreements to lend with a specified interest rate and purpose, usually containing an expiration date, and lines of credit, which represent loan agreements under which the lender has an obligation, subject to certain conditions, to lend funds up to a particular amount, whereby the borrower may repay and re-borrow at any time within the contractual period. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

The Company's maximum exposure to accounting loss related to the contract amounts of these financial instruments at December 31, 1995 is as follows:

                                                  Loan Origination   Unused Lines of   Standby Letters
                                                     Commitments        Credit            of Credit         Total
                                                  ----------------   ---------------   ---------------     --------
Real Estate - Construction                                                $ 2,036                           $ 2,036
Real Estate - Mortgage                                 $11,901                                               11,901
Home Equity Loans                                                          12,297                            12,297
Other Consumer Loans                                                        3,255                             3,255
Commercial Loans                                                           39,780            $3,731          43,511
                                                                          -------            ------         -------
TOTAL                                                  $11,901            $57,368            $3,731         $73,000
                                                       =======            =======            ======         =======
December 31, 1994                                      $ 5,305            $62,665            $3,145         $71,115
                                                       =======            =======            ======         =======

The Company lends primarily in the Dutchess, Ulster, northern Putnam and eastern Orange counties of New York State and, therefore, the quality of its loan portfolio is dependent in large part on the performance of its local economy. This has been seriously weakened in recent years by large employment cutbacks by both IBM and certain State institutions. As their future employment plans remain uncertain, the full impact of these cutbacks remains to be ascertained.

Approximately 67% of the Company's loans (commercial, residential and personal) are collateralized by real estate. In addition to such loans outstanding, as shown on the balance sheet, the Company has standby letters of credit and other off-balance sheet credit risk exposure related to real estate loans. The Company generally requires collateral on all real estate related facilities and loan to value ratios not exceeding 75% to 80%. Within this real estate credit risk concentration, a number of the Company's loan customers are principally engaged in the real estate development and construction industry (i.e. developers, builders and contractors). Each of such loans and commitments is reviewed at least annually as part of the Bank's regular credit process and quarterly in summary form by the Board of Directors.

NOTE D - NON-PERFORMING ASSETS, PAST DUE LOANS AND IMPAIRED LOANS

The following table represents the balance of non-performing assets outstanding at December 31:

                                                               1995     1994     1993
                                                              ------   ------   ------
Non performing loans, including in-substance
foreclosures of $1,001, $1,381 and $2,141                     $4,929   $5,000   $5,467
Restructured troubled debt                                       349      119      457
Other real estate owned, net
(included in other assets)                                     1,196    1,150    1,064
Other                                                                                8
                                                              ------   ------   ------
Total nonperforming assets                                    $6,474   $6,269   $6,996
                                                              ======   ======   ======

Information concerning interest income on non-performing loans and restructured troubled debt is summarized below:

                                                               1995     1994     1993
                                                              -----   ------   ------
Interest income which would have been recorded
under original terms                                          $ 665   $  426   $  456
Interest income recorded                                      $ 265   $  198   $  206

At December 31, there were no commitments to lend additional funds to the borrowers associated with the non-performing assets noted above.

Loans past due 30-89 days were as follows at December 31:

                                        1995     1994
                                        ------   ------
Amount past due                         $4,650   $4,220
                                        ------   ------
Percent of total loans                   0.011     0.01
                                        ======   ======

As described in Note A, effective January 1, 1995, the Company adopted a new accounting standard which defines when certain loans are considered to be impaired and requires such loans to be measured at the present value of expected future cash flows, the loan's observable market price or fair value of the collateral, if the loan is collateral dependent. The recorded investment in impaired loans at December 31, 1995 consists of the following:

                                                                                         Amount
                                                                                         ------
Impaired loans for which an allowance of $1,239 has been established                     $3,450
Impaired loans for which an impairment write down of $740 has been taken                  1,071
                                                                                         ------
Total impaired loans                                                                     $4,521
                                                                                         ======

Generally, the fair value of the above loans was determined using the fair value of the underlying collateral of the loan.

Additional information regarding impaired loans is as follows:

Income recorded on impaired loans in 1995 during the
 portion of the year that they were impaired              $  265

Average investment in impaired loans during 1995          $4,287

All of the income recorded on "impaired" loans was recognized on a cash basis.

Loans which were restructured prior to adoption of SFAS 114 and non-accrual loans at December 31, 1995, 1994 and 1993 and related income data are summarized as follows:

                                             1995                        1994                          1993
                                  --------------------------   --------------------------   --------------------------
                                  NON-ACCRUAL   RESTRUCTURED   NON-ACCRUAL   RESTRUCTURED   NON-ACCRUAL   RESTRUCTURED
                                     LOANS         LOANS          LOANS         LOANS          LOANS         LOANS
                                  -----------   ------------   ------------  ------------   -----------   ------------
AMOUNT                                 $4,407           $349        $4,105          $ 119        $5,146           $457
INTEREST INCOME RECORDED                  244             21           197              1           206
INTEREST INCOME THAT WOULD
 HAVE BEEN RECORDED UNDER
 THE ORIGINAL CONTRACT TERMS              632             33           420              6           417             39

NON-ACCRUAL AND RESTRUCTURED LOANS AT DECEMBER 31, 1995 INCLUDE $4,521 OF LOANS CONSIDERED TO BE IMPAIRED UNDER SFAS 114.

NOTE E - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table outlines the balances for loan categories for the years ended December 31:

                                             1995        1994
                                           ---------   --------
Commercial & Industrial                    $ 69,889    $ 95,412
Consumer & Installment                       63,554      50,135
Real Estate - Construction                   13,347       6,417
Real Estate - Mortgage                      271,068     277,593
Other Loans                                   4,225       2,505
                                           --------    --------
TOTAL                                      $422,083    $432,062
                                           ========    ========

In September 1995, the Company conformed the presentations of the separate loan portfolios of the predecessors to the Bank. As a result, $20.7 million of loans previously classified as "commercial and industrial" were reclassified as "real estate-mortgage" and $1.6 million of loans were similarly reclassified as "real estate-construction". In addition, the Company sold $25 million of previously originated long-term fixed rate residential mortgages.

Changes in the allowance for loan losses for the years ended December 31 were as follows:

                                               1995        1994        1993
                                              -------    --------    --------
Balance, beginning of year                    $ 8,326    $  7,322    $  5,794
Charge-offs                                    (2,168)     (1,701)     (1,987)
Recoveries                                        312         236         249
Net charge-offs                                (1,856)     (1,465)     (1,738)
Provision for loan losses                       2,300       2,400       3,266
Transfers, other                                               69
                                              -------    --------    --------
Balance, end of year                          $ 8,770    $  8,326    $  7,322
                                              =======    ========    ========

NOTE F - PREMISES AND EQUIPMENT

Premises and equipment is comprised of the following:

                                       1995        1994
                                     ---------   ---------
Land                                 $  2,120    $  2,118
Banking houses and improvements        15,566      15,278
Furniture and equipment                13,007      12,007
                                     --------    --------
                                       30,693      29,403
Accumulated depreciation              (13,631)    (11,716)
                                     --------    --------
TOTAL                                $ 17,062    $ 17,687
                                     ========    ========

NOTE G - DEPOSITS

The following table outlines balances at December 31 for interest bearing accounts:

                                 1995       1994
                               --------   --------
Money Market                   $ 66,526   $ 85,989
NOW                              50,106     55,698
Savings                         204,693    175,153
Time                            171,079    128,049
                               --------   --------
TOTAL                          $492,404   $444,889
                               ========   ========

At December 31, 1995 and 1994, certificates of deposit of $100 or more included in time deposits totaled $38,184 and $20,840, respectively. Interest expense on deposits was as follows:

                                                1995       1994       1993
                                               -------   --------   --------
Savings accounts                               $ 8,427   $  5,237   $  4,377
Certificates of deposit ($100 or more)           1,423        974      1,126
Other time deposits                              7,808      4,386      4,133
NOW Accounts                                       915      1,046      1,001
Money market accounts                            2,556      2,709      2,716
                                               -------   --------   --------
TOTAL                                          $21,129   $ 14,352   $ 13,353
                                               =======   ========   ========

NOTE H - EMPLOYEE BENEFIT PLANS

THRIFT PLANS
------------

The Hudson Chartered Bancorp, Inc. Retirement and Thrift Plan is a qualified
401(k) defined contribution plan covering   substantially all of its full-time
employees who have attained age 21 and have one year of service.  Plan
contributions vest   as follows: 30% after 3 years, 40% after 4 years, 60% after
5 years, 80% after 6 years and 100% after 7 years of service.   The Company
determines an annual amount of profit sharing to be funded.  The plan also calls
for the Company to match   employee contributions under deferred salary
reduction agreements up to 4% of eligible compensation. Employees can contribute up to 10% (up to 8% for highly compensated employees) by way of such
salary reduction agreements and, in   addition, can voluntarily contribute up to
an additional 10% of their eligible compensation. Prior to 1995, CBI maintained CBI Profit Sharing and Thrift Plan, a qualified 401(k) plan, and, based upon the
earnings of the Company made matching   contributions on a portion of each
employee's voluntary salary reduction contribution.  Employees could contribute
up to   10% of base compensation with up to 6% being eligible for matching
contributions.  Employees were fully vested after five   years of service.
Expense for these plans was $588, $275 and $269 for 1995, 1994 and 1993,
respectively.  Employees are   always 100% vested in their own contributions.

OTHER RETIREMENT PLANS
----------------------

The Company has certain employment agreements which include supplemental
retirement benefits for certain key executives.   These arrangements are
unfunded and are a general liability of the Company.  The unfunded liability at
December 31, 1995   and 1994 was not material.

The Executive Supplemental Income Plan, a nonqualified plan, provides certain former CBI executives with supplemental retirement benefits. The plan utilizes life insurance contracts for indirect funding of preretirement benefits. Related expense was $91, ($105) and $111 in 1995, 1994 and 1993, respectively. These plans also provide that in the event of a "change of control", employees who have attained age 55 may retire and are immediately eligible to receive benefits without prior board approval and without satisfying any minimum years of service requirement. Other covered employees who are terminated, without just cause, or who voluntarily terminate employment, after a change in control, are entitled to receive their retirement benefits upon reaching their normal retirement age.


The Company terminated the following plan effective January 1, 1995 and the former CBI employees joined the Hudson Chartered Bancorp Inc. Retirement and Thrift Plan on that date. The final termination liability was calculated and the Company recorded an additional expenses of $59 and $175 in 1995 and 1994, respectively. The following describes the plan prior to termination.

A non-contributory defined benefit pension plan covered substantially all former CBI employees. Benefits were based on years of service and average compensation. The funding policy was to contribute annually the maximum amount that could be deducted for federal income tax purposes. Contributions were intended to provide for benefits attributed to present service and also for those expected to be earned in the future. Employees were fully vested after five years of service.

The pension plan's funded status is as follows:

                                                                               1995    1994
                                                                              -----   -----
Accumulated benefit obligation, inlcuding vested benefits of $554 in 1994             $ 907
Effect of estimated future compensation increases                                         0
Projected benefit obligation                                                            907
Plan assets at fair value                                                               758
Projected benefit obligation in excess of plan assets                                  (149)
Unrecognized net loss                                                                   (58)
Unrecognized net asset                                                                    0
                                                                              -----   -----
Pension liability carried in " other liabilities"                             $   0   $(207)
                                                                              =====   =====

Net periodic pension expense included the following:

                                                     1995    1994     1993
                                                    -----   -----    -----
Service Cost                                          N/A   $ 183    $ 163
Interest Cost                                         N/A      66       59
Return (loss) on plan assets                          N/A      39      (43)
Amortization and deferral                             N/A     (99)      (7)
                                                     ----   -----    -----
Pension expense                                       N/A   $ 189    $ 172
                                                     ====   =====    =====

Assumptions used in accounting for the pension plan were as follows:

                                                              1994     1993
                                                             -------  -----
Weighted average discount rate                                    8%      8%
Rates of increase in compensation level                           6%      6%
Expected long-term rate of return on assets                       8%      8%

Plan assets are invested primarily in group annuity contracts from a life insurance company.


EMPLOYMENT AGREEMENTS
---------------------

The Company has entered into employment agreements with certain of its key executives. The agreements range in period from two to three years, expiring in 1997 and 1998, and contain specified conditions for extension, either annually or prior to expiration. In certain cases, conditions exist which allow for lump sum payments in connection with defined changes in control or termination without cause. The maximum liability, if such payments were required for all executives, would be $1,633 at December 31, 1995. In 1994, the Company recorded a payment of $292 to a key executive, who terminated employment under the change in control provision of his agreement.

NOTE I - LEASES

Total rental expense for operating leases for 1995, 1994 and 1993 was $293, $438 and $332, respectively. Future minimum payments, by year-end and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1995:

1996         $  288
1997            230
1998            216
1999            216
2000            188
Thereafter      804
             ------
TOTAL        $1,942
             ======

The Company purchased a building in 1994. Approximately 65% of the building is leased to tenants for various terms with varying renewal periods. The initial leases expire between 1995 and 1997 and the option periods expire between 2000 and 2002. The Company intends to occupy the tenanted spaces as the leases expire. Rental income received was $270 and $62 in 1995 and 1994, respectively.

NOTE J - INCOME TAXES

The following is a reconciliation between the effective income tax rate and the
amount computed by using the statutory   federal income tax rates:

                                                                YEAR ENDED DECEMBER 31,
                                                               1995       1994      1993
                                                             --------   --------   -------
Income tax based on pretax income at the statutory rate        34.0%      34.0%     34.0%
Charges (credits) resulting from:
      State taxes, net of federal tax benefit                   6.5%       7.4%      8.0%
      Income from tax-exempt securities                        (5.9%)    (12.5%)    (8.2%)
      Non-deductible merger related expenses                               5.1%
      Other                                                    (1.1%)      3.2%      0.5%
                                                               ----      -----      ----
Effective income tax rate                                      33.5%      37.2%     34.3%
                                                               ====      =====      ====

The provision (benefit) for income taxes is comprised of the following:


                                                   YEAR ENDED DECEMBER 31,
                                                  1995      1994      1993
                                                 -------   -------   -------
Current: Federal                                 $2,642    $1,470    $2,475
         State                                      993       584       941
                                                 ------    ------    ------
                                                  3,635     2,054     3,416
Deferred                                           (121)     (118)     (816)
                                                 ------    ------    ------
                                                 $3,514    $1,936    $2,600
                                                 ======    ======    ======

Temporary differences arising from the recognition of income and expense in different periods for tax and financial reporting purposes resulted in deferred income tax benefits as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                --------------------------
                                                 1995      1994      1993
                                                ------    ------    ------
Provision for loan losses                       $ (306)   $ (132)   $ (840)
Accelerated depreciation                           125       (59)      102
Deferred fee income                                209        85       (16)
Compensation                                      (107)      (60)      (66)
Other                                              (42)       48         4
                                                ------    ------    ------
                                                $ (121)   $ (118)   $ (816)
                                                ======    ======    ======

The tax effects of temporary differences that give rise to portions of deferred tax assets and deferred tax liabilities at December 31, are as follows:

                                                               1995      1994
                                                             --------   -------
DEFERRED TAX ASSETS:
      Allowance for loan losses and OREO                     $ 3,266    $2,960
      Compensation                                               440       333
      Unrealized holding losses                                            823
      Other                                                      133        70
                                                             -------    ------
      Gross deferred tax assets                                3,839     4,186
DEFERRED TAX LIABILITIES:
      Depreciation expense                                      (591)     (468)
      Unrealized holding gains                                  (404)
      Pension                                                              (21)
      Deferred fee income                                       (205)
      Excess servicing                                           (17)      (18)
      Accretion on securities                                   (101)      (10)
                                                             -------    ------
Gross deferred tax liabilities                                (1,318)     (517)
                                                             -------    ------
Net deferred tax asset before valuation allowance              2,521     3,669
Valuation allowance                                             (200)     (242)
                                                             -------    ------
Net deferred tax asset                                       $ 2,321    $3,427
                                                             =======    ======

NOTE K - OTHER COMMITMENTS AND CONTINGENCIES

The financial statements do not reflect various commitments, contingent
liabilities and fiduciary liability for assets held in   trust, which arise in
the normal course of business.  Management does not anticipate any losses
arising from these   transactions.  Trust Department assets under administration total approximately $182,000 at December 31, 1995.

The Bank regularly sells certain types of long-term fixed rate mortgages to a
United States agency which are under recourse   arrangements for four months.
As of December 31, 1995, $3,355 of these sales are subject to such recourse.

The Bank is required to maintain a deposit balance with the Federal Reserve
Bank, which averaged approximately $5,628   during 1995.

The Bank is a party to various legal proceedings in the normal course of
business, the ultimate outcome of which, in   management's opinion, will not
have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE L - RELATED PARTY TRANSACTIONS

The Bank has granted loans to the officers and directors of the Company and to their associates. The following table summarizes activity associated with these loans.

                                                 1995       1994
                                               --------   --------
Balance, beginning of year                      $20,743    $18,204
New loans                                         8,691      6,654
Repayments                                       (7,846)    (4,115)
                                                -------    -------
Balance, end of year                            $21,588    $20,743
                                                =======    =======

The Bank renewed a lease for premises with an affiliate of a director which will now expire in December 1999. Payments made to such affiliate in 1995, 1994 and 1993 were $103, $103 and $126, respectively. Entities in which directors have interests provide insurance and legal services to the Company. The cost of such services aggregated $523, $1,022 and $558 in 1995, 1994 and 1993, respectively.

NOTE M - OTHER INTEREST BEARING LIABILITIES

Interest bearing liabilities are summarized as follows, at December 31,:

                                    1995       1994
                                  -------    -------
ESOP Loan Payable                 $   171    $   214
Federal Home Loan Bank              1,725      1,725
                                  -------    -------
                                  $ 1,896    $ 1,939
                                  =======    =======

The ESOP note is payable in quarterly principal installments of $11 plus
interest at the prime rate plus 1-1/2% (10.0% at   December 31, 1995), with the
balance due in December 1999.  The loan is collateralized by approximately
15,000 shares   of the Company's common stock owned by the ESOP.

The Company pays monthly interest installments on the Federal Home Loan Bank
advance at a rate of 5.49%.  The principal   balance outstanding at December 31,
1995 is payable in 1999.

Maturities on non-deposit interest bearing liabilities outstanding as of December 31, 1995 are summarized as follows:


1996      $   43
1997          43
1998          43
1999       1,767
          ------
          $1,896
          ======

In addition to these interest bearing liabilities, the Company also had a short
term security repurchase agreement outstanding   in the amount of $6,106 at
December 31, 1994.  The principal plus interest at a rate of 5.75% was re-paid
on January 6,   1995.

NOTE N - RESTRICTION ON SUBSIDIARY DIVIDENDS AND LOANS TO AFFILIATES

Dividends are paid by the Company from its liquid assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of earnings retained in the current year plus retained net earnings for the preceding two years. After December 31, 1995, $5,932 is available for distribution to the Company as dividends without prior regulatory approval (in addition to the 1996 results of operations of the Bank).

Under Federal Reserve regulations, the Bank also is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specific obligations. At December 31, 1995, the maximum amount available for lending by the Bank to the Company or its affiliates in the form of loans approximated 20% of consolidated net assets with a maximum per affiliate of 10%. The Company has a mortgage loan from the Bank at December 31, 1995 of $1,158. Interest is payable at the prime rate plus one percent. Such amounts eliminate in consolidation.

NOTE O - STOCKHOLDERS' EQUITY

COMMON STOCK

In December 1995, the Board of Directors approved a 10% stock dividend, payable in January 1996. All shares have been retroactively adjusted to reflect the issuance of the stock dividend. The 1995 financial statements reflect the capitalization of $6,300 of retained earnings reflecting a market value of $18 per share on the date of declaration.

Common stock is stated at par of $0.80 per share. The following table summarizes the number of shares at December 31:

                                                           1995        1994
                                                        ----------  ----------
Issued and Outstanding                                   3,752,062   3,654,130
Issued and held by ESOP                                     97,746      98,992
                                                        ----------  ----------
Total issued shares                                      3,849,808   3,753,122
Reserved shares:
    Dividend reinvestment and stock purchase plan          374,978     416,624
    Option Plan I                                           71,579      94,138
    Option Plan II                                          61,419     192,581
    Non-qualified stock option plan                        116,626     523,510
    Hudson Chartered Incentive Stock Plan                  494,913
    Conversion of Series B Preferred Stock                 441,004     441,081
Other authorized but unissued shares                    14,589,672  14,578,944
                                                        ----------  ----------
Total authorized                                        20,000,000  20,000,000
                                                        ==========  ==========

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The Company's Dividend Reinvestment and Stock Purchase Plan allows common stockholders to receive common stock dividends (at 95% of market value) in lieu of cash dividends and gives participants the right to elect to make optional cash payments to purchase up to $5,000 per quarter of newly-issued shares of common stock (at market value), subject to the terms and limitations of the plan.

PREFERRED STOCK
---------------
On January 15, 1994, all the issued and outstanding shares of the Company's 10% cumulative perpetual Preferred Stock, Series A, were redeemed at $100 per share. This transaction reduced equity capital by $805. Of the 60,000 shares authorized, 8,050 shares were issued and outstanding at December 31, 1993. Dividends of $10 per share were declared on the Series A Preferred in 1993.

The cumulative convertible perpetual Preferred Stock, Series B, is convertible at the option of the holder into shares of common stock at a conversion price of $12.9545 per share of common stock (equivalent to approximately 0.7720 shares of common stock for each share of Series B). The conversion price is subject to adjustment upon the occurrence of certain events. The Series B is redeemable at $10 per share (the original issue and liquidation price) at the Company's option prior to January 1, 1998, if the closing bid price of the Company's common stock has been at least 140% of the conversion price for 20 consecutive trading days at any time during the period. On or after January 1, 1998, the Series B is redeemable at the Company's option at prices declining annually from $10.40 per share in 1998 to $10.00 per share after 2002. Of the 575,000 authorized shares, 571,301 and 571,401 were outstanding at December 31, 1995 and 1994, respectively. Cumulative cash dividends are payable quarterly at the rate of 7.25% per year on the original issue price of $10 per share. Dividends of $0.725 per share were declared on Series B Preferred Stock in 1995 and 1994.

Shares of all the Company's preferred stock issuances rank prior to common stock as to dividends and liquidation. Except for a limited right of each series of preferred stock to elect two Directors if full cumulative dividends have not been paid for six quarterly dividend periods, and a right to vote as a class on amendments to the Company's Certificate of Incorporation which could adversely affect the rights of the preferred shareholders, the preferred shareholders are not entitled to vote.

The Company has authorized a total of 5,000,000 shares of preferred stock, $.01 par value, which the Board of Directors has the authority to divide into series and to fix the rights and preferences of any series so established. The Series A and Series B represent 635,000 of the 5,000,000 authorized shares.

INCENTIVE STOCK OPTION PLANS
----------------------------

Under the FNC Plan (Option Plan I), options to purchase shares of common stock
have been granted to key personnel of   the former Fishkill National Corporation
and its subsidiaries based upon their performance for terms up to 10 years at exercise prices not less than the fair value of these shares at the date of
grant.  Such options vest and are exercisable on a   cumulative basis at 20% per
year with a maximum exercise period of 5 years from date of vesting.  Stock
purchased under   the plan is subject to certain resale restrictions and the
Company retains the right to redeem outstanding shares at book value   for
employees terminating prior to retirement.  The plan was not merged with the
Hudson Chartered Incentive Stock Plan   (Plan IV) and no new options will be
granted under this plan.

CBI established an Incentive Stock Option Plan (Option Plan II) in 1986 which
was implemented as an employment   incentive to key executives of CBI.  Stock
options may be granted at an exercise price equal to fair value of the stock at
the   date of the grant.  Options vest immediately and expire 10 years after the
date granted, or earlier, if employment is   terminated.  No new options will be
granted under this plan.

The following table summarizes the activity for the incentive stock option plans:

                                                                     PLAN I              PLAN II
                                             OPTIONS     OPTION PRICE     OPTIONS     OPTION PRICE
                                             --------   ---------------   --------   --------------
JANUARY 1, 1993                               73,304    $11.36 - $12.50    75,612     $6.23 - $13.64
GRANTED                                       36,036     12.01 -  13.22     5,940     11.48 -  13.18
FORFEITED                                     (4,620)             11.36    (2,983)             13.64
DECEMBER 31, 1993                            104,720     11.36 -  13.22    78,569      6.23 -  13.64
EXERCISED                                       (726)    11.36 -  12.01
FORFEITED                                     (9,856)    11.36 -  12.01
DECEMBER 31, 1994                             94,138     11.36 -  13.22    78,569       6.23 - 13.64
EXERCISED                                    (18,220)    11.36 -  12.50   (15,422)             11.48
FORFEITED                                     (4,338)    11.36 -  12.01    (1,728)             11.48
DECEMBER 31, 1995                             71,580    $11.36 - $13.22    61,419     $6.23 - $13.64
VESTED                                        57,276    $11.36 - $13.22    61,419     $6.23 - $13.64

NON-QUALIFIED STOCK OPTION PLAN

The Company established a non-qualified stock plan (Plan III) in 1988 to attract and retain the services of experienced and knowledgeable persons as directors and officers. Directors who are not employees of the Company could offset against the exercise price an amount equal to the number of shares being optioned to the director (1,500 maximum authorized each year) divided into aggregate directors' fees otherwise due to each director. Stock options could be granted along with stock appreciation rights, of which 61,030 were issued with such rights. Options granted to officers and key employees (including directors who are employees) shall be limited to a maximum of 10,000 shares each year. Options may be granted at an exercise price of no less than the greater of 50% of the fair value of the shares on the date of the grant or 100% of the par value of the shares on such date. Options vest one year after the date they were granted, if the director or officer remains with the Company for that time, but expire 20 years after the date granted (or earlier if employment is terminated). options will be granted under this plan. No grants made have been at less than fair value.

Outstanding options under the non-qualified stock option plan are summarized as follows:

                                                PLAN III
                                       --------------------------
                                       OPTIONS     OPTION PRICE

                                       --------   ---------------

JANUARY 1, 1993                        120,157    $ 7.85 - $19.05
GRANTED                                101,061     11.36 -  13.18
EXERCISED                               (9,780)             11.48
FORFEITED                              (10,826)    11.36 -  19.05
                                       -------
DECEMBER 31, 1993                      200,612      7.85 -  19.05
EXERCISED                              (37,656)    11.36 -  12.27
FORFEITED                               (8,953)     9.52 -  16.36
                                       -------
DECEMBER 31, 1994                      154,003      7.85 -  19.05
EXERCISED                              (27,711)    10.11 -  11.48
FORFEITED                               (9,666)     7.85 -  19.05
                                       -------
DECEMBER 31, 1995                      116,626    $ 9.52 - $19.05
                                       =======
VESTED                                 116,626    $ 9.52 - $19.05
                                       =======

INCENTIVE STOCK PLAN

In 1995, the Company established the Hudson Chartered Bancorp, Inc. 1995 Incentive Stock Plan (Plan IV) as the successor plan to the former CBI Incentive and Nonqualified Stock Option Plans to assist in attracting, retaining and providing incentives to key officers and employees. Grants under the plan may be in the form of incentive stock options, nonqualified stock options, restricted stock or stock appreciation rights. Stock options may be granted with the rights or the rights may be issued separately. Options may not be granted at less than 100% of the fair market value on the date of grant. However, options on rights may be granted at greater than the fair market value on the date of grant. Options vest no less than six months after the date they were granted and expire no later than 10 years from the grant date. The determination and grant of an incentive stock option, nonqualified stock option, a stock appreciation right or restricted stock is determined solely at the discretion of the Personnel and Compensation Committee of the Board of Directors. The maximum number of shares of common stock with respect to which options or rights may be outstanding to any eligible employee under the plan (or any other plans) is 71,584 shares. Compensation expense recorded on stock appreciation rights was $23 in 1995.

Options and rights issued under the plan are summarized as follows:

                                                               PLAN IV
                                                      --------------------------
                                                      OPTIONS     OPTION PRICE
                                                      -------    ---------------
GRANTED IN 1995                                        54,384    $14.95 - $16.14
FORFEITED                                              (1,188)             14.95
                                                      -------
DECEMBER 31, 1995                                      53,196    $14.95 - $16.14
                                                      -------
VESTED (AS OF JANUARY 19, 1996)                        33,000    $         16.14
                                                      =======

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
-----------------------------------

The Company has established an ESOP covering all full-time employees who meet certain service requirements. Discretionary contributions by the Company are determined annually by the Board of Directors, up to the maximum amount permitted under the Internal Revenue Code. The ESOP borrowed money from an unrelated bank to purchase shares of common stock. The Company has guaranteed the ESOP's loan and is obligated to contribute sufficient cash to the ESOP to repay the loans; therefore, the unpaid balance of the loan is reflected in the accompanying balance sheet as long-term debt and the amount representing unearned employee benefits has been recorded as a reduction of the Company's stockholders' equity. As of December 31, 1995, all full-time employees with one year of service were eligible for this plan.

Both the loan obligation and the unearned benefit expense are reduced by the amount of any loan repayments made by the ESOP. As of December 31, 1995, the ESOP owned 97,987 shares of the Company's common stock, most of which was purchased with proceeds from borrowings. Contribution expense related to the ESOP amounted to $43, $43 and $200 for the years ended December 31, 1995, 1994 and 1993, respectively. Interest incurred on the ESOP's loans amounted to approximately $20, $21 and $28 for the years ended December 31, 1995, 1994 and 1993, respectively.

CAPITAL RATIOS
--------------

The following summarizes the minimum capital requirements and capital position at December 31, 1995:

                                                                CAPITAL POSITION                MINIMUM
                                                             AT DECEMBER 31, 1995          CAPITAL REQUIREMENTS
                                                           -------------------------       --------------------
                                                           BANK ONLY    CONSOLIDATED
                                                           ---------    ------------
Total Capital to Risk Weighted Assets                          13.55%          15.02%                 8.00%
Tier 1 Capital to Risk Weighted Assets                         12.29%          13.76%                 4.00%
Tier 1 Capital to Average Assets (Leverage Ratio)               7.48%           8.44%         4.00% - 5.00%

NOTE P - PARENT COMPANY ONLY FINANCIAL INFORMATION

BALANCE SHEETS
                                                                                DECEMBER 31,
                                                                                    1995      1994
                                                                                  -------   --------
ASSETS
 Cash (deposited in Bank)                                                         $ 1,745    $   687
 Securities available for sale                                                      1,463      1,412
 Other securities                                                                     109        109
 Investment in subsidiaries:
    Bank                                                                           52,964     47,107
    Other                                                                             444        460
 Premises                                                                           4,547      4,692
 Other assets                                                                         773        342
                                                                                  -------    -------
TOTAL ASSETS                                                                      $62,045    $54,809
                                                                                  =======    =======
LIABILITIES
 Notes payable:
    Bank subsidiary                                                               $ 1,158    $ 1,239
    Other                                                                             171        214
 Other liabilities                                                                    787        818
STOCKHOLDERS' EQUITY                                                               59,929     52,538
                                                                                  -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $62,045    $54,809
                                                                                  =======    =======
STATEMENTS OF INCOME AND EXPENSE


                                                                           YEAR ENDED DECEMBER 31,
                                                                       -----------------------------
                                                                         1995       1994       1993
                                                                       -------    -------    -------
Dividends from Bank                                                    $ 2,917    $ 2,546    $ 3,358
Other income                                                               474        476        499
Expenses                                                                  (684)    (1,635)    (1,188)
                                                                       -------    -------    -------
Income before income taxes and equity in undistributed net income
 (loss) of subsidiaries                                                  2,707      1,387      2,669

Income tax benefit                                                         108        175        325
                                                                       -------    -------    -------
Income before equity in undistributed net income (loss) of               2,815      1,562      2,994
 subsidiaries
Equity in undistributed net income (loss):
  Bank subidiary                                                         4,165      1,767      1,992
  Non bank subsidiary                                                      (15)       (65)
                                                                       -------    -------    -------
NET INCOME                                                             $ 6,965    $ 3,264    $ 4,986
                                                                       =======    =======    =======

STATEMENTS OF CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31,
                                                                       -----------------------------
                                                                         1995       1994       1993
                                                                       -------    -------    -------
OPERATING ACTIVITIES
 Net Income                                                            $ 6,965    $ 3,264    $ 4,986
 Adjustments to reconcile net income to net cash provided by operating activities:
   Equity in undistributed net income of subsidiaries                   (4,150)    (1,702)    (1,992)
   Provision for depreciation                                              145        145        145
   Realized losses on sales of securities                                              50
   Other                                                                  (522)       931       (797)
                                                                       -------    -------    -------
Net cash provided by operating activities                                2,438      2,688      2,342
INVESTING ACTIVITIES
 Proceeds from sales of securities                                                  1,414      3,141
 Proceeds from maturities of securities                                                          610
 Purchase of securities                                                                       (3,778)
 Purchase of premises and equipment                                                               (5)
 Investment in nonbank subsidiary (1)                                                (500)       (25)
 Investment in Bank subsidiary                                                                  (122)
                                                                       -------    -------    -------
Net cash provided (used) by investing activities                                      914       (179)
                                                                       -------    -------    -------
FINANCING ACTIVITIES
 Payments on borrowings                                                    (81)    (1,114)      (399)
 Decrease in due to or from Bank                                                      (83)       225
 Proceeds from issuance of stock                                         1,334        848        436
 Repurchase of preferred stock                                              (1)      (805)
 Repurchase of common stock                                               (116)
 Cash dividends                                                         (2,516)    (2,455)    (2,295)
                                                                       -------    -------    -------
Net cash used by financing activities                                   (1,380)    (3,609)    (2,033)
                                                                       -------    -------    -------
INCREASE (DECREASE) IN CASH                                              1,058         (7)       130
CASH, BEGINNING OF YEAR                                                    687        694        564
                                                                       -------    -------    -------
CASH, END OF YEAR                                                      $ 1,745    $   687    $   694
                                                                       =======    =======    =======

(1) In 1994, the Company invested $500 in the subsidiary, Hudson Chartered Realty, Inc., to facilitate its ability to carry and administer "troubled" OREO properties purchased from the Bank (properties which management estimates will require significant holding periods to realize their fair value). Such holdings totaled $72 at year end 1994, represented by one property. All such holdings had been disposed prior to December 31, 1995.

NOTE Q - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for certain financial instruments. Estimated fair values are as of December 31, 1995 and December 31, 1994, respectively, and have been determined using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic condition, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

                                                              DECEMBER 31, 1995      DECEMBER 31, 1994
---------------------------------------------------------------------------------------------------------
                            (dollars in millions)        Carrying   Estimated    Carrying       Estimated
                                                          Amount    Fair Value    Amount       Fair Value
                                                         --------   ----------   --------     -----------
ASSETS
Cash and cash equivalents                                  $ 67.9       $ 67.9     $ 43.3        $ 43.3
Securities                                                 $183.9       $184.4     $147.7        $145.5
Loans, net                                                 $410.3       $420.4     $421.7        $415.1
LIABILITIES
Deposits without stated    maturities                      $460.0       $460.0     $316.8        $316.8
Time deposits                                              $171.1       $172.4     $128.0        $122.9

The fair value estimates presented above are based on pertinent information available to management as of December 31, 1995 and December 31, 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 1995, and therefore, current estimates of fair value may differ significantly from the amounts presented above.

FAIR VALUE METHODS AND ASSUMPTIONS ARE AS FOLLOWS:
--------------------------------------------------

Cash and Cash Equivalents - The estimated fair value is based on current rates for similar assets.

Securities - The fair value of securities is estimated based on quoted market prices or dealer quotes, or if not available, estimated using quoted market prices for similar securities.

Loans - The fair value of fixed rate loans has been estimated by discounting projected cash flows using current rates for similar loans. For other loans, which reprice frequently to market rates, the carrying amount approximates the estimated fair value. The fair value of nonaccrual loans having a net carrying value of approximately $4,521 and $3,141 in 1995 and 1994, respectively, are not estimated because it was not practical to reasonably assess the timing of the cash flows or the credit adjustment that would be applied in the market-place for such loans. The total amount of loans included has been reduced by the general reserves of $7,531 and $7,326 in 1995 and 1994, respectively.

Deposits Without Stated Maturities - Under the provision of SFAS No. 107, the estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings accounts, NOW accounts, money market and checking accounts, is equal to the amount payable on demand as of December 31, 1995 and December 31, 1994.

Time Deposits - The fair value of certificates of deposits is based on the discounted value of contractual cash flows. The discount rates used are the rates currently offered for deposits of similar remaining maturities. The excess of the estimated fair value of time deposits over their recorded amounts represents the discounted value of contractual rates over rates currently being offered.

Financial Instruments with Off-Balance Sheet Risk - As described in Note C, the Company was a party to financial instruments with off-balance sheet risk at December 31, 1995. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 1995 and 1994, respectively, approximates the recorded amounts of the related fees, which are not material. The Company has not engaged in hedge transactions such as interest rate futures contracts or interest rate swaps.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused   this report to be signed on its
behalf by the undersigned, thereunto duly authorized.


                                     HUDSON CHARTERED BANCORP, INC.


                                 BY: /s/ T. Jefferson Cunningham III
                                     Chairman of the Board & CEO

                                 Date: March 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:

/s/ T. Jefferson Cunningham III                              March 12, 1996
Chairman of the Board & CEO


PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

/s/ Paul A. Maisch                                           March 12, 1996
Treasurer


Directors:

/s/ Robert M. Bowman                                         March 12, 1996

/s/ H. Todd Brinckerhoff                                     March 12, 1996

/s/ Edward vK. Cunningham Jr.                                March 12, 1996

/s/ T. Jefferson Cunningham III                              March 12, 1996

/s/ Tyler Dann                                               March 12, 1996

/s/ Robert R. Fraleigh                                       March 12, 1996

/s/ Robert J. Marvin                                         March 12, 1996

/s/ Jack A. McEnroe                                          March 12, 1996

/s/ Lewis J. Ruge                                            March 12, 1996

/s/ John C. Vanwormer                                        March 12, 1996

/s/ James R. Williams                                        March 12, 1996