Form 10-Q
period 1996-03-31
HUDSON CHARTERED BANCORP INC
filed 1996-05-13
CIK 776848

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 1996
                                --------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to _________

Commission file number 0-17848
                       -------

                         HUDSON CHARTERED BANCORP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                      14-1668718
- -------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer)
incorporation or organization)                          Identification No.)

PO Box 310, Route 55, Lagrangeville, NY                            12540
- --------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

(914)471-1711
- -------------
(Registrant`s telephone number, including area code)

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                                         -------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

4,293,699 shares of Common Stock outstanding, par value $.80 per share, at May 2, 1996.

HUDSON CHARTERED BANCORP, INC. & SUBSIDIARIES


INDEX

                                                                  Page Reference
                                                                  --------------

PART I

Item 1 -   Financial Statements

           Condensed Consolidated Balance Sheets                         1

           Condensed Consolidated Statements
           of Income & Expense                                           2

           Condensed Consolidated Statements
           of Cash Flows                                                 3

           Condensed Consolidated Statement
           of Changes in Stockholders' Equity                            4

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                          5

Item 2 -   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                11


PART II - Other Information                                             25

           Signatures                                                   26

   Part 1
   Item 1: Financial information

   HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES                Form 10-Q
   CONDENSED CONSOLIDATED BALANCE SHEETS
   (dollars in thousands, except share data)
   (Unaudited)

                                                                   March 31,   December 31,
                                                                     1996          1995
                                                                 --------------------------
   ASSETS
   Cash and due from banks                                $          32,805 $        38,856
   Federal funds sold                                                31,238          28,997
                                                                    -------         -------
   Total cash and cash equivalents                                   64,043          67,853

   Securities
    Available for sale                                              169,918         167,334
    Held to maturity                                                 13,725          14,465
    Regulatory securities                                             2,755           2,107

   Loans held for sale                                                  330             273

   Loans( see notes)

      Gross loans                                                   429,243         422,083
   Allowance for loan losses                                         (8,781)         (8,770)
                                                                    -------         -------
      Net loans                                                     420,462         413,313

   Premises and equipment, net                                       16,697          17,062
   Accrued Income                                                     5,621           5,618
   Other assets                                                       7,412           8,458
                                                                    -------         -------
   TOTAL ASSETS                                           $         700,963 $       696,483
                                                                    =======         =======
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits (see notes)
   Non-Interest Bearing                                   $         132,568 $       138,656
   Interest Bearing                                                 501,844         492,404
                                                                    -------         -------
   Total deposits                                                   634,412         631,060

   Notes payable                                                      1,886           1,896
   Other liabilities                                                  3,911           3,598
                                                                    -------         -------
      TOTAL LIABILITIES                                             640,209         636,554

   STOCKHOLDERS' EQUITY (see notes)
   Preferred stock Series B,
     7.25%, convertible, cumulative liquidation value                 4,930           5,713
   Common stock                                                       3,145           3,086
   Common paid-in capital                                            24,316          23,378
   Retained earnings                                                 28,750          27,454
   Net unrealized securities (losses) gains                             (15)            586
   Employee stock ownership plan                                       (161)           (171)
   Treasury Stock                                                      (211)           (117)
                                                                    -------         -------
      TOTAL STOCKHOLDERS' EQUITY                                     60,754          59,929
                                                                    -------         -------
   TOTAL LIABILITIES AND STOCKHOLDERS'                    $         700,963 $       696,483
   EQUITY                                                           =======         =======


   See notes to condensed consolidated financial statements.

   HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
   (dollars in thousands, except per share data)
   (Unaudited)

                                                                 Three           Three
                                                              Months Ended    Months Ended
                                                                 3/31/96         3/31/95
                                                              ----------------------------
   Interest income:
    Loans, including fees                                  $       9,746    $      9,594
    Federal funds sold                                               418             354
    Taxable securities                                             2,015           1,615
    Tax-exempt securities                                            524             523
                                                                 -------         -------
    Total interest income                                         12,703          12,086

   Interest expense                                                5,165           4,927
                                                                 -------         -------
   Net interest income                                             7,538           7,159

   Provision for loan loss                                           600             500
                                                                 -------         -------
   Net interest income
    after provision for loan losses                                6,938           6,659
                                                                 -------         -------
   Noninterest income:
    Service charges and fees                                       1,010             835
    Trust earnings                                                   164             167
    Gains on sales of securities, net                                 73
    Gains on sales of loans, net                                      56              12
    Other income                                                     242             272
                                                                 -------         -------
   Total noninterest income                                        1,545           1,286
                                                                 -------         -------
   GROSS OPERATING INCOME                                          8,483           7,945
                                                                 -------         -------
   Noninterest expense:
    Salaries and employee benefits                                 2,987           2,848
    Net occupancy and equipment expense                            1,008             923
    FDIC insurance                                                     7             321
    Stationary & supplies                                            151             212
    Telephone                                                         83             150
    Other real estate owned                                           26              75
    Merger related expense                                                           250
    Other expenses                                                 1,127           1,098
                                                                 -------         -------
   Total noninterest expense                                       5,389           5,877
                                                                 -------         -------

   Income before income taxes                                      3,094           2,068

    Income taxes                                                   1,081             682
                                                                 -------         -------
   Net income                                              $       2,013    $      1,386
                                                                 =======         =======

   Weighted average common shares outstanding:
   Primary                                                         3,988           3,831
   Fully diluted                                                   4,392           4,263

   Per common share data:

   Primary earnings                                         $       0.48    $       0.34
   Fully diluted earnings                                           0.46            0.33

   Cash dividends declared                                          0.16            0.14

   Book value outstanding
   at period end                                                  $14.13          $12.72



   See notes to condensed consolidated financial statements.

    HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES                   FORM 10-Q
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    (dollars in thousands)
    (Unaudited)

                                                                                      Three months ended
                                                                                     3/31/96       3/31/95
    OPERATING ACTIVITIES                                                          ------------  ------------
     Net income                                                                    $     2,013   $     1,386
     Adjustments to reconcile net income to net
      cash provided by operating activities:
     Provision for loan losses                                                             600           500
     Depreciation and amortization                                                         455           419
     Amortization of security premiums and
      accretion of discounts                                                                88            98
     Amortization of core deposit intangible                                                33            53
     Realized gains on sales of securities and loans                                      (129)          (12)
     Deferred income tax benefits                                                         (112)          (10)
    (Increase) decrease in other assets                                                    967        (1,983)
    (Increase) decrease in other liabilities                                               260          (356)
                                                                                      --------      --------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                           4,175            95
                                                                                      --------      --------
    INVESTING ACTIVITIES
     Proceeds from sales of securities
      available for sale                                                                 3,141
     Proceeds from maturities of securities available for sale                           9,846         6,942
     Proceeds from maturities of securities held to maturity                             1,887         1,628
     Purchases of securities available for sale                                        (16,493)       (2,010)
     Purchases of securities held to maturity                                           (1,489)       (1,986)
     Sales of loans                                                                      2,826           492
     Net increase in loans                                                             (10,576)       (5,623)
     Purchases of premises and equipment                                                   (90)         (701)
     Proceeds from sale of OREO                                                            155
                                                                                      --------      --------

     NET CASH USED BY INVESTING ACTIVITIES                                             (10,793)       (1,258)
                                                                                      --------      --------
    FINANCING ACTIVITIES
     Net increase in deposit accounts                                                    3,352        23,379
     Repayments on borrowings                                                                         (6,106)
     Proceeds from issuance of stock                                                       214           483
     Repurchase of common stock                                                            (94)
     Cash dividends- preferred                                                             (86)         (104)
     Cash dividends- common                                                               (578)         (511)
                                                                                      --------      --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                           2,808        17,141
                                                                                      --------      --------

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (3,810)       15,978

     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     67,853        43,271
                                                                                      --------      --------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $    64,043   $    59,249
                                                                                      ========      ========

    CASH PAID FOR:
     Interest                                                                      $     6,025   $     3,499
     Taxes                                                                                  58

    NON-CASH ITEMS
     Transfer from loans to OREO                                                   $        56   $       986
     Net change in unrealized gains (losses) recorded
      on securities available for sale                                                   1,016           278
     Change in deferred taxes on net unrealized gains
      (losses) recorded on securities available for sale                                   527          (116)
    Conversion of Preferred Series B stock into common shares                              783

    See notes to condensed consolidated financial statements.

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY
(dollars in thousands, except per share data)
(unaudited)

                                                                                             Additional
                                                                     Preferred     Common      Paid-in      Retained
                                                                       Stock        Stock      Capital      Earnings
Balance January 1, 1996                                                $5,713      $3,086      $23,378      $27,454

Net Income                                                                                                    2,013
Cash dividends declared on preferred stock                                                                      (89)
Cash dividends declared on common stock ($0.16 per share)                                                      (628)
Dividend reinvestment and stock purchase plan - 10,894 shares                           9          177
Conversion of Series B preferred stock - 78,268 shares                   (783)         48          735
(converted into 60,417 common shares)
Options exercised - 2,451 shares                                                        2           26
Purchase of treasury stock
Payments on ESOP borrowings
Net unrealized loss on securities
                                                                   -------------------------------------------------
Balance March 31, 1996                                                 $4,930      $3,145      $24,316      $28,750
                                                                   =================================================

                                                                     Net
                                                                  Unrealized
                                                                  Gains(losses)  Treasury
                                                                  on Securities   Stock       ESOP        Total

Balance January 1, 1996                                               $586        ($117)     ($171)      $59,929

Net Income                                                                                                 2,013
Cash dividends declared on preferred stock                                                                   (89)
Cash dividends declared on common stock ($0.16 per share)                                                   (628)
Dividend reinvestment and stock purchase plan - 10,894 shares                                                186
Conversion of Series B preferred stock - 78,268 shares                                                         0
(converted into 60,417 common shares)
Options exercised - 2,451 shares                                                                              28
Purchase of treasury stock                                                          (94)                     (94)
Payments on ESOP borrowings                                                                     10            10
Net unrealized loss on securities                                     (601)                                 (601)
                                                                 -------------------------------------------------
Balance March 31, 1996                                                ($15)       ($211)     ($161)      $60,754
                                                                 =================================================

FORM 10-Q


HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation
- ---------------------

As permitted by the Securities and Exchange Commission, the accompanying unaudited and condensed consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. (See the notes to the financial statements for the year ended December 31, 1995.)

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 1996 and the consolidated results of operations for the three month periods ended March 31, 1996 and 1995 and the consolidated cash flows for the three month periods ended March 31, 1996 and 1995.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

The Company's consolidated revenues are primarily derived from its commercial banking subsidiary, The First National Bank of the Hudson Valley (the "Bank"). At March 31, 1996 the Bank had total assets of $694.9 million and total stockholder's equity of $53.7 million, compared, respectively, to $690.6 million and $53.0 million in total assets and total stockholder's equity at December 31, 1995. Net income of the Bank included in consolidated equity was $2.1 million and $1.4 million for the three month periods ended March 31, 1996 and 1995, respectively.

Material intercompany items and transactions have been eliminated in consolidation.

Accounting for Stock-Based Compensation
- ---------------------------------------

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock Issued to Employees", for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the stock. SFAS No. 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments.

An entity may continue to apply APBO No. 25 in accounting for stock-based employee compensation arrangements. However, entities doing so will be required to disclose pro forma net income and earnings per share determined as if the fair value based method established by SFAS No. 123 had been applied in measuring compensation cost.

The accounting provisions of SFAS No. 123 are effective for transactions entered into after December 15, 1995. Following adoption of SFAS No. 123, the Company will continue measuring compensation cost for employee stock compensation plans in accordance with the provisions of APBO No. 25.

Accounting for Mortgage Servicing Rights
- ----------------------------------------

The Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights" effective January 1, 1996. As a result of implementation, $18,000 was recorded as an asset for originated mortgage servicing rights which accordingly increased gains on sales of loans. This asset represents the present value of estimated future net cash flows related to normal servicing rights on $2,826,000 in originated mortgages sold into the secondary market in the first quarter of 1996. The Company regards .25% of sold loans as normal servicing rights. It is expected that most future originated long-term mortgages will be sold, many of which will be servicing retained, and thus the asset related to originated mortgage servicing rights will increase. As a result, gains on sales of loans may increase, and the annual income related to mortgage servicing may accordingly decline. The Company will reevaluate the asset on a quarterly basis for impairment and would establish a reserve if the fair value of such servicing rights is less than the recorded amounts. All previously originated and sold loans will continue to accrue income at the related servicing income of .25% as SFAS No. 122 can only be adopted prospectively.

Loans
- -----

Major classification of loans (not held for sale) are summarized below (in thousands):


                                                                       At March 31, 1996             At December 31, 1995
                                                                       -----------------             --------------------
Commercial and industrial                                                        $74,156                          $69,889

Consumer installment                                                              64,897                           63,554

Real estate - construction                                                         9,015                           13,347

Real estate - mortgage                                                           277,254                          271,068

Other loans                                                                        3,922                            4,225
                                                                                --------                         --------
Total                                                                           $429,243                         $422,083
                                                                                ========                         ========

Deposits
- --------

Major classifications of deposits are summarized below  (in thousands):

                                                                       At March 31, 1996             At December 31, 1995
                                                                      ------------------             --------------------
Demand deposits                                                                 $132,568                         $138,656

NOW accounts                                                                      72,947                           50,106

Money market deposit account                                                      52,223                           66,526

Savings accounts                                                                 213,135                          204,693

Time deposits under $100,000                                                     131,794                          132,895

Time deposits over $100,000                                                       31,745                           38,184
                                                                                --------                         --------
Total                                                                           $634,412                         $631,060
                                                                                ========                         ========

Securities
- ----------

Securities consist of the following (in thousands):

                                                                   At March 31, 1996                    At December 31, 1995
                                                          ----------------------------------      ----------------------------------

                                                           Carrying     Amortized     Fair         Carrying     Amortized     Fair
                                                            Amount        Cost        Value         Amount        Cost        Value
                                                          ==================================      ==================================


US Treasury:
    Available for Sale                                      $77,491      $77,501     $77,491        $76,984      $76,504     $76,984


US Gov't Agencies:
    Available for Sale                                       28,516       28,417      28,516         36,555       36,247      36,555


Obligations of States and Political Subdivisions:
    Available for Sale                                       35,187       35,230      35,187         33,244       32,958      33,244

    Held to Maturity                                         13,725       13,725      13,857         14,440       14,440      14,897


Other Securities:
    Available for Sale                                       28,724       28,793      28,724         20,551       20,636      20,551

    Held to Maturity                                             25           25          25             25           25          25

    Regulatory Securities                                     2,755        2,755       2,755          2,107        2,107       2,107

                                                          --------------------------------------------------------------------------

Total Securities                                           $186,398     $186,421    $186,530       $183,906     $182,917    $184,363

                                                          ==========================================================================


Total Available for Sale                                   $169,918     $169,941    $169,918       $167,334     $166,345    $167,334


Total Held to Maturity                                       13,725       13,725      13,857         14,465       14,465      14,922


Regulatory Securities                                         2,755        2,755       2,755          2,107        2,107       2,107

                                                          --------------------------------------------------------------------------

Total Securities                                           $186,398     $186,421    $186,530       $183,906     $182,917    $184,363

                                                          ==========================================================================


At March 31, 1996 the net unrealized loss on Securities Available for Sale (net of tax effect of $12,500) that was included as a separate component of stockholders' equity was $(14,617).

Earnings per common share  (1995 Data adjusted for 10% stock dividend)
- -------------------------

Primary earnings per common share is computed as follows (in thousands, except per share data):


                               Three months ended
                                March 31,
                              ------------------------
                                 1996           1995
                                 ----           ----
Weighted average common
 shares outstanding             3,916          3,772

Net effect of dilutive
 stock options at average
 market price                     71              59
                              ------          ------

Total "primary" shares         3,987           3,831
                              ======          ======

Net Income                    $2,013          $1,386

Less preferred stock
 dividends declared               89             104
                              ------          ------

Net income applicable to
 common stock                 $1,924          $1,282
                              ======          ======

"Primary" earnings per
 common share                   $.48            $.34
                              ======          ======

Fully diluted earnings per common share is computed as follows (in thousands, except per share data):


                               Three months ended
                                March 31,
                              ------------------------
                                 1996           1995
                                 ----           ----
Weighted average common shares
outstanding                     3,916          3,772

Net effect of dilutive stock
options                            94             59

Assumed conversion of Series B,
preferred stock                   381            432
                               ------         ------

Total "fully diluted" shares    4,391          4,263
                               ======         ======

Net income                     $2,013         $1,386

Less preferred stock
dividends declared                  -              -
                               ------         ------

Net income applicable to
common stock                   $2,013         $1,386
                               ======         ======

"Fully diluted" earnings
per common share                 $.46           $.33
                               ======         ======


The net dilutive effect of stock options outstanding for primary earnings per share was based on the Treasury stock method using average market price. The net dilutive effect of stock options outstanding for fully diluted earnings per share was based on the Treasury stock method using the greater of the quarter end or average market price.

Stockholders' Equity
- --------------------

The Company has authorized 5,000,000 shares of preferred stock, $.01 par value, which the Board of Directors has the authority to divide into series and to fix the rights and preferences of any series so established. The Series B described below is a portion of the shares authorized and is the only outstanding series of preferred stock.

The cumulative convertible perpetual Preferred Stock, Series B, is convertible at the option of the holder into shares of common stock at $12.95 per share of common stock, approximately .772 shares of common stock for each share of Series
B. The conversion price is subject to adjustment upon the occurrence of certain events. The Series B is redeemable at $10 per share (the original issue and liquidation price) at the Company's option prior to January 1, 1998, if the market price of the Company's common stock has been at least 140% of the conversion price for 20 consecutive trading days at any time during the period. On March 12, 1996, the Company called all the outstanding (571,301) shares of the Series B preferred stock for redemption, effective April 15, 1996. Of the 571,301 shares outstanding, 559,055 shares of Series B preferred were converted into 431,500 shares of common stock of the Company and 12,246 shares were redeemed, for a total reduction of stockholders' equity related to redemption of $122,500, which was paid from the Company's liquid assets. Of the 575,000 authorized shares of Series B Preferred, 493,033 and 571,301 shares were outstanding at March 31, 1996 and December 31, 1995, respectively. Cumulative cash dividends are payable quarterly at the rate of 7.25% per year on the original issue price of $10 per share. Quarterly dividends of $.18125 per share were declared on Series B Preferred Stock in 1996 and 1995 by the Company.

Authorized common stock, $.80 par value, is 20,000,000 shares. Issued and outstanding shares at March 31, 1996 and December 31, 1995, were 3,918,408 and 3,499,825, respectively. The Company paid a 10% stock dividend in January 1996 which increased common shares outstanding by 350,000 shares.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
- --------------------

The Company's financial condition on March 31, 1996 reflected total assets of $701 million or an increase of $4.5 million or .6% over total assets at December 31, 1995. All major balance sheet captions have remained relatively unchanged since December 31, 1995. Net loans increased some $7.2 million or 1.7% to $420.7 million at March 31, 1996. Cash and cash equivalents decreased $3.8 million or 5.6% to $64.0 million at March 31, 1996. Other assets decreased by $1.1 million. Aggregated securities investments were $186.4 million at March 31, 1996, an increase of $2.5 million or 1.4% from the level at December 31, 1995.

Of the increase in loans, commercial loans increased $4.3 million or 6.1%. Consumer installment loans increased $1.3 million or 2.1% as the Bank continues to generate automobile loans through its network of local automobile dealerships in order to build its consumer loan volumes. Due to the competitive nature of this type of financing, the yields obtained on this type of financing may be somewhat lower than other consumer loan products. Indirect automobile financing can carry a higher risk of loss than direct financing. In order to manage the risk the Company maintains enhanced credit policies and procedures on this portfolio. Real estate mortgage loans (construction and permanent financing) increased slightly by $1.9 million to $286.3 million at March 31, 1996, reflecting the closing of approximately $6 million in previously committed new loans.

Total deposits increased $3.4 million or .5% in the first three months of 1996 to $634.4 million. Of this amount, total Public (Municipal) Funds increased $14.3 million or 34.1% to $56.3 million and total non-public funds decreased $10.9 million or 1.9% to $578.1 million. The following tables summarize the net changes in public (municipal) fund and non-public fund deposits from December 31, 1995 to March 31, 1996 (in thousands):

Public Funds


                                                                                         Percent
                                                                                         Change
                                    Balance              Balance           Net            over
                                    12/31/95             3/31/96          Change         Y/E'95
                                 -----------------------------------------------------------------
Demand accounts                        $2,947              $4,154           $1,207        41.0%

NOW accounts                            8,237              13,904            5,667        68.8

Money market accounts                  12,223              22,624           10,401        85.1

Savings accounts                        3,094               3,339              245         7.9

Time deposits                          15,465              12,243           (3,222)      (20.8)
                                 ------------------------------------------------------------------

Total public deposits                $41,966             $56,264             $14,298      34.1%
                                 ==================================================================

The increase in public funds is primarily attributable to seasonal deposits of tax receipts which regularly occur in the first and third quarters of each year.


Non Public Funds


                                                                                         Percent
                                                                                         Change
                                    Balance              Balance           Net            over
                                    12/31/95             3/31/96          Change         Y/E'95
                                 -----------------------------------------------------------------
Demand accounts                      $135,709             $128,414            $(7,295)      (5.4)%

NOW accounts                           41,869               38,319             (3,550)      (8.5)

Money market accounts                  54,303               50,323             (3,980)      (7.3)

Savings accounts                      201,599              209,796              8,197        4.1

Time deposits                         155,614              151,296             (4,318)      (2.8)
                                 ------------------------------------------------------------------
Total non public deposits            $589,094             $578,148           $(10,946)      (1.9)%
                                 ===================================================================

The increase in nonpublic savings funds of $8.2 million is principally attributable to the growth in savings due to the Bank's Merit savings product (a package of free services with a savings account interest rate tied to the Federal Reserve discount rate). This increase offsets declines in other accounts. Management believes the decline in demand deposits of $7.3 million represents the first quarter's regular seasonal pattern and the decline in Money Market and NOW accounts represent a continued migration of these balances to higher interest products (time and savings accounts). The decline in time deposit accounts of $4.3 million represents maturing certificates of deposit which had interest rates higher than renewal rates. Many of these funds were reinvested in the Merit savings products which pay a relatively higher rate of interest without the term restrictions associated with time deposits. These shifts in deposits will raise the cost of interest bearing liabilities.
However, the impact on the Company's overall average cost of funds is mitigated by the high level of the Company's demand deposit base. Thus the Company's net interest margin fell by only .03% quarter to quarter.

In addition, the Company previously offered a premium rate "15 month" certificate of deposit. Such deposits totaling approximately $17.0 million carry interest rates between 6.75% and 7.25%. These deposits mature during the second quarter of 1996. Although the Company is promoting alternative products to these customers, due to the significantly lower general market rates, it is anticipated that a certain amount of these deposits will not be "rolled over", and may leave the Bank. The remainder should reprice at a lower interest rate. This should have a positive effect on interest expense by reducing the overall cost of funding of the bank's assets.

Total stockholders' equity showed an increase of $825,000 or 1.4%. This increase is due to net income of $2.0 million, for the three months ended March 31, 1996 and additional common stock of $215,000 issued through the dividend reinvestment plan and the exercise of stock options. These increases in stockholders' equity were partially offset by dividends declared to preferred and common shareholders of $89,000 and $628,000, respectively, purchases of treasury stock of $94,000, and a $601,000 decline (after tax)in unrealized securities gains due to movement in market rates. In addition, a 60,400 increase in common shares was due to the conversion of approximately 78,000 shares of Series B preferred stock. On March 12, 1996, the Company called all the outstanding (571,301) shares of the Series B preferred stock for redemption, effective April 15, 1996. Of the 571,301 shares outstanding, 559,055 shares of Series B preferred were converted into 431,500 shares of common stock of the Company and 12,246 shares were redeemed, for a total reduction of stockholders' equity related to redemption of $122,500, which was paid from the Company's liquid assets. The redemption/conversion of the preferred stock will reduce the overall dividends paid by approximately $138,000 per annum from the levels paid on the preferred stock.

Results of Operations
- ---------------------

Interest income as reported, for the three months ended March 31, 1996 compared to the same period in 1995 increased $617,000 while interest expense increased by $238,000. This resulted in an increase in net interest income of $379,000. Provision for loan losses increased by $100,000. Net income increased by $628,000 or 45.3%. Primary earnings per share increased $.14 to $.48 in the first quarter of 1996 vs. 1995. In addition, fully diluted earnings per share increased $.13 to $.46 in the first quarter of 1996 vs. 1995.

Net income and earnings per common share data is presented in the following table:


                                           Three months ended

                                           3/31/96           3/31/95
                                           -------           -------
Net income (in thousands)                  $2,013            $1,386
                                           ======            ======

  Per common share:
  Primary earnings                         $  .48            $  .34
  Fully diluted earnings                   $  .46            $  .33


The Company's return on assets, return on equity and return on common equity for the three months ended March 31, 1996 and 1995, are detailed in the table below:



                                           Three months ended

                                           3/31/96           3/31/95
                                           -------           -------
Return on assets                           1.17%             0.85%
Return on total stockholders' equity       13.35             10.41
Return on common equity                    14.10             10.80


Interest income
- ---------------

On a tax equivalent basis, gross interest income increased by $610,000 or 4.9% for the three months ended March 31, 1996 compared to the same period in 1995. Total interest expense increased by $238,000 or 4.8% for the three months period ended March 31, 1996 as compared to the three months ended March 31, 1995. The Company experienced a net increase in average earning assets of $33.0 million, but a net decrease in average loans of $7.3 million for the three months ended March 31, 1996 compared to March 31, 1995 as a result of the sales of $25.0 million in long-term fixed rate mortgages in the second and third quarter of 1995. Consequently, fed funds sold and securities increased by approximately $40.3 million. These assets generally carry lower yields than loans. This asset growth was principally funded by an increase in average deposits of $29.0 million for the three month period ended 1996 compared to 1995, of which $23.2 million were interest bearing (generally higher yielding products such as Merit savings and time deposits) and $5.8 million were non-interest-bearing. The remaining growth was funded by an increase in shareholders' equity.

The table below sets forth the consolidated average balance sheets for the Company for the periods included. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities.

                                                    Three Months Ended March 31,

                                                   1996                         1995


                                        Average              Yield/    Average              Yield/
                                        Balance   Interest    Cost     Balance   Interest    Cost
- --------------------------------------------------------------------------------------------------
ASSETS

Interest-earning assets:

Loans                                  $425,707    $ 9,746     9.16%  $433,037     $9,594     8.86%

Taxable  Securities                     133,568      2,015     6.03%    99,365      1,615     6.50%
Tax-exempt  Securities (2)               44,899        786     7.00%    45,809        792     6.92%

Fed Funds Sold                           31,830        418     5.25%    24,777        354     5.71%
                                       --------    -------            --------    -------
Total Interest Earning Assets           636,004     12,965     8.15%   602,988     12,355     8.20%

Cash & Due from Banks                    30,866                         29,090

Premises & Equipment                     16,918                         17,827

Other Assets                             14,121                         12,496
Allowance for Loan Loss                  (8,885)                        (8,338)
                                       --------                       --------

Total Assets                           $689,024                       $654,063
                                       ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-Bearing Liabilities:

Savings Deposits                       $206,834     $2,049     3.96%  $181,473     $1,860     4.10%

NOW accounts                             49,623        153     1.23%    54,629        291     2.13%

Money Market Accounts                    70,006        585     3.34%    83,021        742     3.57%

Certificates over $100,000               24,949        345     5.53%    31,275        418     5.35%

Other Time Deposits                     142,173      2,006     5.64%   120,013      1,565     5.22%

Borrowed Funds                            1,891         27     5.71%     2,735         51     7.46%
                                       --------    -------            --------    -------

Total Interest-Bearing Liabilities      495,476      5,165     4.17%   473,146      4,927     4.17%

Demand Deposits                         128,751                        122,931

Other                                     4,465                          4,737
                                       --------                       --------

Total Noninterest-
 Bearing Liabilities                    133,216                3.29%   127,668                3.28%

Stockholder Equity                       60,332                         53,249
                                       --------                       --------

Total Liabilities and Stockholders'
 Equity                                $689,024                       $654,063
                                       ========                       ========
Net interest Margin                                  7,800     4.90%                7,428     4.93%

Ratio of Average Interest-Earning
Assets
to Average Interest-Bearing
Liabilities                             128.36%                        127.44%

Less Tax  Equivalent Adjustments                      (262)                          (269)
                                                   -------                        -------

Net Interest Income                                $ 7,538     4.74%              $ 7,159     4.75%
                                                   =======                        =======     ====


(1) Average Balances include non-accrual loans.
(2) Yields on tax-exempt securities based on a Federal tax rate of 34%.

The following table reflects the effects of changes in volumes and interest rates of each of the above categories on a tax equivalent basis:


Rate/Volume Analysis (in thousands)


                                   Three Months Ended March 31,
                                          1996 vs. 1995
                               --------------------------------------
                                    Increase (Decrease) due to
                               --------------------------------------
                                   Volume         Rate        Net
                                   ------         ----        ---
Interest Income:
Loans                              $(162)           $314      $152

Taxable investment securities        560            (160)      400

Tax-exempt investment                (16)             10        (6)
 securities

Federal funds sold                   101             (37)       64
                                  ---------      ---------   --------
Total interest income                483             127       610

Interest expense:

    Savings deposits                 261             (72)      189

    NOW/accounts                     (26)           (112)     (138)

    Money market accounts           (116)            (41)     (157)

    Certificates over $100,000       (83)             10       (73)

    Other time                       291             150       441

    Borrowed funds                   (15)             (9)      (24)
                                  ---------      ---------   --------

Total interest expense               312             (74)      238
                                  ---------      ---------   --------
Net interest margin                  167             201       368
                                  ---------      ---------   --------
    Less tax equivalent affect         6               1         7
                                  ---------      ---------   --------
Net interest income                 $177            $202      $379
                                  =========      =========   ========

Average yields on interest earning assets decreased .05% to 8.15% in the first quarter 1996 vs. 1995 and the average cost of interest-bearing liabilities remained the same in the same period. Net interest margins on a tax equivalent basis declined .03% to 4.90% for the three months ended March 31, 1996 compared to the same period in 1995. The arithmetical calculations of variances due to changes in rates produced a $202,000 increase in net interest income in the first quarter of 1996 compared to the same period in 1995. Additionally, the increase in average earnings assets of $33.0 million contributed $177,000 in additional net interest income over the same periods.

The net effect was that net interest income before provisions for loan losses increased to $7.5 million for the three months ended March 31, 1996 compared to $7.2 million for the comparable period in 1995, or an increase of $375,000 (5.2%).

Provision for loan losses and credit quality
- --------------------------------------------

The loan loss provision for the three month period ended March 31, 1996 was $600,000 compared to $500,000 for the comparable period in 1995, a 20.0% increase. Total net charge-offs for the three months of 1996 were $589,000, compared to $476,000 for the same period in 1995. The ratio of net chargeoffs to loans, on an annualized basis, increased to .55% in the first three months of 1996 vs. .43% over the full year of 1995. Total nonperforming assets have increased from $6.6 million to $6.8 million over the past twelve months, primarily in the commercial and industrial loan portfolio. Nonperforming assets were up slightly from $6.5 million at December 31, 1995, principally in the commercial mortgage portfolio. The ratio of nonperforming assets to outstanding loans and other real estate owned remained at 1.53% for March 31, 1996 and December 31, 1995. These nonperforming assets represent 105 loans or properties of which only 23 have balances in excess of $100,000. Of the total nonperforming assets, 37% is secured by residential property, 44% by commercial property, and 19% by other assets or unsecured.

Provisions for loan losses are based on management's assessment of risk of loss inherent in the loan portfolio and as such reflect both trends in local economic conditions and the categorization of the credit quality of the individual loans it has made. Such assessment is ongoing, and may not directly reflect the charge-offs taken in any accounting period, although the trend in charge-offs is an important element in the evaluation of the adequacy of the allowance for loan losses, and accordingly, provisions have tended to increase in periods when the level of charge-offs might indicate a deteriorating condition in the loan portfolio. Provisioning policy during the recent years has resulted in a ratio of allowance for loan losses to total loans of approximately 2.0%. The ratio of the allowance for loan losses to total nonperforming loans does not reflect collateral values, although 81% of all of the Bank's nonperforming assets are collateralized by real estate. The allowance for loan losses as a percent of total nonperforming loans is 143% as of March 31, 1996 compared to 184% as of March 31, 1995 and 166% as of December 31, 1995.


Although recent economic statistical data indicates that local economic conditions may have stabilized, the local economy continues to perform less favorably in comparison to many other regions in the United States. Management, therefore, continues to closely monitor local economic conditions relative to the impact of IBM's downsizing and the significant vacancy rates of commercial office and industrial space. Of the previously announced 4,000 jobs planned to move to the IBM Kingston facility, approximately 3,000 private sector jobs have been agreed by the State, although many of these jobs will initially be seasonal. The move of the remaining jobs (state employees) has been put on hold pending further analysis by State officials. Management believes that the allowance for loan losses is adequate to cover the risk of loss inherent in the portfolio but no assurance can be given that the current apparent stabilization of the Company's overall market area will not be unsettled by future events. Any such developments would be expected to adversely effect the financial performance of the Company.

The table below summarizes the Company's loan loss experience for the periods indicated:



                            For the three months                    For the year
                            ended March 31,                         ended December 31,

                               1996       1995                        1995       1994       1993
                         -------------------------                ---------------------------------
Balance at beginning of        $8,770     $8,326                    $ 8,326     $ 7,322   $ 5,794
 period

Chargeoffs:
Commercial & industrial           208         96                        411         350       435

Consumer installment & other      123        172                        593         292       449

Real estate mortgage              342        251                      1,164       1,059     1,103
                         -------------------------                ---------------------------------
Total charge-offs                 673        519                      2,168       1,701     1,987

Recoveries
Commercial                          3          9                         75          63       124

Installment                        54         34                        193         153       123

Real estate                        27                                    44          20         2
                         -------------------------                ---------------------------------
Total recoveries                   84         43                        312         236       249
                         -------------------------                ---------------------------------
Net charge-offs                  (589)      (476)                    (1,856)     (1,465)   (1,738)

Provision for Loan Losses         600        500                      2,300       2,400     3,266

Transfers, other *                                                                   69
                         -------------------------                ---------------------------------
Balance at end of period       $8,781     $8,350                    $ 8,770     $ 8,326   $ 7,322
                         =========================                =================================


Ratio of net charge-offs to
average loans outstanding
during the period                 .55%       .44%                       .43%        .37%      .49%
(annualized)

Allowance for loan losses as
a percent of period-end loans    2.05%      1.91%                      2.08%       1.93%     2.01%

Allowance as a percent of
non-performing loans              143%       184%                       166%        163%      123%

Nonperforming loans and OREO
to total loans and OREO          1.53%      1.51%                      1.53%       1.45%     1.97%


* An adjustment of $69,000 was transferred to the allowance for loan losses as a result of the acquisition of loans of the First National Bank of Amenia.

The table below summarizes the Company's nonperforming assets and restructured loans for the periods indicated (dollars in thousands):


                             at March 31,             at December 31,

                            1996      1995        1995       1994       1993
                          ------------------    ------------------------------
Nonaccrual loans: (1)

Real estate mortgage      $4,043   $3,886        $3,246    $3,866      $4,759

Commercial & Industrial    1,043      386         1,013       200         331

Consumer & other             105       66           148        39          48
                          ------------------    ------------------------------
Total nonaccrual loans      5,191    4,338        4,407     4,105       5,138

Loans 90 days or more
past due and still
accruing:

Real estate mortgage           98       73           28       620         313

Commercial & industrial       104                   476        84

Consumer & other               84       18           18       191          16
                          ------------------    ------------------------------
Total 90 days past due        286       91          522       895         329
accruing

Restructured - real           235      117          349       119         457
estate
                          ------------------    ------------------------------
Total non-performing
and restructured loans      5,712    4,546        5,278     5,119       5,924

Percent of total loans       1.28%    1.03%        1.23%     1.18%       1.63%

Other real estate           1,120    2,061        1,196     1,150       1,072
owned(2)
                          ------------------    ------------------------------
Total non-performing       $6,832   $6,607       $6,474    $6,269      $6,996
 assets
                          ==================    ==============================
Nonperforming assets as
a percent of total
assets                        .97%     .99%         .93%      .97%       1.17%
                          ==================    ==============================

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

(2) Net of allowance of  $250,000 in 1993.

Other real estate owned totals $1,120,000 at March 31, 1996 and includes eleven properties acquired through foreclosure: three parcels of land, five residences, and three non-farm nonresidential properties. Of this amount, there are contracts currently in place for sale of $851,000. Management believes that the carrying values of such properties adequately reflect the risk of loss in their orderly disposal. At March 31, 1996, the Company had approximately $12.2 million in loans requiring special attention (substandard), in addition to the nonperforming loans and other nonperforming assets noted above. Such loans are being monitored so that management will be able to quickly assess impairment, if present concerns about the borrowers ability to comply with repayment terms becomes evident. Most all such loans are collateralized by real estate. Further deterioration in such borrowers' financial position may result in classifying them as nonperforming assets. In the opinion of management, the risk of loss on these loans is adequately provided for in the Company's allowance for loan loss.

The following table summarizes impaired loans for the periods indicated (in thousands):


                               March 31, 1996  March 31, 1995  December 31, 1995
                               --------------  --------------  -----------------
Impaired loans with
allowance established
($712, $840 and $1,239,
respectively)                          $3,563          $3,498             $3,450


Impaired loans with a
writedown ($1,161, $280
and $740, respectively)                 1,628             507              1,071
                                       ------          ------             ------

Total                                  $5,191          $4,455             $4,521
                                       ======          ======             ======

Average amount of impaired loans
for the period                         $4,856          $4,700             $4,287
                                       ======          ======             ======

The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans (dollars in thousands):


                         March 31,          March 31,                             December 31,
                           1996               1995              1995                  1994             1993
                           ----               ----              ----                  ----             ----

Balance at end                  % of              % of                % of              % of                  % of
 of period            Amount   total    Amount   total     Amount    total    Amount   total    Amount       total
 applicable to:                loans             loans               loans             loans                 loans
- ------------------------------------------------------------------------------------------------------------------------
Commercial &
industrial         $ 2,376     17.28%  $ 2,289   22.50%   $ 2,355    16.6%    $ 2,010  22.10%   $ 2,520      19.10%

Consumer & other     1,466     16.51%    1,283   13.50%     1,400    16.1%      1,363  12.20%       881       9.50%

Real estate -
 construction                   2.10%             1.80%               3.1%              1.50%                 1.00%

Real estate -        4,151     64.11%    4,049   62.20%     4,247    64.2%      4,100  64.20%     3,155      70.40%
 mortgage

Unallocated            788                 729                768                 853               766

                 -------------------------------------------------------------------------------------------------------
Total               $8,781    100.00%   $8,350  100.00%    $8,770  100.00%     $8,326 100.00%    $7,332     100.00%
                 =======================================================================================================


Noninterest Income
- ------------------

Noninterest income increased $259,000 in the first quarter of 1996 to $1,545,000 compared to the same period of 1995. Of this amount, the level of service charges and fee income increased $175,000 due to implementation of a new service charge structure effective February 1996. An additional $73,000 related to sales of securities and $144,000 related to gains on sales of loans. These increases were partially offset by a decrease of $22,000 in annuity commissions.


Other Expenses
- --------------

Salaries and employee benefits increased $139,000. This increase is due entirely to recognizing the increased potential liability to the Company, from the impact of the recent increase of the Company's share price, on the value of certain stock appreciation rights previously granted to officers.

Occupancy and equipment expense increased by $85,000 to $1,008,000 at March 31, 1996. This increase is due to harsh weather experienced in the first quarter of 1996 compared to the mild weather in the first quarter of 1995.

Supplies expense decreased by $61,000 to $151,000 for the first quarter 1996 vs. 1995. Telephone expense decreased in the first quarter by $67,000 to $83,000. These expenses decreased due to both initiatives undertaken to reduce overhead expenses and a reduction in the remaining level of integration costs.

Other real estate owned expense decreased $20,000 to $26,000 for the three months ended March 31, 1996 as a result of reduced carrying costs associated with the lower levels of other real estate owned in 1996.

FDIC insurance expense decreased $314,000 to $7,000 as a result of the Bank Insurance Fund reaching the statutory limits of 1.25% of insured deposits. The Bank is currently billed at the statutory minimum of $2,000 per annum. The Bank has approximately $13 million in deposits insured by the Savings Association Insurance Fund of the FDIC, for which it is required to pay $.23 per thousand dollars of deposits.

Merger expenses decreased by $250,000 to $0. The Company established a one time provision for finalizing the conversion of its data processing systems in the first quarter of 1995.

Other expenses decreased $99,000 to $1,361,000 for the first quarter 1996 compared to the same period of 1995. This decrease related primarily to reductions in both promotional costs associated with new branches and products and miscellaneous write-offs from 1995 levels.

Pretax income, therefore, rose by $1,026,000 (49.6%) from $2,068,000 to $3,094,000 for the three months ended March 31, 1995 and 1996, respectively.

Income tax expense rose $398,000 as a result of the increase in pretax income noted above. The Company's effective tax rate was 34.9% and 33.0% for the three months ended March 31, 1996 and 1995, respectively as more of the Company's increase in pretax income was taxable at the statutory tax rates.

Asset/Liability Management
- --------------------------

Management believes the Company's ability to plan for changes in interest rates is a significant profitability factor. The Company's primary objective in managing interest rate sensitivity is to maintain a broadly balanced position between interest sensitive assets and liabilities in order to minimize the impact of significant interest rate fluctuations. Further, the historical level of demand deposits (approximately 20% of total deposits) helps to mitigate increases in interest rates and reduces the average cost of all liabilities to a level significantly below the average cost of only interest-bearing liabilities.

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of March 31, 1996 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. As shown in the chart below, at March 31, 1995, assuming no management action, the Company's near-term interest rate risk is to a declining rate environment, that is, net interest revenue would be expected to be adversely affected by a decline in interest rates below the rates embedded in the current yield curve. Over the first three months of 1996, approximately 10%
                                                                             ---
of the Company's interest rate sensitivity is related to changes in short term interest rates, particularly the prime rate. Interest rate risk exposure in the one year time frame is to a rising rate scenario, principally due to a high level of fixed-rate assets relative to liabilities that would reprice in that time frame. This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements nor management's actions that may be taken to manage this position.


                                                                          Greater
                                                      Total     One yr.    than
Maturity Repricing        3 months     4 months      within      to 5     five
Date (1)(2)                or less    to one yr.     one yr.     yrs.     yrs.     Total
                        --------------------------------------------------------------------
Securities                $ 55,627     $  45,183   $100,810   $ 75,701   $16,636   $193,147

Fed Funds                   31,238                   31,238                          31,238

Commercial loans (3)        85,189         2,889     88,078     10,560       700     99,338

Consumer loans (3)          30,067         7,640     37,707     53,927     1,604     93,238

Mortgage loans (3)          69,492        35,333    104,825     47,594    15,556    167,975
                            ------        ------    -------     ------    ------    -------
Total interest
earning assets (1)         271,613        91,045    362,658    187,782    34,496    632,328
                           -------        ------    -------    -------    ------    -------

Savings (4)                 65,415       147,720    213,135                         213,135

NOW (5)                                   52,223     52,223                          52,223

MMDA (5)                    71,909                   71,909                          71,909

Time (5)                    70,737        50,738    121,475     41,260              162,735
                           -------        ------    -------    -------              -------
Other interest-bearing
liabilities                                                      1,886                1,886

Total interest-bearing
 liabilities               208,061       250,681    458,742     43,146              501,888
                           -------      --------    -------     ------              -------
Interest Sensitivity
gap (6)                   $ 63,552     $(159,636)  $(96,084)  $144,636   $34,496   $130,440
                        --------------------------------------------------------------------
Gap as a percent of
 earnings assets             10.05%       (25.3)%    (15.2)%      22.8%      5.5%      20.6%
                        ====================================================================

(1) Interest rate sensitivity gaps are defined as the fixed rate positions (assets less liabilities) for a given time period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular period. The gap positions reflect a repricing date at which date funds are assumed to "mature" and reprice to a current market rate for the asset or liability. The table does not include loans in nonaccrual status or net unrealized gains recorded on "available-for-sale" securities as of March 31, 1996.


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

(6) Non-interest bearing deposit liabilities were approximately $132.6 million at March 31, 1996.

Capital Resources and Liquidity
- -------------------------------

The following summarizes the minimum capital requirements and capital position at March 31, 1996:


                                   Capital Position                 Minimum
                                   at March 31, 1996    Capital Requirements
                                   -----------------    --------------------

                                   Bank Only     Consolidated
                                   ---------     -------------

Total Capital
  to Risk-Weighted Assets                13.32%        14.76%       10%

Tier 1 Capital
  to Risk-Weighted Assets                12.06         13.50         6

Tier 1 Capital to Average
  Assets (Leverage Ratio)                 7.60          8.53         5(1)

(1) Regulatory authorities require all but the most highly rated banks and bank holding companies to have a leverage ratio of at least between 4.0% -5.0%.

The Company believes that its cash and cash equivalents of $64 million in addition to its securities available for sale of $169.9 million at March 31, 1996 are sufficient to meet both the funding needs of its borrowers and the liquidity requirements of its depositors.

PART II -  OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders.
- -------------------------------------------------------------

The Company held its Annual Meeting of Shareholders on May 2, 1996. The following matters were approved by the Company's shareholders at the meeting:

(1)  Election of directors for three year terms expiring in 1999.

     The total shares outstanding on the record date of March 29, 1996 were 3,918,404.755.

     Individually votes cast were as follows:


                                     Votes FOR        Votes WITHHELD
                                     ---------        --------------

    Robert M. Bowman                 2,860,415        1,706
    T. Jefferson Cunningham III      2,860,312        1,809
    Robert R. Fraleigh               2,860,290        1,832

    Other Directors continuing:            Term expires in
                                           ---------------

    R. Abel Garraghan                      1997
    Warren R. Marcus                       1997
    Robert J. Marvin                       1997
    Jack A. McEnroe                        1997
    Lewis J. Ruge                          1997
    James R. Williams                      1997
    H. Todd Brinckerhoff                   1998
    Edward vK. Cunningham, Jr.             1998
    Tyler Dann                             1998
    Robert L. Patrick                      1998
    John Charles VanWormer                 1998

Item 5.  Other Information
- --------------------------

On May 2, 1996, at the Organizational Meeting of the Board of Directors, the Board amended Section 801 of the Company's bylaws to eliminate the requirement that Sections 103, 207, 209, 210 and 801 may be amended or repealed, in whole or in part, only by vote of 80% of the entire Board of Directors. By doing so, any or all of the Company's bylaws may be amended or repealed by a majority vote of the entire Board of Directors.

Item 6(a).  Exhibits
- --------------------

Exhibit 3.2 Bylaws, as amended, of Hudson Chartered Bancorp, Inc. (filed herewith).
Exhibit 27        Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                               Hudson Chartered Bancorp, Inc.
                                     (Registrant)


Date:  May 10, 1996            /s/ Paul A. Maisch
                               ------------------
                               Paul A. Maisch
                               Duly Authorized Officer and
                               Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                               Hudson Chartered Bancorp, Inc.
                               (Registrant)


Date: May 10, 1996             ___________________________
                               Paul A. Maisch
                               Duly Authorized Officer and
                               Principal Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number            Description
- -------           -----------

3.2               Bylaws, as amended, of Hudson Chartered Bancorp, Inc.
27                Financial Data Schedule