Form 10-Q
period 1996-06-30
HUDSON CHARTERED BANCORP INC
filed 1996-08-12
CIK 776848

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1996
                                -------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to _________

Commission file number 0-17848
                       -------

                         HUDSON CHARTERED BANCORP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

          New York                    14-1668718
- -------------------------------       -------------------------
(State or other jurisdiction of       (I.R.S. Employer)
incorporation or organization)        Identification No.)

PO Box 310, Route 55, Lagrangeville, NY                      12540
- ----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

(914)471-1711
- -------------
(Registrant's telephone number, including area code)

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

4,291,995 shares of Common Stock outstanding, par value $.80 per share, at July 31, 1996.

HUDSON CHARTERED BANCORP, INC. & SUBSIDIARIES


INDEX

                                                     Page Reference
                                                    ---------------

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

Part 1
Item 1: Financial information

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES                    Form 10-Q
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

                                                   June 30,     December 31,
                                                     1996           1995
                                                 ------------   ------------
ASSETS
Cash and due from banks                       $       34,170  $      38,856
Federal funds sold                                    15,325         28,997
                                                  ----------     ----------
Total cash and cash equivalents                       49,495         67,853

Securities
 Available for sale                                  164,283        167,334
 Held to maturity                                     13,389         14,465
 Regulatory securities                                 2,755          2,107

Loans held for sale                                       69            273

Loans (see notes)

   Gross loans                                       434,432        422,083
Allowance for loan losses                             (8,770)        (8,770)

                                                  ----------     ----------
   Net loans                                         425,662        413,313

Premises and equipment, net                           16,593         17,062
Accrued Income                                         5,735          5,618
Other assets                                           7,620          8,458

                                                  ----------     ----------
TOTAL ASSETS                                   $     685,601  $     696,483

                                                  ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (see notes)
Non-Interest Bearing                           $     132,993  $     138,656
Interest Bearing                                     485,419        492,404

                                                  ----------     ----------
Total deposits                                       618,412        631,060

Notes payable                                          1,875          1,896
Other liabilities                                      3,528          3,598

                                                  ----------     ----------
   TOTAL LIABILITIES                                 623,815        636,554

STOCKHOLDERS' EQUITY (see notes)
Preferred stock Series B,
  7.25%, convertible, cumulative liquidation value                    5,713
Common stock                                           3,435          3,086
Common paid-in capital                                29,168         23,378
Retained earnings                                     30,167         27,454
Net unrealized securities (losses) gains                (209)           586
Employee stock ownership plan                           (150)          (171)
Treasury Stock                                          (625)          (117)

                                                  ----------     ----------
   TOTAL STOCKHOLDERS' EQUITY                         61,786         59,929

                                                  ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS'            $     685,601  $     696,483
EQUITY
                                                  ==========     ==========

See notes to condensed consolidated financial statements.



HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES                                   FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(dollars in thousands, except per share data)
(Unaudited)
                                                          Three         Three            Six            Six
                                                   Months Ended  Months Ended   Months Ended   Months Ended
                                                        6/30/96       6/30/95        6/30/96        6/30/95
                                                   ------------  ------------   ------------   ------------
Interest income:
 Loans, including fees                             $      9,696        10,066    $    19,442         19,660
 Federal funds sold                                         267           445            685            799
 Taxable securities                                       2,068         1,642          4,083          3,257
 Tax-exempt securities                                      541           505          1,065          1,028
                                                        _______       _______        _______        _______
Total interest income                                    12,572        12,658         25,275         24,744

Interest expense                                          4,945         5,483         10,110         10,410
                                                        _______       _______        _______        _______
Net interest income                                       7,627         7,175         15,165         14,334

Provision for loan losses                                   750           600          1,350          1,100
                                                        _______       _______        _______        _______
Net interest income
 after provision for loan losses                          6,877         6,575         13,815         13,234
                                                        _______       _______        _______        _______
Noninterest income:
 Service charges and fees                                 1,071           906          2,081          1,741
 Trust earnings                                             145           176            309            313
 Gains on sales of securities, net                           19            10             92             10
 Gains on sales of loans, net                                72           194            128            206
 Other income                                               259           333            501            635
                                                        _______       _______        _______        _______
Total noninterest income                                  1,566         1,619          3,111          2,905
                                                        _______       _______        _______        _______
GROSS OPERATING INCOME                                    8,443         8,194         16,926         16,139
                                                        _______       _______        _______        _______
Noninterest expense:
 Salaries and employee benefits                           2,829         2,900          5,816          5,748
 Net occupancy and equipment expense                        992           910          2,000          1,833
 FDIC insurance                                               9           390             16            711
 Stationary & supplies                                      157           241            308            453
 Telephone                                                  107           107            190            257
 Other real estate owned                                    (18)          102              8            177
 Merger related expense                                                                                 250
 Other expenses                                           1,176         1,246          2,303          2,344
                                                        _______       _______        _______        _______
Total noninterest expense                                 5,252         5,896         10,641         11,773
                                                        _______       _______        _______        _______

Income before income taxes                                3,191         2,298          6,285          4,366

 Income taxes                                             1,087           779          2,168          1,461
                                                        _______       _______        _______        _______
Net income                                            $   2,104         1,519    $     4,117          2,905
                                                        =======       =======        =======        =======

Weighted average common shares outstanding:
(in thousands)
Primary                                                   4,386         3,856          4,199          3,838
Fully diluted                                             4,398         4,297          4,396          4,279

Per common share data:
Primary earnings                                      $    0.48          0.36    $      0.96           0.70
Fully diluted earnings                                     0.48          0.35           0.94           0.68
Cash dividends declared                                    0.16          0.14           0.32           0.27
Book value at end of period                                                      $     14.39          12.69


See notes to condensed consolidated financial statements.



HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES                            FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)                                                                       Six
                                                                             Months   Ended
                                                                          6/30/96       6/30/95
OPERATING ACTIVITIES                                                    -------------------------

 Net income                                                             $     4,117    $    2,905
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for loan losses                                                    1,350         1,100
 Depreciation and amortization                                                  922           962
 Amortization of security premiums and
  accretion of discounts                                                        161           198
 Amortization of core deposit intangible                                         66            80
 Realized gains on sales of securities and loans                               (220)         (216)
 Deferred income tax benefits                                                  (112)          (72)
 Increase in other assets                                                       (43)         (695)
Decrease in other liabilities                                                   (94)       (2,564)
                                                                            ________      ________

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                    6,147         1,698
                                                                            ________      ________
INVESTING ACTIVITIES
 Proceeds from sales of securities
  available for sale                                                          8,157           510
 Proceeds from maturities of securities available for sale                   30,396        14,768
 Proceeds from maturities of securities held to maturity                      2,495         1,284
 Purchases of securities available for sale                                 (36,304)      (23,966)
 Purchases of securities held to maturity                                    (2,129)       (1,986)
 Sales of loans                                                               5,654        18,961
Transfer of loans to available for sale                                                   (11,360)
 Net increase in loans                                                      (19,021)       (7,534)
 Purchases of premises and equipment                                           (453)         (918)
 Proceeds from sale of OREO                                                     810           150
                                                                            ________      ________

 NET CASH USED BY INVESTING ACTIVITIES                                      (10,395)      (10,091)
                                                                            ________      ________
FINANCING ACTIVITIES
 Net increase (decrease) in deposit accounts                                (12,648)       28,342
 Repayments on borrowings                                                                  (6,107)
 Proceeds from issuance of stock                                                549           674
Redemption of Preferred Series B stock                                         (123)
 Repurchase of common stock                                                    (508)
 Cash dividends- preferred                                                     (193)         (207)
 Cash dividends- common                                                      (1,187)       (1,029)
                                                                            ________      ________
 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                            (14,110)       21,673
                                                                            ________      ________

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (18,358)       13,280

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              67,853        43,271
                                                                            ________      ________

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    49,495    $   56,551
                                                                            ========      ========

CASH PAID FOR:
 Interest                                                               $    10,308    $   10,329
 Taxes                                                                        2,168         1,620

NON-CASH ITEMS
 Transfer from loans to OREO                                            $     1,040    $    1,171
Sale of OREO funded by loans                                                     74
 Net change in unrealized gains (losses)
  on securities available for sale                                             (795)          544
 Change in deferred taxes on net unrealized gains
  (losses) on securities available for sale                                     559          (227)
Conversion of Preferred Series B stock into common shares                     5,590

See notes to condensed consolidated financial statements.

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY
(dollars in thousands, except per share data)
(unaudited)

                                                                                            Net
                                                                  Additional             Unrealized
                                            Preferred   Common      Paid-in   Retained   Gains(losses)  Treasury
                                              Stock      Stock      Capital    Earnings  on Securities   Stock     ESOP     Total
Balance January 1, 1996                        $5,713     $3,086     $23,378    $27,454       $586        ($117)   ($171)   $59,929

Net Income                                                                        4,117                                       4,117
Cash dividends declared on preferred
  stock                                                                             (89)                                        (89)
Cash dividends declared on common
  stock ($0.32 per share)                                                        (1,315)                                     (1,315)
Dividend reinvestment and stock
purchase plan -  22,480  shares                               18         388                                                    406
Conversion of Series B preferred
stock - 559,055 shares                         (5,590)       319       5,271                                                      0
(converted into 431,590 common
  shares)                                                                                                                         0
Redemption of Series B preferred
  stock                                          (123)                                                                         (123)
Options exercised -  14,555  shares                           12         131                                                    143
Purchase of treasury stock                                                                                 (508)               (508)
Payments on ESOP borrowings                                                                                           21         21
Net unrealized loss on securities                                                             (795)                            (795)
                                            ----------   --------   --------   --------     -------      ------   -------   --------

Balance June 30, 1996                              $0     $3,435     $29,168    $30,167      ($209)       ($625)   ($150)   $61,786
                                            =========   =========   ========   ========     =======      =======   ======   ========


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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 1996 and the consolidated results of operations for the three and six month periods ended June 30, 1996 and 1995 and the consolidated cash flows for the six month periods ended June 30, 1996 and 1995.

The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

The Company's consolidated revenues are primarily derived from its commercial banking subsidiary, The First National Bank of the Hudson Valley (the "Bank"). At June 30, 1996 the Bank had total assets of $679.2 million and total stockholder's equity of $54.0 million, compared, respectively, to $690.6 million and $53.0 million in total assets and total stockholder's equity at December 31, 1995. Net income of the Bank included in consolidated net income was $4.2 million and $3.0 million for the six month periods ended June 30, 1996 and 1995, respectively.

This Form 10-Q contains certain forward looking statements pertaining to net interest income and non-interest income. These projections are subject to various factors that could cause actual results to differ materially from the estimates made in the forward looking statements. Such factors include interest rates, customer preferences and local and general economic conditions.

Material intercompany items and transactions have been eliminated in consolidation.

Accounting for Stock-Based Compensation
- ---------------------------------------

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans and encourages, but does not require, entities to adopt that method in place of the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the stock. SFAS No. 123 also establishes fair value as the measurement basis for transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments.

An entity may continue to apply APBO No. 25 in accounting for stock-based employee compensation arrangements. However, entities doing so will be required to disclose, in their fiscal year-end accounts, pro forma net income and earnings per share determined as if the fair value based method established by SFAS No. 123 had been applied in measuring compensation cost.

The accounting provisions of SFAS No. 123 are effective for transactions entered into after December 15, 1995. Following adoption of SFAS No. 123, the Company will continue measuring compensation cost for employee stock compensation plans in accordance with the provisions of APBO No. 25.

Accounting for Mortgage Servicing Rights
- ----------------------------------------

The Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights" effective January 1, 1996. As a result of implementation, $33,000 was recorded as an asset for originated mortgage servicing rights which accordingly increased gains on sales of loans. This asset represents the present value of estimated future net cash flows related to normal servicing rights on $5,654,000 in originated mortgages sold into the secondary market in the first half of 1996. The Company regards .25% of sold loans as normal servicing rights. It is expected that most future originated long-term mortgages will be sold, many of which will be servicing retained, and thus the asset related to originated mortgage servicing rights will increase. As a result, gains on sales of loans may increase, and the annual income related to mortgage servicing may accordingly decline. The Company will reevaluate the asset on a quarterly basis for impairment and would establish a reserve if the fair value of such servicing rights is less than the recorded amounts. All previously originated and sold loans will continue to accrue income at the related servicing income of .25% as SFAS No. 122 can only be adopted prospectively.

Loans
- -----

Major classification of loans (not held for sale) are summarized below (in thousands):

                                          At June 30, 1996  At December 31, 1995
                                          ----------------  --------------------
Commercial and industrial                         $ 70,364              $ 69,889

Consumer installment                                70,880                63,554

Real estate - construction                           9,519                13,347

Real estate - mortgage                             279,225               271,068

Other loans                                          4,444                 4,225
                                                  --------              --------
Total                                             $434,432              $422,083
                                                  ========              ========

Deposits
- --------

Major classifications of deposits are summarized below (in thousands):

                                          At June 30, 1996  At December 31, 1995
                                          ----------------  --------------------
Demand deposits                                   $132,993              $138,656

NOW accounts                                        48,617                50,106

Money market deposit account                        63,921                66,526

Savings accounts                                   217,770               204,693

Time deposits under $100,000                       125,723               132,895

Time deposits over $100,000                         29,388                38,184
                                                  --------              --------
Total                                             $618,412              $631,060
                                                  ========              ========

Securities
- ----------

Securities consist of the following (in thousands):

                                     At June 30, 1996                    At December 31, 1995
                          ------------------------------------- ------------------------------------
                            Carrying     Amortized      Fair      Carrying    Amortized     Fair
                            Amount          Cost        Value      Amount        Cost       Value
                          ------------------------------------- ------------------------------------

US Treasury:
  Available for Sale        $ 69,304      $ 69,501     $ 69,304    $ 76,984    $ 76,504     $ 76,984

US Gov't Agencies:
  Available for Sale          30,515        30,272       30,515      36,555      36,247       36,555

Obligations of States
 and Political
 Subdivisions:
  Available for Sale          34,384        34,568       34,384      33,244      32,958       33,244
  Held to Maturity            13,364        13,364       13,786      14,440      14,440       14,897
Other Securities:
  Available for Sale          30,080        30,295       30,080      20,551      20,636       20,551
  Held to Maturity                25            25           25          25          25           25
  Regulatory Securities        2,755         2,755        2,755       2,107       2,107        2,107
                          --------------------------------------------------------------------------
Total Securities            $180,427      $180,781     $180,849    $183,906    $182,917     $184,363
                          ==========================================================================

Total Available for Sale    $164,283      $164,636     $164,283    $167,334    $166,345     $167,334
Total Held to Maturity        13,389        13,389       13,811      14,465      14,465       14,922
Regulatory Securities          2,755         2,755        2,755       2,107       2,107        2,107
                          --------------------------------------------------------------------------
Total Securities            $180,427      $180,780     $180,849    $183,906    $182,917     $184,363
                          ==========================================================================

At June 30, 1996 the net unrealized loss on Securities Available for Sale (net of tax effect of $144,000) that was included as a separate component of stockholders' equity was $(209,000).

Earnings per common share (1995 Data adjusted for 10% stock dividend)
- -------------------------

Primary earnings per common share is computed as follows (in thousands, except per share data):

                                             Three months      Six months ended
                                            ended June 30,         June 30,
                                          ------------------  ------------------
                                            1996      1995      1996      1995
                                          --------  --------  --------  --------
Weighted average common shares               4,291     3,805     4,104     3,784
 outstanding
Net effect of dilutive stock options at
 average market price                           95        51        95        54
                                            ------    ------    ------    ------
Total "primary" shares                       4,386     3,856     4,199     3,838
                                            ======    ======    ======    ======
Net Income                                  $2,104    $1,519    $4,117    $2,905
Less preferred stock dividends declared          0       103        89       207
                                            ------    ------    ------    ------
Net income applicable to common stock       $2,104    $1,416    $4,028    $2,698
                                            ======    ======    ======    ======
"Primary" earnings per common share          $0.48     $0.36     $0.96     $0.70
                                            ======    ======    ======    ======

Fully diluted earnings per common share is computed as follows (in thousands, except per share data):

                                            Three months ended     Six months
                                                 June 30,        ended June 30,
                                            ------------------  ----------------
                                              1996      1995     1996     1995
                                            --------  --------  -------  -------
Weighted average common shares outstanding     4,291     3,805    4,104    3,784

Net effect of dilutive stock options (at         107        51      107       54
period end market price)

Assumed conversion of Series B, preferred          0       441      185      441
 stock                                      --------    ------   ------   ------

Total "fully diluted" shares                   4,398     4,297    4,396    4,279
                                            ========    ======   ======   ======
Net income applicable to common stock         $2,104    $1,519    4,117    2,905
                                            ========    ======   ======   ======
"Fully diluted" earnings per common share      $0.48     $0.35    $0.94    $0.68
                                            ========    ======   ======   ======


Stockholders' Equity
- --------------------

On March 12, 1996, the Company called all the outstanding (571,301) shares of the Series B preferred stock for redemption, effective April 15, 1996. Of the 571,301 shares outstanding, 559,055 shares of Series B preferred were converted into 431,500 shares of common stock of the Company and 12,246 shares were redeemed, for a total reduction of stockholders' equity related to redemption of $122,500, which was paid from the Company's liquid assets. Of the 575,000 authorized shares of Series B Preferred, 571,301 shares were outstanding at December 31, 1995.

Authorized common stock, $.80 par value, is 20,000,000 shares. Issued and outstanding shares at June 30, 1996 and December 31, 1995, were 4,293,093 and 3,499,825, respectively. The Company paid a 10% stock dividend in January 1996 which increased common shares outstanding by approximately 350,000 shares.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
- -------------------

The Company's financial condition on June 30, 1996 reflected total assets of $685.6 million or a decrease of $10.9 million or 1.6% from total assets at December 31, 1995. Net loans increased some $12.3 million or 3.0% to $425.7 million at June 30, 1996. Cash and cash equivalents decreased $18.4 million or 27.0% to $49.5 million at June 30, 1996. Other assets decreased by $.7 million. Aggregated securities investments were $180.4 million at June 30, 1996, a decrease of $1.4 million or .8% from the level at December 31, 1995.

Of the increase in loans, commercial loans increased $.5 million or .7%. Consumer installment loans increased $7.3 million or 11.5% as the Bank continues to generate automobile loans through a network of local automobile dealerships in order to build its consumer loan volumes. Due to the competitive nature of this type of financing, the yields obtained on this type of financing may be
somewhat lower than other consumer loan products.   Indirect automobile
financing can carry a higher risk of loss than direct financing. In order to manage the risk the Company maintains enhanced credit policies and procedures on this portfolio. Real estate mortgage loans (construction and permanent financing) increased by $4.3 million to $288.7 million at June 30, 1996, reflecting increases in commercial mortgage lending activities.

Total deposits decreased $12.6 million or 2.0% in the first six months of 1996 to $618.4 million. Of this amount, total Public (Municipal) Funds decreased $1.1 million or 2.6% to $40.9 million and total non-public funds decreased $11.6 million or 2.0% to $577.3 million. The following tables summarize the net changes in public (municipal) fund and non-public fund deposits from December 31, 1995 to June 30, 1996 (in thousands):

Public Funds

                                                        Percent
                                                        Change
                           Balance   Balance    Net     over
                          12/31/95   6/30/96   Change   Y/E'95
                       ----------------------------------------
Demand accounts          $   2,947  $  2,682  $  (265)   (9.0)%

NOW accounts                 8,237     8,848      611      7.4

Money market accounts       12,223    13,965    1,742     14.3

Savings accounts             3,094     3,328      234      7.6

Time deposits               15,465    12,050   (3,415)   (22.1)
                       ----------------------------------------
Total public deposits    $  41,966  $ 40,873  $(1,093)    (2.6%)
                       ========================================

The decrease in public funds is primarily attributable to school district balances. Tax receipts for school districts occur regularly in the third quarter of each year.

Non Public Funds

                                                              Percent
                                                               Change
                              Balance    Balance   Net           over
                              12/31/95   6/30/96  Change       Y/E'95
                            -----------------------------------------
Demand accounts              $ 135,709  $130,311  $ (5,398)    (4.0)%

NOW accounts                    41,869    39,769    (2,100)     (5.0)

Money market accounts           54,303    49,956    (4,347)     (8.0)

Savings accounts               201,599   214,442    12,843       6.4

Time deposits                  155,614   143,061   (12,553)     (8.1)
                           -----------------------------------------
Total non public deposits    $ 589,094  $577,539  $(11,555)    (2.0)%
                           =========================================

The increase in nonpublic savings funds of $12.8 million is principally attributable to the growth in savings due to the Bank's Merit savings product
(a package of free services with a savings account interest rate tied to the Federal Reserve discount rate). This increase partially offsets declines in other accounts. Demand deposit declines principally represent a period-end effect, as average balances in demand deposits during the second quarter were approximately $134.0 million. The decrease from the average balances reflects June 15, 1996 corporate tax payments. Further, Management believes the decline in Money Market and NOW accounts represent a continued migration of these balances to higher interest products (time and savings accounts). The decline in time deposit accounts of $12.5 million represents maturing certificates of deposit which had interest rates higher than renewal rates. Many of these funds were also reinvested in the Merit savings products which pay a relatively higher rate of interest without the term restrictions associated with time deposits. These shifts in deposits will raise the cost of interest bearing liabilities. However, the impact of such deposit migration on the Company's overall average cost of funds is mitigated by the high level of the Company's demand deposit base.

In this connection, it should also be noted that the Company previously offered a premium rate "15 month" certificate of deposit. Such deposits totaled approximately $17.0 million and carried interest rates between 6.75% and 7.25%. These deposits matured during the second quarter of 1996. Although the Company promoted alternative products to these customers, due to the significantly lower general market rates approximately $6.0 million of these deposits left the bank. The remainder of these deposits were retained at substantially lower interest costs. This had a positive effect on interest expense by reducing the overall cost of the bank's liabilities. Thus, comparing the Company's net interest margin between the second quarter of 1995 and the second quarter of 1996, the net interest margin increased by .03%.

Total stockholders' equity showed an increase of $1,857,000 or 3.1%. This increase is due to net income of $4,117,000, for the six months ended
June 30, 1996 and additional common stock of $549,000 issued through the dividend reinvestment plan and the exercise of stock options. These increases in stockholders' equity were partially offset by dividends declared of $1,404,000, purchases of treasury stock of $508,000, and a decline of $795,000 (after tax) in unrealized securities gains due to movement in market rates. On March 12, 1996, the Company called all the outstanding (571,301) shares of the Series B preferred stock for redemption, effective April 15, 1996. Of the 571,301 shares outstanding, 559,055 shares of Series B preferred were converted into 431,500 shares of common stock of the Company and 12,246 shares were redeemed, for a total reduction of stockholders' equity related to redemption of $122,500, which was paid from the Company's liquid assets. At current dividend rates on its common stock, the redemption/conversion of the preferred stock will reduce the overall dividends paid by approximately $138,000 per annum from the levels previously paid on the preferred stock.

Results of Operations
- ---------------------

Interest income as reported, for the six months ended June 30, 1996 compared to the same period in 1995 increased $531,000 while interest expense decreased by $300,000. This resulted in an increase in net interest income of $831,000. Provision for loan losses increased by $250,000. Total operating expenses decreased by $1,132,000. Net income increased by $1,212,000 or 41.7%. Fully diluted earnings per share increased $.13 to $.48 in the second quarter of 1996 vs. 1995.

Net income and earnings per common share data is presented in the following table:

                             Three months ended     Six months ended
                              6/30/96   6/30/95     6/30/96     6/30/95
                             ---------  --------   ---------   --------
Net income (in thousands)       $2,104    $1,519     $4,117     $2,905
Per common share:
Primary earnings                $ 0.48    $ 0.36     $ 0.96     $ 0.70
Fully diluted earnings          $ 0.48    $ 0.35     $ 0.94     $ 0.68

The Company's return on assets, return on equity and return on common equity for the six months ended June 30, 1996 and 1995, are detailed in the table below:

                            Three months ended       Six months ended
                            6/30/96    6/30/95     6/30/96     6/30/95
                            -------    --------    -------     -------
Return on assets               1.22%       .92%       1.20%        .89%
Return on total
 stockholders' equity          13.70      11.13       13.52       10.78

Return on common equity        13.70      11.59       13.80       11.19

Interest income
- ---------------

On a tax equivalent basis, gross interest income increased by $533,000 or 2.1% for the six months ended June 30, 1996 compared to the same period in 1995. Total interest expense decreased by $300,000 or 2.9% for the six months period ended June 30, 1996 as compared to the six months ended June 30, 1995. At
June 30, 1996, the Company experienced a net increase in average earning assets compared to June 30, 1995 of $33.6 million, but a net decrease in average loans of $4.0 million as a result of the sales of $25.0 million in long-term fixed rate mortgages in the second and third quarter of 1995. Consequently, fed funds sold and securities increased by approximately $37.7 million. These assets generally carry lower yields than loans. This asset growth was principally funded by an increase in average deposits of $26.4 million for the six month period ended 1996 compared to 1995, of which $16.5 million were interest bearing (generally higher yielding products such as Merit savings and time deposits) and $9.9 million were non-interest-bearing. The remaining growth was funded by an increase in shareholders' equity.

The table below sets forth the consolidated average balance sheets for the Company for the periods included. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities.

                                                            Six Months Ended June 30,
                                                    1996                                 1995
                                                    ----                                 ----
                                         Average              Yield/    Average              Yield/
                                         Balance   Interest    Cost     Balance   Interest    Cost
- ---------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:

Loans                                   $428,617    $19,442     9.07%  $432,637    $19,660     9.09%

Taxable  Securities                      136,560      4,083     5.98%    98,783      3,257     6.59%
Tax-exempt  Securities (2)                45,224      1,597     7.06%    43,563      1,558     7.15%

Fed Funds Sold                            25,688        685     5.33%    27,469        799     5.82%
                                        --------    -------            --------    -------
Total Interest Earning Assets            636,089     25,807     8.11%   602,452     25,274     8.39%

Cash & Due from Banks                     31,719                         29,606

Premises & Equipment                      16,810                         17,845

Other Assets                              12,874                         14,049
Allowance for Loan Losses                 (8,487)                        (8,487)
                                        --------                       --------
Total Assets                            $689,005                       $655,465
                                        ========                       ========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-Bearing Liabilities:

Savings                                 $209,700    $ 4,117     3.93%  $184,154    $ 3,995     4.43%

NOW accounts                              49,179        299     1.22%    53,907        565     2.10%

Money Market Accounts                     69,029      1,159     3.36%    79,375      1,429     3.60%

Certificates over $100,000                22,851        619     5.42%    26,164        745     5.69%

Other Time Deposits                      139,425      3,861     5.54%   130,127      3,594     5.52%

Borrowed Funds                             1,886         55     5.83%     2,329         82     7.04%
                                        --------    -------            --------    -------

Total Interest-Bearing Liabilities       492,070     10,110     4.11%   476,056     10,410     4.37%

Demand Deposits                          131,790                        121,853

Other                                      4,257                          3,638
                                        --------                       --------

Total Noninterest-
Bearing Liabilities                      136,047                3.22%   125,491                3.46%

Stockholder Equity                        60,888                         53,918
                                        --------                       --------
Total Liabilities and
Stockholders' Equity                    $689,005                       $655,465
                                        ========                       ========

Net interest Margin                                  15,697     4.94%               14,864     4.93%

Ratio of Average Interest-Earning
 Assets to Average Interest-Bearing
 Liabilities                              129.27%                        126.55%

Less Tax  Equivalent Adjustments                       (532)                          (530)
                                                    -------                        -------

Net Interest Income                                 $15,165     4.77%              $14,334     4.76%
                                                    =======                        =======     ====

(1) Average Balances include non-accrual loans.
(2) Yields on tax-exempt securities based on a Federal tax rate of 34%.

The following table reflects the effects of changes in volumes and interest rates for each of the same categories on a tax equivalent basis:

Rate/Volume Analysis (in thousands)
                                             Six Months Ended June 30,
                                                   1996 vs. 1995
                                     ------------------------------------------
                                             Increase (Decrease) due to
                                     ------------------------------------------
                                        Volume           Rate           Net
                                       ---------        ------        -------
Interest Income:
Loans                                    $ (183)        $ (35)         $(218)

Taxable investment securities             1,245          (419)           826

Tax-exempt investment
 securities                                 (59)           20            (39)

Federal funds sold                          (52)          (62)          (114)

                                       ---------      --------        -------
Total interest income                     1,069          (536)           533

Interest expense:

  Savings deposits                          554          (432)           122

  NOW/accounts                              (50)         (216)          (266)

  Money market accounts                    (186)          (84)          (270)

  Certificates over $100,000                (94)          (32)          (126)

  Other time                                257            10            267

  Borrowed funds                            (16)          (11)           (27)
                                       ---------      --------        -------
Total interest expense                      465          (765)          (300)
                                       ---------      --------        -------
Net interest margin                         604           229            833
                                       ---------      --------        -------
  Less tax equivalent affect                 (4)            2             (2)
                                       ---------      --------        -------
Net interest income                      $  600         $ 231          $ 831
                                       =========      ========        =======


Average yields on interest earning assets decreased .28% to 8.11% in the second quarter 1996 vs. 1995. The average cost of interest-bearing liabilities decreased .26% to 4.11% in the same period. Net interest margins on a tax equivalent basis increased .01% to 4.94% for the six months ended June 30, 1996 compared to the same period in 1995. Variances due to changes in rates produced a $231,000 increase in net interest income in the second quarter of 1996 compared to the same period in 1995. Additionally, the increase in average earning assets of $33.6 million contributed $600,000 in additional net interest income over the same periods.

The net effect was that net interest income before provisions for loan losses increased to $15.2 million for the six months ended June 30, 1996 compared to $14.3 million for the comparable period in 1995, or an increase of $831,000 (5.8%).

Provision for loan losses and credit quality
- --------------------------------------------

The loan loss provision for the six month period ended June 30, 1996 was $1,350,000 compared to $1,100,000 for the comparable period in 1995, a 22.7% increase. Total net charge-offs for the six months of 1996 were $1,350,000, compared to $927,000 for the same period in 1995. The ratio of net chargeoffs to loans, on an annualized basis, increased to .62% in the first six months of 1996 vs. .43% over the full year of 1995. The increase in charge-offs over the first six months of 1995 is spread almost equally between commercial loans and residential real estate related loans. (There was no increase in commercial real estate loan charge-offs.) Most of the increase is associated with increasing difficulties being experienced by borrowers unable to cope with the extended economic impact of the complete closure of the IBM Kingston facility in 1995. While there was significant turnover in the Company's OREO portfolio, OREO balances outstanding remained unchanged from year-end 1995, and non-performing loans declined by some $450,000, from $6.5 million to $6.1 million, attributable to $650,000 decrease in nonperforming commercial and industrial loans. The Company's ratio of loan loss allowance to non-performing loans stood at 182% at June 30, 1996 compared to 166% at year-end 1995, and the allowance represented 2% of loans vs. 2.1% at the end of 1995. The period-end ratio of non-performing assets to total assets declined somewhat to .89% at June 30, 1996 vs. .93% at December 31, 1995, due primarily to the slight decline in non-performing assets during this period.

These nonperforming assets represent 96 loans or properties of which 22 have balances in excess of $100,000, and no loan has a balance greater than $300,000. Of the nonperforming assets total, 45.5% is secured by residential property, 34.9% by commercial property, and 19.6% by other assets or unsecured.

Provisions for loan losses are based on management's assessment of risk of loss inherent in the loan portfolio and as such reflect both trends in local economic conditions and the categorization of the credit quality of the individual loans it has made. Such assessment is ongoing, and may not directly reflect the charge-offs taken in any accounting period, although the trend in charge-offs is an important element in the evaluation of the adequacy of the allowance for loan losses, and accordingly, provisions have tended to increase in periods when the level of charge-offs might indicate a deteriorating condition in the loan portfolio. Provisioning policy during the recent years has resulted in a ratio of allowance for loan losses to total loans of approximately 2.0%. The ratio of the allowance for loan losses to total nonperforming loans does not reflect collateral values, although 80% of all of the Bank's nonperforming assets are collateralized by real estate.

Recent statistical data indicates that economic conditions may have stabilized, except for Ulster County, which relatively, was the county most severely impacted by the IBM cutbacks. Ulster County has lost approximately 4,800 jobs since June 1992 (just prior to the IBM cutbacks). Of the previously announced 4,000 jobs planned to move to the IBM Kingston facility, approximately 3,000 private sector jobs have now been agreed by the State, although many of these jobs will initially be seasonal. The move of the remaining jobs (state employees) has been put on hold pending further analysis by State officials. Despite some clear signs of recovery in certain sectors, taken as a whole, the local region continues to perform less favorably in comparison to many other regions in the United States. Management, therefore, continues to closely monitor local economic conditions relative to the impact of IBM's downsizing and the significant vacancy rates of commercial office and industrial space. Management believes that the allowance for loan losses is adequate to cover the risk of loss inherent in the portfolio but no assurance can be given that the current apparent stabilization of the Company's overall market area will not be unsettled by future events. Any such developments would be expected to adversely effect the financial performance of the Company.

The table below summarizes the Company's loan loss experience for the periods indicated:

                              For the six months                For the year
                                ended June 30,               ended December 31,

                               1996       1995       1995      1994       1993
                           ---------------------  -----------------------------
Balance at beginning of       $ 8,770     $8,326  $  8,326    $ 7,322   $ 5,794
 period

Chargeoffs:
Commercial & industrial           434        210       411        350       435

Consumer installment &
 other                            347        353       593        292       449

Real Estate Mortgage              716        470     1,164      1,059     1,103

                           ---------------------   ----------------------------
Total charge-offs               1,497      1,033     2,168      1,701     1,987

Recoveries:

Commercial                         33         13        75         63       124

Installment                        83         67       193        153       123

Real estate                        31         26        44         20         2
                           ---------------------   ----------------------------
Total recoveries                  147        106       312        236       249
                           ---------------------   ----------------------------
Net charge-offs                (1,350)      (927)   (1,856)    (1,465)   (1,738)

Provision for Loan Losses       1,350      1,100     2,300      2,400     3,266

Transfers, other *                                                 69
                           ---------------------   ----------------------------
Balance at end of period       $8,770     $8,499    $8,770     $8,326    $7,322
                           =====================   ============================
Ratio of net charge-offs
 to average loans
 outstanding during the           .62%       .43%      .43%       .37%      .49%
 period (annualized)

Allowance for loan losses
 as a percent of
 period-end loans                2.02%      1.97%     2.08%      1.93%     2.01%

Allowance as a percent of
 non-performing loans             182%       202%      166%       163%      123%

Nonperforming loans and
 OREO to total loans
 and OREO                        1.40%      1.42%     1.53%      1.45%     1.97%

* An adjustment of $69,000 was transferred to the allowance for loan losses as a result of the acquisition of loans of the First National Bank of Amenia.


The table below summarizes the Company's nonperforming assets and restructured loans for the periods indicated (dollars in thousands):

                             at June 30,          at December 31,

                            1996     1995     1995     1994     1993
                         ----------------   -------------------------
Nonaccrual loans: (1)
Real estate mortgage       $3,605   $3,662   $3,246   $3,866   $4,759

Commercial & Industrial       693      192    1,013      200      331

Consumer & other               95      201      148       39       48
                         -----------------   ------------------------
Total nonaccrual loans      4,393    4,055    4,407    4,105    5,138

Loans 90 days or more
 past due and still
 accruing:

Real estate mortgage           42       61       28      620      313

Commercial & industrial       143       48      476       84

Consumer & other               14       10       18      191       16
                         -----------------   ------------------------
Total 90 days past due        199      119      522      895      329
 accruing

Restructured - real           234      351      349      119      457
 estate
                         -----------------   ------------------------
Total non-performing
 and restructured loans     4,826    4,525    5,278    5,119    5,924

Percent of total loans       1.11%    1.05%    1.23%    1.18%    1.63%

Other real estate           1,273    1,949    1,196    1,150    1,072
 owned(2)                -----------------   -------------------------

Total non-performing       $6,099   $6,474   $6,474   $6,269   $6,996
 assets
                         =================   ========================
Nonperforming assets as
 a percent of total
 assets                       .89%     .97%     .93%     .97%    1.17%
                           =================   ========================

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

Other real estate owned totals $1,273,000 at June 30, 1996 and includes twelve properties acquired through foreclosure: three parcels of land, seven residences, and two non-farm nonresidential properties. Of this amount, there are contracts currently in place for sales totaling $351,000. Management believes that the carrying values of such properties adequately reflect the risk of loss in their orderly disposal. At June 30, 1996, the Company had approximately $13.0 million in loans requiring special attention (substandard), in addition to the nonperforming loans and other nonperforming assets noted above. Such loans are being monitored so that if present concerns about the borrowers ability to comply with repayment terms becomes evident, management will be able to quickly assess impairment. Most all such loans are collateralized by real estate. Further deterioration in such borrowers' financial position may result in classifying them as nonperforming assets. In the opinion of management, the risk of loss on these loans is adequately provided for in the Company's allowance for loan losses.

The following table summarizes impaired loans for the periods indicated (in thousands):

                                    June 30, 1996  December 31, 1995
                                    -------------  -----------------
Impaired loans with allowance
 established ($789 and $1,239,
 respectively)                             $3,802             $3,450


Impaired loans with a writedown
($960 and $740, respectively)                 825              1,071
                                           ------             ------
Total                                      $4,627             $4,521
                                           ======             ======
Average amount of impaired loans
for the period                             $4,852             $4,287
                                           ======             ======

The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans (dollars in thousands):

                       June 30,          June 30,                          December 31,
                         1996              1995              1995              1994              1993
                   ----------------  ----------------  ----------------  ----------------  ----------------
Balance at end               % of              % of              % of              % of              % of
 of period         Amount   total    Amount   total    Amount   total    Amount   total    Amount   total
 applicable to:             loans             loans             loans             loans             loans

- ----------------------------------------------------------------------------------------------------------
Commercial &
 industrial         $2,255    16.2%   $2,455   14.56%   $2,355    16.6%   $2,010   22.10%   $2,520   19.10%

Consumer &
 other               1,532   17.30     1,301   13.89%    1,400    16.1%    1,363   12.20%      881    9.50%

Real estate -
 construction                 2.20              2.56%              3.1%             1.50%             1.00%

Real estate -        4,216   64.30     4,187   68.99%    4,247    64.2%    4,100   64.20%    3,155   70.40%
 mortgage
Unallocated            767               556               768               853               766
                 -----------------------------------------------------------------------------------------
Total               $8,770  100.00%   $8,499  100.00%   $8,770  100.00%   $8,326  100.00%   $7,332  100.00%
                 =========================================================================================

Noninterest Income
- ------------------

Noninterest income increased $206,000 in the first half of 1996 to $3,111,000 compared to the same period of 1995. Of this amount, the level of service charges and fee income increased $340,000 due to implementation of a new service charge structure effective February 1996. An additional $82,000 related to sales of securities. These increases were partially offset by a decrease of $28,000 in annuity and mutual funds. While gains on loan sales decreased $78,000; $174,000 is due to a one-time gain on sale of fixed rate residential mortgage loans in June 1995. Therefore, underlying gains on sales of loans into the secondary mortgage market actually increased by $96,000.

Other Expenses
- --------------

Salaries and employee benefits increased $68,000. This increase is due entirely to the impact of the recent increase of the Company's share price, on the value of certain stock appreciation rights previously granted to officers.
($139,000). Therefore, underlying salary and benefit expense decreased by $71,000.

Occupancy and equipment expense increased by $167,000 to $2,000,000 at June 30, 1996. This increase is due to harsh weather experienced in the first quarter of 1996 compared to the mild weather in the first quarter of 1995, and higher level of equipment expense in 1996 vs. 1995.

Supplies expense decreased by $145,000 to $308,000 for the first half of 1996 vs. 1995. Telephone expense decreased in the first half by $67,000 to $190,000. These expenses decreased due to both initiatives undertaken to reduce overhead expenses.

Other real estate owned expense decreased $167,000 to $8,000 for the six months ended June 30, 1996 as a result of reduced carrying costs associated with the lower levels of other real estate owned in 1996 and gains recognized on disposal totaling $63,000.

FDIC insurance expense decreased $695,000 to $16,000 as a result of the Bank Insurance Fund reaching the statutory limits of 1.25% of insured deposits. The Bank is currently billed at the statutory minimum of $2,000 per annum. The Bank has approximately $13.0 million in deposits insured by the Savings Association Insurance Fund of the FDIC ("OKAR" deposits), for which it is required to pay $.23 per thousand dollars of deposits.

Merger expenses decreased by $250,000 to $0. The Company established a one time provision for finalizing the conversion of its data processing systems in the first quarter of 1995.

Other expenses decreased $41,000 to $2,303,000 for the second half of 1996 compared to the same period of 1995. This decrease relates primarily to lower miscellaneous write-offs from 1995 levels.

Pretax income, therefore, rose by $1,919,000 (44%) from $4,366,000 to $6,285,000 for the six months ended June 30, 1995 and 1996, respectively.

Income tax expense rose $707,000 as a result of the increase in pretax income noted above. The Company's effective tax rate was 34.5% and 33.5% for the six months ended June 30, 1996 and 1995, respectively as more of the Company's increase in pretax income was taxable at the statutory tax rates.

Three months ended June 30, 1996 vs. June 30, 1995
- --------------------------------------------------

Net interest income increased $452,000 or 6.3% for the three months ended June 30, 1996 compared to 1995, primarily due to reductions in interest expense of $538,000.

Provisions for loan losses increased $150,000 or 25.0% to $750,000 due to management's assessment of the amounts necessary to maintain an adequate allowance for possible loan losses.

Other income decreased $53,000 to $1,566,000 for the three months ended
June 30, 1996, primarily as a result of the one-time gains recorded on sales of long term fixed rate residential mortgages, of $174,000 for the three months ended June 30, 1995. This was offset by service charges increases of $165,000 in the three months ended June 30, 1996 compared to 1995. Further, other income decreased $74,000 due to decreases in annuity sales and commissions on sales of check orders.

Total noninterest expense decreased $644,000 to $5,252,000 for the three months ended June 30, 1996 compared to June 30, 1995.

Salaries and benefits decreased by $71,000 in this period due to non-recurring severances of $50,000 in 1995. Occupancy expense increased by $82,000 as equipment expenses exceeded the prior year.

Other real estate owned expense decreased $120,000 to ($18,000) in the three months ended June 30, 1995, primarily due to gains on disposal of properties in the second quarter of 1996.

FDIC insurance premiums decreased $381,000 in the second quarter of 1996 as a result of reduction of the FDIC assessments.

Other noninterest expense decreased $274,000 of which $100,000 relates to the 1995 A.T. Hudson contract and $150,000 relates to 1995 computer consulting expenses in connection with the integration of the predecessor banks.

Pretax income increased $893,000 or 38.9% for the three months ended June 30, 1996 compared to the same period of 1995, and income taxes increased $308,000 or 39.5% as more pretax income was subject to statutory rates. Income after taxes increased $585,000 to $2,164,000 or 38.5% for the three months ended June 30, 1996.

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

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of June 30, 1996 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. As shown in the chart below, at June 30, 1996, assuming no management action, the Company's near-term interest rate risk is to a declining rate environment, that is, net interest revenue would be expected to be adversely affected by a decline in interest rates below the rates embedded in the current yield curve. Over the next three months of 1996, approximately 10.4% of the Company's interest rate sensitivity is related to changes in short term interest rates, particularly the prime rate. Interest rate risk exposure in the one year time frame is to a rising rate scenario, principally due to a high level of fixed-rate assets relative to liabilities that would reprice in that time frame. Through the Company's asset/liability management programs, this overall sensitivity to rising rates within one year has been reduced from 15.2% of earning assets at March 31, 1996 to 9.5% of earning assets at June 30, 1996. This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements nor management's actions that may be taken to manage this position.


                                                                          Greater
Maturity Repricing                                  Total       One yr.    than
Date (1)(2)               3 months    4 months      within       to 5      five
                          or less    to one yr.     one yr.      yrs.       yrs.     Total
                        --------------------------------------------------------------------
Securities                $ 50,467   $   33,131   $  83,598   $  80,087   $17,096   $180,781

Fed Funds                   15,325                   15,325                           15,325

Commercial loans (3)        78,778        3,704      82,482      11,474       356     94,312

Consumer loans (3)          30,051       17,666      47,717      58,670     1,789    108,176

Mortgage loans (3)          72,127       78,222     150,349      58,822    11,109    220,220
                          --------   ----------   ---------   ---------   -------   --------
Total interest
earning assets (1)         246,748      132,723     379,471     209,053    30,350    618,874
                          --------   ----------   ---------   ---------   -------   --------

Savings (4)                 67,590      150,180     217,770                          217,770

NOW (5)                                  48,617      48,617                           48,617

MMDA (5)                    63,921                   63,921                           63,921

Time (5)                    51,097       50,986     108,083      47,028              155,111
                          --------   ----------   ---------   ---------             --------

Other interest-bearing
 liabilities                                                      1,875                1,875

Total interest-bearing
 liabilities               182,608      255,783     438,391      48,903              487,294
                          --------   ----------   ---------   ---------             --------

Interest Sensitivity
gap (6)                   $ 64,140   $(123,060)    $(58,920)   $160,150   $30,350   $131,580
                          ------------------------------------------------------------------
Gap as a percent of
 earnings assets              10.4%      (19.9)%      (9.5)%       25.9%      4.9%      21.3%
                         ====================================================================

(1) Interest rate sensitivity gaps are defined as the fixed rate positions (assets less liabilities) for a given time period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular period. The gap positions reflect a repricing date at which date funds are assumed to "mature" and reprice to a current market rate for the asset or liability. The table does not include loans in nonaccrual status or net unrealized losses recorded on "available-for-sale" securities as of June 30, 1996.

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

(6) Non-interest bearing deposit liabilities were approximately $133 million at June 30, 1996.

Capital Resources and Liquidity
- -------------------------------

The following summarizes the minimum capital requirements and capital position at June 30, 1996:

                             Capital Position                          Minimum
                             at June 30, 1996             Capital Requirements
                             ----------------             --------------------
                             Bank Only   Consolidated
                             ----------  ------------
Total Capital
  to Risk-Weighted Assets        13.15%         14.71%           10%

Tier 1 Capital
  to Risk-Weighted Assets        11.90          13.45             6
Tier 1 Capital to Average
  Assets (Leverage Ratio)         7.76           8.81             5(1)

(1) Regulatory authorities require all but the most highly rated banks and bank holding companies to have a leverage ratio of at least between 4.0% -5.0%.

The Company believes that its cash and cash equivalents of $49.5 million in addition to its securities available for sale of $164.3 million at June 30, 1996 are sufficient to meet both the funding needs of its borrowers and the liquidity requirements of its depositors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                  Hudson Chartered Bancorp, Inc.
                                        (Registrant)


Date:  August 8, 1996             /s/ Paul A. Maisch
                                  ------------------
                                  Paul A. Maisch
                                  Duly Authorized Officer and
                                  Principal Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number       Description
- -------      -----------

27           Financial Data Schedule