Form 10-Q
period 1996-09-30
HUDSON CHARTERED BANCORP INC
filed 1996-11-12
CIK 776848

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       SEPTEMBER 30, 1996
                                     ------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ---------     ---------

Commission file number 0-17848
                       -------

                         HUDSON CHARTERED BANCORP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                14-1668718
-------------------------------                   -----------------------
(State or other jurisdiction of                   (I.R.S. Employer)
incorporation or organization)                    Identification No.)

PO Box 310, Route 55, Lagrangeville, NY                      12540
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

(914)471-1711
-------------
(Registrant`s telephone number, including area code)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X     No
                                         -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

4,300,341 shares of Common Stock outstanding, par value $.80 per share, at October 31, 1996.

HUDSON CHARTERED BANCORP, INC. & SUBSIDIARIES


INDEX

                                                              Page Reference
                                                              --------------

PART I

Item 1 -   Financial Statements

           Condensed Consolidated Balance Sheets                         1

           Condensed Consolidated Statements
           of Income & Expense                                           2

           Condensed Consolidated Statements
           of Cash Flows                                                 3

           Condensed Consolidated Statement
           of Changes in Stockholders' Equity                            4

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                          5

Item 2 -   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                11

           Signatures                                                   27

Part 1
Item 1: Financial information

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES                      Form 10-Q
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

                                                              September 30,       December 31,
                                                                  1996                1995
                                                              -------------       ------------
ASSETS
Cash and due from banks                                     $       43,609      $       38,856
Federal funds sold                                                  13,000              28,997
                                                                 ---------           ---------
Total cash and cash equivalents                                     56,609              67,853

Securities
  Available for sale                                               174,378             167,334
  Held to maturity                                                  13,560              14,465
  Regulatory securities                                              2,755               2,107

Loans held for sale                                                    555                 273

Loans( see notes)

  Gross loans                                                      445,499             422,083
Allowance for loan losses                                           (8,889)             (8,770)

                                                                 ---------           ---------
  Net loans                                                        436,610             413,313

Premises and equipment, net                                         16,320              17,062
Accrued Income                                                       5,720               5,618
Other assets                                                         8,149               8,458
                                                                 ---------           ---------
TOTAL ASSETS                                                $      714,656      $      696,483
                                                                 =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (see notes)
Non-Interest Bearing                                        $      144,646      $      138,656
Interest Bearing                                                   501,264             492,404
                                                                 ---------           ---------
Total deposits                                                     645,910             631,060

Notes payable                                                        1,864               1,896
Other liabilities                                                    3,807               3,598
                                                                 ---------           ---------
   TOTAL LIABILITIES                                               651,581             636,554

STOCKHOLDERS' EQUITY (see notes)
Preferred stock Series B,
  7.25%, convertible, cumulative liquidation value                                       5,713
Common stock                                                         3,464               3,086
Common paid-in capital                                              29,601              23,378
Retained earnings                                                   31,504              27,454
Net unrealized securities (losses) gains                              (122)                586
Employee stock ownership plan                                         (139)               (171)
Treasury Stock                                                      (1,233)               (117)
                                                                 ---------           ---------
  TOTAL STOCKHOLDERS' EQUITY                                        63,075              59,929
                                                                 ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS'                         $      714,656      $      696,483
EQUITY                                                           =========           =========

See notes to condensed consolidated financial statements.

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES                     FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(dollars in thousands, except per share data)
(Unaudited)

                                                      Three            Three             Nine            Nine
                                                   Months Ended     Months Ended     Months Ended    Months Ended
                                                     9/30/96          9/30/95           9/30/96         9/30/95
                                                   ------------     ------------     ------------    ------------
Interest income:
 Loans, including fees                           $        9,816    $       9,786    $      29,258   $      29,563
 Federal funds sold                                         273              616              958           1,415
 Taxable securities                                       2,068            1,929            6,151           5,186
 Tax-exempt securities                                      542              491            1,608           1,519

                                                        -------          -------          -------         -------
Total interest income                                    12,699           12,822           37,975          37,683

Interest expense                                          4,973            5,388           15,083          15,798

                                                        -------          -------          -------         -------
Net interest income                                       7,726            7,434           22,892          21,885

Provision for loan loss                                     750              600            2,100           1,700

                                                        -------          -------          -------         -------
Net interest income
 after provision for loan losses                          6,976            6,834           20,792          20,185

                                                        -------          -------          -------         -------
Noninterest income:
 Service charges and fees                                 1,045              881            3,126           2,622
 Trust earnings                                             168              170              477             483
 Gains on sales of securities, net                           13                0              105              10
 Gains on sales of loans, net                                32              169              160             375
 Other income                                               373              286              874             804

                                                        -------          -------          -------         -------
Total noninterest income                                  1,631            1,506            4,742           4,294

                                                        -------          -------          -------         -------
GROSS OPERATING INCOME                                    8,607            8,340           25,534          24,479

                                                        -------          -------          -------         -------
Noninterest expense:
 Salaries and employee benefits                           2,929            2,822            8,745           8,570
 Net occupancy and equipment expense                        959              952            2,959           2,785
 FDIC insurance                                              74              (94)              90             617
 Stationary & supplies                                      154              215              462             669
 Telephone                                                  112              118              302             375
 Other real estate owned                                     27                8               35             185
 Merger related expense                                                                                       250
 Other expenses                                           1,140            1,282            3,444           3,625

                                                        -------          -------          -------         -------
Total noninterest expense                                 5,395            5,303           16,037          17,076

                                                        -------          -------          -------         -------

Income before income taxes                                3,212            3,037            9,497           7,403

 Income taxes                                             1,102            1,091            3,270           2,552

                                                        -------          -------          -------         -------
Net income                                       $        2,110    $       1,946    $       6,227   $       4,851
                                                        =======          =======          =======         =======

Weighted average common shares outstanding:

Primary                                               4,376,526        3,866,248        4,373,913       3,847,339
Fully diluted                                         4,395,114        4,307,329        4,392,501       4,288,420

Per common share data:
Primary earnings                                 $         0.48    $        0.47    $        1.46   $        1.18
Fully diluted earnings                                     0.48             0.45             1.42            1.13

Cash dividends declared                                    0.18             0.15             0.50            0.41
Book value outstanding
at period end                                                                       $       14.66   $       13.36


See notes to condensed consolidated financial statements.

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES                        FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

                                                                          Nine
                                                                        Months          Ended
                                                                      9/30/96          9/30/95
OPERATING ACTIVITIES                                                ----------------------------
 Net income                                                         $     6,227     $      4,851
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for loan losses                                                2,100            1,700
 Depreciation and amortization                                            1,246            1,526
 Amortization of security premiums and
  accretion of discounts                                                    228              280
 Amortization of core deposit intangible                                     99              120
 Realized gains on sales of securities and loans                           (265)            (385)
 Deferred income tax benefits                                               (50)            (133)
 Increase in other assets                                                  (501)          (2,576)
Decrease (Increase) in other liabilities                                    124           (1,665)
                                                                       --------         --------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                9,208            3,718
                                                                       --------         --------
INVESTING ACTIVITIES
 Proceeds from sales of securities
  available for sale                                                     15,157              510
 Proceeds from maturities of securities available for sale               34,749           29,514
 Proceeds from maturities of securities held to maturity                  3,282            1,928
 Purchases of securities available for sale                             (56,306)         (42,572)
 Purchases of securities held to maturity                                (4,985)          (5,157)
 Sales of loans                                                           7,010           29,179
Transfer of loans to available for sale                                                   (7,200)
 Net increase in loans                                                  (32,529)         (15,666)
 Purchases of premises and equipment                                       (504)          (1,151)
 Proceeds from sale of OREO                                               1,144              150
                                                                       --------         ---------

 NET CASH USED BY INVESTING ACTIVITIES                                  (32,982)         (10,465)
                                                                       --------         ---------
FINANCING ACTIVITIES
 Net increase  in deposit accounts                                       14,850           41,851
 Repayments on borrowings                                                                 (6,106)
 Proceeds from issuance of stock                                          1,011              823
Redemption of Preferred Series B stock                                     (123)
 Repurchase of common stock                                              (1,116)            (115)
 Cash dividends- preferred                                                 (193)            (312)
 Cash dividends- common                                                  (1,899)          (1,543)
                                                                       --------         --------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                               12,530           34,598
                                                                       --------         --------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (11,244)          27,851

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          67,853           43,271
                                                                       --------         --------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $    56,609     $     71,122
                                                                       ========         ========

CASH PAID FOR:
 Interest                                                           $    15,353     $     15,638
 Taxes                                                                    3,298            2,320

NON-CASH ITEMS
 Transfer from loans to OREO                                        $     1,174     $      1,544
Sale of OREO funded by loans                                                274
 Net change in unrealized gains (losses) recorded
  on securities available for sale                                       (1,193)             960
 Change in deferred taxes on net unrealized (gains)
  losses recorded on securities available for sale                          485             (400)
Conversion of Preferred Series B stock into common shares                 5,590

See notes to condensed consolidated financial statements.

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY
(dollars in thousands, except per share data)
(unaudited)

                                                                                                        Additional
                                                                           Preferred      Common         Paid-in       Retained
                                                                            Stock         Stock          Capital       Earnings
Balance January 1, 1996                                                     $5,713        $3,086         $23,378        $27,454

Net Income                                                                                                                6,227
Cash dividends declared on preferred stock                                                                                  (89)
Cash dividends declared on common stock ($0.50 per share)                                                                (2,088)
Dividend reinvestment and stock purchase plan -  31,836 shares                                25             600
Conversion of Series B preferred stock - 559,055 shares                     (5,590)          319           5,271
(converted into 431,590 common shares)
Redemption of Series B preferred stock                                        (123)
Options exercised - 41,347 shares                                                             34             352
Purchase of treasury stock
Payments on ESOP borrowings
Net unrealized loss on securities

                                                                  ------------------------------------------------------------------
Balance September 30, 1996                                                      $0        $3,464         $29,601        $31,504
                                                                  ==================================================================



                                                                           Net
                                                                       Unrealized
                                                                      Gains(losses)     Treasury
                                                                      on Securities      Stock          ESOP          Total
Balance January 1, 1996                                                       $586         ($117)         ($171)        $59,929

Net Income                                                                                                                6,227
Cash dividends declared on preferred stock                                                                                  (89)
Cash dividends declared on common stock ($0.50 per share)                                                                (2,088)
Dividend reinvestment and stock purchase plan - 31,836 shares                                                               625
Conversion of Series B preferred stock - 559,055 shares                                                                       0
(converted into 431,590 common shares)                                                                                        0
Redemption of Series B preferred stock                                                                                     (123)
Options exercised - 41,347 shares                                                                                           386
Purchase of treasury stock                                                                (1,116)                        (1,116)
Payments on ESOP borrowings                                                                                  32              32
Net unrealized loss on securities                                             (708)                                        (708)

                                                                      ----------------------------------------------------------
Balance September 30, 1996                                                   ($122)      ($1,233)         ($139)        $63,075
                                                                      ==========================================================

FORM 10-Q

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation
---------------------

As permitted by the Securities and Exchange Commission, the accompanying unaudited and condensed consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. (See the notes to the financial statements for the year ended December 31, 1995.)

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of September 30, 1996 and the consolidated results of operations for the three and nine month periods ended September 30, 1996 and 1995 and the consolidated cash flows for the nine month periods ended September 30, 1996 and 1995.

The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

The Company's consolidated revenues are primarily derived from its commercial banking subsidiary, The First National Bank of the Hudson Valley (the "Bank"). At September 30, 1996 the Bank had total assets of $708.1 million and total stockholder's equity of $55.5 million, compared, respectively, to $690.6 million and $53.0 million in total assets and total stockholder's equity at December 31, 1995. Net income of the Bank included in consolidated net income was $6.4 million and $4.9 million for the nine month periods ended September 30, 1996 and 1995, respectively.

Material intercompany items and transactions have been eliminated in consolidation.

Forward-Looking Statements
--------------------------

The Corporation has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for 1996 and, in certain instances, subsequent periods. The Corporation cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for periods subsequent to 1996 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Corporation and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements; continued pricing pressures on loan and deposit products; actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; continued customer deposit disintermediation; customers' acceptance of the Corporation's products and services; and the extent and timing of legislative and regulatory actions and reforms.

The Corporation's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Corporation assumes no duty to update them to reflect new, changing or unanticipated events of circumstances.

Accounting for Stock-Based Compensation
---------------------------------------

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

An entity may continue to apply APB No. 25 in accounting for stock-based employee compensation arrangements. However, entities doing so will be required to disclose, in their fiscal year-end accounts, pro forma net income and earnings per share determined as if the fair value based method established by SFAS No. 123 had been applied in measuring compensation cost.

The accounting provisions of SFAS No. 123 are effective for transactions entered into after December 15, 1995. Following adoption of SFAS No. 123, the Company will continue measuring compensation cost for employee stock compensation plans in accordance with the provisions of APB No. 25.

Accounting for Mortgage Servicing Rights
----------------------------------------

The Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights" effective January 1, 1996. As a result of implementation, $37,000 was recorded as an asset for originated mortgage servicing rights which accordingly increased gains on sales of loans. This asset represents the present value of estimated future net cash flows related to normal servicing rights on $7,010,430 in originated mortgages sold into the secondary market through September 30, 1996. The Company regards .25% of sold loans as normal servicing rights. It is expected that most future originated long-term mortgages will be sold, many of which will be servicing retained, and thus the asset related to originated mortgage servicing rights will increase. As a result, gains on sales of loans may increase, and the annual income related to mortgage servicing may accordingly decline. The Company will reevaluate the asset on a quarterly basis for impairment and would establish a reserve if the fair value of such servicing rights is less than the recorded amounts. All loans, originated and sold before January 1, 1996, will continue to accrue income at the related servicing income of .25% as SFAS No. 122 can only be adopted prospectively.

Loans
-----

Major classification of loans (not held for sale) are summarized below (in thousands):


                                     At September 30, 1996  At December 31, 1995
                                     ---------------------  --------------------

Commercial and industrial                          $71,845               $69,889

Consumer installment                                76,234                63,554

Real estate - construction                           9,947                13,347

Real estate - mortgage                             281,282               271,068

Other loans                                          6,191                 4,225
                                                  --------              --------

Total                                             $445,599              $422,083
                                                  ========              ========

Deposits
--------


Major classifications of deposits are summarized below (in thousands):


                                     At September 30, 1996  At December 31, 1995
                                     ---------------------  --------------------

Demand deposits                                   $144,646              $138,656

NOW accounts                                        58,604                50,106

Money market deposit account                        69,151                66,526

Savings accounts                                   217,395               204,693

Time deposits under $100,000                       130,138               132,895

Time deposits over $100,000                         25,976                38,184
                                                  --------              --------

Total                                             $645,910              $631,060
                                                  ========              ========

Securities
----------

Securities consist of the following (in thousands):

                                             At September 30, 1996                     At December 31, 1995
                                -----------------------------------------   ------------------------------------------
                                   Carrying      Amortized       Fair         Carrying       Amortized        Fair
                                    Amount         Cost         Value          Amount           Cost          Value
                                -----------------------------------------   ------------------------------------------

US Treasury:

   Available for Sale               $ 72,546      $ 72,697      $ 72,546       $ 76,984       $ 76,504       $ 76,984


US Gov't Agencies:

   Available for Sale                 36,482        36,536        36,482         36,555         36,247         36,555


Obligations of States and
Political Subdivisions:

   Available for Sale                 39,889        39,882        39,889         33,244         32,958         33,244

   Held to Maturity                   13,535        13,535        13,840         14,440         14,440         14,897

Other Securities:

   Available for Sale                 25,461        25,467        25,461         20,551         20,636         20,551

   Held to Maturity                       25            25            25             25             25             25

   Regulatory Securities               2,755         2,755         2,755          2,107          2,107          2,107
                                --------------------------------------------------------------------------------------
Total Securities                    $190,693      $190,897      $190,998       $183,906       $182,917       $184,363
                                ======================================================================================


Total Available for Sale            $174,378      $174,582      $174,378       $167,334       $166,345       $167,334

Total Held to Maturity                13,560        13,560        13,865         14,465         14,465         14,922

Regulatory Securities                  2,755         2,755         2,755          2,107          2,107          2,107
                                --------------------------------------------------------------------------------------
Total Securities                    $190,693      $190,897      $190,998       $183,906       $182,917       $184,363
                                ======================================================================================

At September 30, 1996 the net unrealized loss on Securities Available for Sale (net of tax effect of $82,000) that was included as a separate component of stockholders' equity was $(122,000).

Earnings per common share (1995 Data adjusted for 10% stock dividend)
-------------------------

Primary earnings per common share is computed as follows (in thousands, except per share data):

                                                                     Three months ended    Nine months ended
                                                                     September 30,         September 30,
                                                                     ------------------    -----------------
                                                                         1996      1995        1996     1995
                                                                         ----      ----        ----     ----

Weighted average common shares outstanding                              4,293     3,813       4,166    3,793

Net effect of dilutive stock options (at average market price)             84        54          86       54
                                                                       ------    ------      ------   ------

Total "primary" shares                                                  4,377     3,866       4,374    3,847
                                                                       ======    ======      ======   ======

Net Income                                                             $2,110    $1,946      $6,227   $4,851

Less preferred stock dividends declared                                     0       104          89      311
                                                                       ------    ------      ------   ------

Net income applicable to common stock                                  $2,110    $1,842      $6,138   $4,540
                                                                       ======    ======      ======   ======

"Primary" earnings per common share                                     $0.48     $0.47       $1.46    $1.18
                                                                       ======    ======      ======   ======

Fully diluted earnings per common share is computed as follows (in thousands, except per share data):

                                                                     Three months ended    Nine months ended
                                                                     September 30,         September 30,
                                                                     ------------------    -----------------
                                                                         1996      1995        1996     1995
                                                                         ----      ----        ----     ----

Weighted average common shares outstanding                              4,293     3,813       4,166    3,794

Net effect of dilutive stock options (at period end market price)         102        54         102       54

Assumed conversion of Series B, preferred stock                             0       440         125      440
                                                                       ------    ------      ------   ------

Total "fully diluted" shares                                            4,395     4,307       4,393    4,288
                                                                       ======    ======      ======   ======

Net income applicable to common stock                                  $2,110    $1,946       6,227    4,851
                                                                       ======    ======      ======   ======

"Fully diluted" earnings per common share                               $0.48     $0.45       $1.42    $1.13
                                                                       ======    ======      ======   ======

Stockholders' Equity
--------------------

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

Authorized common stock, $.80 par value, is 20,000,000 shares. Issued and outstanding shares at September 30, 1996 and December 31, 1995, were 4,301,063 and 3,499,825, respectively. The Company paid a 10% stock dividend in January 1996 which increased common shares outstanding by approximately 350,000 shares.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
--------------------

The Company's financial condition on September 30, 1996 reflected total assets of $714.7 million or an increase of $18.2 million or 2.6% over total assets at December 31, 1995. Net loans increased some $23.3 million or 5.7% to $436.6 million at September 30, 1996. Cash and cash equivalents decreased $11.2 million or 16.5% to $56.6 million at September 30, 1996. Other assets decreased by $1.3 million. Aggregate securities investments were $190.7 million at September 30, 1996, an increase of $6.8 million or 3.7% from the level at December 31, 1995.

Of the increase in loans, commercial loans increased $2.0 million or 2.8%. Consumer installment loans increased $12.7 million or 20% as the Bank continues to generate indirect automobile loans through a network of local automobile dealerships in order to build its consumer loan volumes. Due to the competitive nature of this type of financing, the yields obtained on this type of financing may be somewhat lower than other consumer loan products. Indirect automobile financing can carry a higher risk of loss than direct financing, but this has not been the Company's experience thus far. In order to manage the risk, the Company maintains particular credit policies and procedures on this portfolio. Real estate mortgage loans (construction and permanent financing) increased by $6.8 million to $291.2 million at September 30, 1996, reflecting increases in commercial mortgage lending activities.

Total deposits increased $14.9 million or 2.4% in the first nine months of 1996 to $645.9 million. Of this amount, total Public (Municipal) Funds increased $21.5 million or 51.2% to $63.4 million and total non-public funds decreased $6.6 million or 1.1% to $582.5 million. The following tables summarize the net changes in public (municipal) fund and non-public fund deposits from December 31, 1995 to September 30, 1996 (in thousands):

Public Funds

                                                                 Percent
                                                                 Change
                               Balance    Balance      Net        over
                              12/31/95    9/30/96    Change      Y/E'95
                           ---------------------------------------------------
Demand accounts                 $2,947     $7,545     $4,598     156.0%
NOW accounts                     8,237     20,014     11,777     143.0
Money market accounts           12,223     18,279      6,056      49.5
Savings accounts                 3,094      3,206        112       3.6
Time deposits                   15,465     14,403    (1,062)     (6.9)
                           ---------------------------------------------------
Total public deposits          $41,966    $63,447    $21,481      51.2%
                           ===================================================

The increase in public funds is primarily attributable to school district balances. Tax receipts for school districts occur regularly in the third quarter of each year.


Non Public Funds

                                                                 Percent
                                                                 Change
                               Balance    Balance      Net        over
                              12/31/95    9/30/96    Change      Y/E'95
                           ---------------------------------------------------
Demand accounts               $135,709   $137,101     $1,392       1.03%
NOW accounts                    41,869     38,590    (3,279)      (7.8)
Money market accounts           54,303     50,872    (3,431)      (6.3)
Savings accounts               201,599    214,189     12,590       6.2
Time deposits                  155,614    141,711   (13,903)      (8.9)
                           ---------------------------------------------------
Total non public deposits     $589,094   $582,463   $(6,631)      (1.1)%
                           ===================================================

The increase in nonpublic savings funds of $12.6 million is principally attributable to the growth in savings due to the Bank's Merit savings product (a package of free services with a savings account whose interest rate is tied to the Federal Reserve discount rate). This increase partially offset declines in other accounts. Management believes the decline in Money Market and NOW accounts represent a continued migration of these balances to higher interest products (time and savings accounts). The decline in time deposit accounts of $13.9 million represents maturing certificates of deposit which had interest rates higher than the renewal rates offered by the Company. Many of these funds were also reinvested in the Merit savings products which pay a relatively high rate of interest without the term restrictions associated with time deposits. These shifts in deposits may raise the cost of interest bearing liabilities. However, the impact of such deposit migration on the Company's overall average cost of funds is mitigated by the high level of the Company's demand deposit base.

In this connection, it should also be noted that the Company previously offered a premium rate "15 month" certificate of deposit. Such deposits totaled approximately $17.0 million and carried interest rates between 6.75% and 7.25%. These deposits matured during the second quarter of 1996. Although the Company promoted alternative products to these customers, due to the significantly lower general market rates approximately $6.0 million of these deposits left the bank. The remainder of these deposits were retained at substantially lower interest costs. This had a positive effect on interest expense by reducing the overall cost of the bank's liabilities. Thus, comparing the Company's net interest margin between the third quarter of 1995 and the third quarter of 1996, the net interest margin increased by four basis points to 4.94%.

Total stockholders' equity showed an increase of $3,146,000 or 5.3%. This increase is due to net income of $6,227,000, for the nine months ended

September 30, 1996 and additional common stock of $1,011,000 issued through the dividend reinvestment plan and the exercise of stock options. These increases in stockholders' equity were partially offset by dividends declared of $2,177,000, purchases of treasury stock of $1,116,000, and a decline of $708,000 (after tax) in unrealized securities gains due to movement in market rates. On March 12, 1996, the Company called all the outstanding (571,301) shares of the Series B preferred stock for redemption, effective April 15, 1996. Of the 571,301 shares outstanding, 559,055 shares of Series B preferred were converted into 431,500 shares of common stock of the Company and 12,246 shares were redeemed, for a total reduction of stockholders' equity related to redemption of $122,500, which was paid from the Company's liquid assets.

The Company increased its quarterly dividend from $.16 to $.18 per share, effective September 30, 1996. At current dividend rates on its common stock, the redemption/conversion of the preferred stock will reduce the overall dividends paid by approximately $103,000 per annum from the levels previously paid on the preferred stock.

Results of Operations
---------------------

Interest income as reported, for the nine months ended September 30, 1996 compared to the same period in 1995 increased $292,000 while interest expense decreased by $715,000. This resulted in an increase in net interest income of $1,007,000. Provision for loan losses increased by $400,000. Total noninterest expenses decreased by $1,039,000. Net income increased by $1,376,000 or 28.4%. Fully diluted earnings per share increased $.28 to $1.42 for the nine months of 1996 vs. 1995.

Net income and earnings per common share data is presented in the following table:

                                   Three months ended      Nine months ended
                                    9/30/96   9/30/95      9/30/96   9/30/95
                                    -------   -------      -------   -------
Net income (in thousands)            $2,110    $1,946       $6,227    $4,851

Per common share:
Primary earnings                      $0.48     $0.47        $1.46     $1.18

Fully diluted earnings                $0.48     $0.45        $1.42     $1.13

The Company's return on assets, return on equity and return on common equity for the nine months ended September 30, 1996 and 1995, are detailed in the table below:

                                   Three months ended      Nine months ended
                                    9/30/96   9/30/95      9/30/96   9/30/95
                                    -------   -------      -------   -------
Return on assets                      1.20%     1.13%        1.20%      .97%

Return on total
 stockholders' equity                 13.70     13.25        13.55     11.65

Return on common equity               13.70     13.90        14.16     12.16


Interest income
---------------

On a tax equivalent basis, gross interest income increased by $337,000 or .9% for the nine months ended September 30, 1996 compared to the same period in 1995. Total interest expense decreased by $715,000 or 4.5% for the nine months period ended September 30, 1996 as compared to the nine months ended September 30, 1995. For the first nine months of 1996, the Company experienced a net increase in average earning assets compared to the same period of 1995 of $26.4 million. Average loans remained relatively unchanged, although there were sales of $25.0 million in long-term fixed rate mortgages at the end of the second and beginning third quarter of 1995. (Average loans thus increased sufficiently in 1996 to offset these 1995 sales although at somewhat lower interest yields due to competitive pressures, changes in portfolio concentration and a lower prime rate during 1996 than in 1995.)

Asset growth was principally funded by an increase in average deposits of $21.1 million for the nine month period ended 1996 compared to 1995, of which $13.4 million were interest bearing (generally higher yielding products such as Merit savings and time deposits) and $7.7 million were non-interest-bearing. The remaining growth was funded by an increase in shareholders' equity.

The table below sets forth the consolidated average balance sheets for the Company for the periods included. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities.

                                              Nine Months Ended September 30,

                                                     1996                       1995
                                                     ----                       ----
                                           Average              Yield/    Average              Yield/
                                           Balance   Interest    Cost     Balance   Interest     Cost
-----------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:

Loans (1)                                 $432,009    $29,258     9.03%  $432,046    $29,563     9.12%

Taxable  Securities                        138,768      6,151     5.91%   106,601      5,186     6.49%
Tax-exempt  Securities (2)                  45,130      2,436     7.20%    42,948      2,302     7.15%

Fed Funds Sold                              24,759        958     5.16%    32,719      1,415     5.77%
                                          --------   --------            --------    -------
Total Interest Earning Assets              640,666     38,803     8.08%   614,314     38,466     8.35%

Cash & Due from Banks                       30,990                         27,812

Premises & Equipment                        16,702                         17,706

Other Assets                                12,774                         14,328
Allowance for Loan Losses                   (8,898)                        (8,523)
                                          --------                       --------

Total Assets                              $692,234                       $665,637
                                          ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-Bearing Liabilities:

Savings                                   $212,382    $ 6,259     3.93%  $188,870    $ 6,183     4.36%

NOW accounts                                50,410        460     1.22%    53,186        749     1.88%

Money Market Accounts                       68,989      1,745     3.37%    75,483      1,994     3.52%

Certificates over $100,000                  22,206        899     5.40%    25,161      1,048     5.55%

Other Time Deposits                        136,612      5,637     5.50%   134,234      5,711     5.67%

Borrowed Funds                               1,880         83     5.89%     2,172        113     6.94%
                                          --------    -------            --------    -------
Total Interest-Bearing Liabilities         492,479     15,083     4.08%   479,106     15,798     4.40%

Demand Deposits                            134,400                        126,659

Other                                        4,084                          4,358
                                          --------                       --------

Total Noninterest-
Bearing Liabilities                        138,484                3.19%   131,017                3.45%

Stockholders' Equity                        61,271                         55,514
                                          --------                       --------

Total Liabilities and
Stockholders' Equity                      $692,234                       $655,637
                                          ========                       ========

Net interest Margin                                    23,720     4.94%               22,668     4.92%

Ratio of Average Interest-Earning
Assets to Average Interest-Bearing
Liabilities                                130.09%                        128.22%

Less Tax Equivalent Adjustments                          (828)                          (783)
                                                      -------                        -------

Net Interest Income                                   $22,892     4.76%              $21,885     4.75%
                                                     ========                       ========  ========

(1) Average Balances include non-accrual loans.

(2) Tax Equivalent Yields on tax-exempt securities based on a Federal tax rate of 34%.

The following table reflects the effects of changes in volumes and interest rates for each of the same categories on a tax equivalent basis:

Rate/Volume Analysis (in thousands)

                                         Nine Months Ended September 30,
                                                  1996 vs. 1995
                                     -------------------------------------
                                           Increase (Decrease) due to
                                     -------------------------------------
                                       Volume         Rate          Net
                                       ------         ----          ---
Interest Income:
Loans                                  $   (3)        $(302)       $(305)
Taxable investment                      1,563          (598)         965
 securities
Tax-exempt investment                     117            17          134
 securities
Federal funds sold                       (344)         (113)        (457)
                                     ----------     ---------    ---------
Total interest income                   1,333          (996)         337
Interest expense:
     Savings deposits                     770          (694)          76
     NOW/accounts                         (39)         (250)        (289)
     Money market accounts               (172)          (77)        (249)
     Certificates over                   (123)          (26)        (149)
      $100,000
     Other time                           101          (175)         (74)
     Borrowed funds                       (15)          (15)         (30)
                                     ----------     ---------    ---------
Total interest expense                    522        (1,237)        (715)
                                     ----------     ---------    ---------
Net interest margin                       811           241        1,052
                                     ----------     ---------    ---------
     Less tax equivalent affect           (40)           (5)         (45)
                                     ----------     ---------    ---------

Net interest income                      $771          $236       $1,007
                                     ==========     =========    =========

Average yields on interest earning assets decreased .27% to 8.08% for the nine months ended September 30, 1996 vs. 1995. The average cost of interest-bearing liabilities decreased .32% to 4.08% in the same period. Net interest margins on a tax equivalent basis increased .02% to 4.94% for the nine months ended September 30, 1996 compared to the same period in 1995. Variances due to changes in rates produced a $236,000 increase in net interest income in the first through third quarters of 1996 compared to the same period in 1995. Additionally, the increase in average earning assets of $26.4 million contributed $771,000 in additional net interest income over the same period.

The net effect was that net interest income before provisions for loan losses increased to $22.9 million for the nine months ended September 30, 1996 compared to $21.9 million for the comparable period in 1995, or an increase of $1.0 million (4.6%).

Provision for loan losses and credit quality
--------------------------------------------

The loan loss provision for the nine month period ended September 30, 1996 was $2,100,000 compared to $1,700,000 for the comparable period in 1995, a 23.5% increase. Total net charge-offs for the nine months of 1996 were $1,981,000, compared to $1,383,000 for the same period in 1995. The ratio of net chargeoffs to loans, on an annualized basis, increased to .61% in the first nine months of 1996 vs. .43% over the full year of 1995. The increase in charge-offs over the first nine months of 1995 is spread almost equally between commercial loans and commercial real estate related loans. Most of the increase is associated with increasing difficulties being experienced by borrowers in our northern region unable to cope with the extended economic impact of the complete closure of the IBM Kingston facility in 1995. While there was significant turnover in the Company's OREO portfolio, OREO balances outstanding declined $164,000 at September 30, 1996 from $1,196,000 at year end 1995, and non-performing loans increased by some $305,000, from $5.3 million to $5.6 million, attributable to $810,000 increase in nonperforming construction/land development and residential real estate loans offset by a $290,000 decline in commercial and industrial loans and a $170,000 decline in commercial mortgage loans. The Company's ratio of loan loss allowance to non-performing loans stood at 159% at September 30, 1996 compared to 166% at year-end 1995, and the allowance represented 2% of loans vs. 2.1% at the end of 1995. The period-end ratio of non-performing assets to total assets remained the same at .93% at September 30, 1996 and December 31, 1995.

These nonperforming assets represent 115 loans or properties of which 23 have balances in excess of $100,000, and no loan has a balance greater than $400,000. Of the nonperforming assets total, 42.8% is secured by residential property, 41.7% by commercial property, and 15.5% by other assets or unsecured.

Provisions for loan losses are based on management's assessment of risk of loss inherent in the loan portfolio and as such reflect both trends in local economic conditions and the categorization of the credit quality of the individual loans it has made. Such assessment is ongoing, and may not directly reflect the charge-offs taken in any accounting period, although the trend in charge-offs is an important element in the evaluation of the adequacy of the allowance for loan losses, and accordingly, provisions have tended to increase in periods when the level of charge-offs might indicate a deteriorating condition in the loan portfolio. Provisioning policy during the recent years has resulted in a ratio of allowance for loan losses to total loans of approximately 2.0%. The ratio of the allowance for loan losses to total nonperforming loans does not reflect collateral values, although 84.5% of all of the Bank's nonperforming assets are collateralized by owned real estate.

Recent statistical data indicates that regional economic conditions may have stabilized, except for Ulster County, which relatively, was the county most severely impacted by the IBM cutbacks. Ulster County has lost approximately 4,800 jobs, or 8.0% of its employment, since June 1992 (just prior to the IBM cutbacks). Although the State previously announced 4,000 public sector jobs planned to move to the IBM Kingston facility, approximately 3,000 private sector jobs have now been agreed by the State, although many of these jobs will initially be seasonal. The move of the remaining jobs (state employees) has been put on hold pending further analysis by State officials. Despite some clear signs of recovery in certain sectors, taken as a whole, the local region continues to perform less favorably in comparison to many other regions in the United States. Management, therefore, continues to closely monitor local economic conditions relative to the impact of IBM's downsizing and the significant vacancy rates of commercial office and industrial space and has
taken a proactive role in the early identification of weaker credits.   Given
that some softness remains in the local economy, management expects that the levels of charge-offs experienced recently may continue as long as these conditions persist. Management believes that the allowance for loan losses is adequate to cover the risk of loss inherent in the portfolio but no assurance can be given that the current apparent stabilization of the Company's overall market area will not be unsettled by future events. Any such developments would be expected to adversely effect the financial performance of the Company.

The table below summarizes the Company's loan loss experience for the periods indicated:

                            For the nine months      For the year
                            ended September 30,      ended December 31,

                                1996        1995      1995      1994      1993
                           ----------------------    --------------------------
Balance at beginning of         $ 8,770   $ 8,326    $ 8,326  $ 7,322   $ 5,794
 period
Chargeoffs:
Commercial & industrial             652       311        411      350       435
Consumer installment &
 other                              468       584        593      292       449
Real estate mortgage              1,049       715      1,164    1,059     1,103
                           ----------------------    --------------------------
Total charge-offs                 2,169     1,610      2,168    1,701     1,987

Recoveries:
Commercial                           39        37         75       63       124
Installment                         111       145        193      153       123
Real estate                          38        45         44       20         2
                           ----------------------    --------------------------
Total recoveries                    188       227        312      236       249
                           ----------------------    --------------------------
Net charge-offs                  (1,981)   (1,383)    (1,856)  (1,465)   (1,738)
Provision for Loan Losses         2,100     1,700      2,300    2,400     3,266
Transfers, other *                                                 69
                           ----------------------    --------------------------
Balance at end of period        $ 8,889   $ 8,643    $ 8,770  $ 8,326   $ 7,322
                           ======================    ==========================
Ratio of net charge-offs
 to average loans
 outstanding during the             .61%      .43%       .43%     .37%      .49%
 period (annualized)


Allowance for loan losses
 as a percent of
 period-end loans                  2.00%     2.07%      2.08%    1.93%     2.01%

Allowance as a percent of
 non-performing loans               159%      195%       166%     163%      123%

Nonperforming loans and
 OREO to total loans and OREO      1.41%     1.61%      1.53%    1.45%     1.97%

* An adjustment of $69,000 was transferred to the allowance for loan losses as a result of the acquisition of loans of the First National Bank of Amenia.

The table below summarizes the Company's nonperforming assets and restructured loans at the dates indicated (dollars in thousands):

                              at September 30,             at December 31,

                               1996       1995       1995      1994     1993
                           ----------------------   --------------------------
Nonaccrual loans: (1)
Real estate mortgage          $4,056      $3,238      $3,246   $3,866   $4,759
Commercial & Industrial          968         671       1,013      200      331
Consumer & other                 121          42         148       39       48
                           ----------------------   --------------------------
Total nonaccrual loans         5,145       3,951       4,407    4,105    5,138

Loans 90 days or more past
 due and still accruing:
Real estate mortgage                          53          28      620      313
Commercial & industrial          231          60         476       84
Consumer & other                              13          18      191       16
                           ----------------------   --------------------------
Total 90 days past due           231         126         522      895      329
 accruing

Restructured - real              207         350         349      119      457
 estate
                           ----------------------   --------------------------
Total non-performing and
 restructured loans            5,583       4,427       5,278    5,119    5,924

Percent of total loans          1.25%       1.06%       1.23%    1.18%    1.63%
Other real estate owned(2)     1,032       2,322       1,196    1,150    1,072
                           ----------------------   --------------------------
Total non-performing assets   $6,615      $6,749      $6,474   $6,269   $6,996
                           ======================   ==========================

Nonperforming assets as a
 percent of total assets         .93%        .99%        .93%     .97%    1.17%
                           ===================================================

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

Other real estate owned totals $1,032,000 at September 30, 1996 and includes twelve properties acquired through foreclosure: four parcels of land, four residences, and four non-farm nonresidential properties. Of this amount, there are contracts currently in place for sales totaling approximately $650,000. Management believes that the carrying values of such properties adequately reflect the risk of loss in their orderly disposal.

At September 30, 1996, the Company had approximately $10.5 million in loans requiring special attention (substandard), in addition to the nonperforming loans and other nonperforming assets noted above. Such loans are being monitored so that if present concerns about the borrowers ability to comply with repayment terms becomes evident, management will be able to quickly assess impairment. Approximately two-thirds of all such loans are collateralized by real estate. Further deterioration in such borrowers' financial position may result in classifying them as nonperforming assets.

The following table summarizes impaired loans for the periods indicated (in thousands):


                                        September 30, 1996    December 31, 1995
                                        ------------------    -----------------
Impaired loans with allowance
established ($1,007 and $1,239,
respectively)                                       $3,636               $3,450


Impaired loans with a writedown
($1,086 and $740, respectively)                      1,716                1,071
                                                    ------               ------

Total                                               $5,352               $4,521
                                                    ======               ======

Average amount of impaired loans
for the period                                      $5,019               $4,287
                                                    ======               ======


The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans (dollars in thousands):


                           September 30,         September 30,                               December 31,
                               1996                  1995                   1995                 1994                  1993
                               ----                  ----                   ----                 ----                  ----
Balance at end                       % of                  % of                  % of                  % of                  % of
of period                 Amount     total      Amount     total      Amount     total      Amount     total      Amount     total
applicable to:                       loans                 loans                 loans                 loans                 loans
----------------------------------------------------------------------------------------------------------------------------------
Commercial &
industrial               $2,492     16.13%     $2,393     15.47%     $2,355     16.6%      $2,010     22.10%     $2,520     19.10%


Consumer & other          1,687     18.50       1,443     15.42%      1,400     16.1%       1,363     12.20%        881      9.50%

Real estate -
construction                         2.23                  3.38%                 3.1%                  1.50%                 1.00%

Real estate -
mortgage                  3,855     63.14       4,106     65.73%      4,247     64.2%       4,100     64.20%      3,155     70.40%


Unallocated                 855                   701                   768                   853                   766
                       -----------------------------------------------------------------------------------------------------------
Total                    $8,889    100.00%     $8,643    100.00%     $8,770    100.00%     $8,326    100.00%     $7,332    100.00%
                       ===========================================================================================================

Noninterest Income
------------------

Noninterest income increased $448,000 in the first nine months of 1996 to $4,742,000 compared to the same period of 1995. Of this amount, the level of service charges and fee income increased $504,000 due to implementation of a new service charge structure effective February 1996. An additional $95,000 related to an increase in gains on sales of securities. While comparative gains on loan sales decreased $215,000, there was a $310,000 one-time gain on sale of fixed rate residential mortgage loans in June 1995. Therefore, underlying gains on sales of loans into the secondary mortgage market during 1996 increased by $95,000.

Other Expenses
--------------

Salaries and employee benefits increased $175,000. This increase is due almost entirely to the impact of the increase of the Company's share price in the first quarter, on the value of certain stock appreciation rights previously granted to officers ($139,000), a substantial part of which were exercised. Accordingly, underlying salary and benefit expense increased by only $36,000, or less than one-half of one percent.

Occupancy and equipment expense increased by $174,000 to $2,959,000 at September 30, 1996. This increase is due to harsh weather experienced in the first quarter of 1996 compared to the mild weather in the first quarter of 1995, higher level of equipment expense in 1996 vs. 1995, and increases in real estate taxes on company-owned properties (primarily school district tax increases).

Supplies expense decreased by $207,000 to $462,000 for the nine months ended September 30, 1996 vs. 1995. Telephone expense also decreased in the nine months of 1996 by $73,000 to $302,000. Both these expense categories decreased due to initiatives undertaken to reduce overhead expenses.

Other real estate owned expense decreased $150,000 to $35,000 for the nine months ended September 30, 1996 as a result of gains recognized on disposals totaling $169,000.

FDIC insurance expense decreased $527,000 to $90,000 as a result of the Bank Insurance Fund (B.I.F) reaching the statutory limits of 1.25% of insured deposits. The Bank is currently billed at the B.I.F. statutory minimum of $2,000 per annum. However, the Bank has approximately $13.0 million in deposits insured by the Savings Association Insurance Fund (SAIF) of the FDIC ("OAKAR" deposits), for which it is required to pay $.23 per thousand dollars of deposits. On September 30, 1996, legislation was passed to recapitalize the SAIF. As a result, the Company recorded a one-time assessment of $66,000 related to such SAIF deposits, which is included in the $90,000 of FDIC insurance expense recorded in 1996.

All other expenses decreased $431,000 to $3,444,000 for the first nine months of 1996 compared to the same period of 1995. This decrease relates primarily to operational issues in connection with the post merger organization of the combined banks expended as well as the provision recorded for merger-related expenses in 1995.

Income tax expense rose $718,000, or 28%, as a result of the increase in pretax income noted above. The Company's effective tax rate was 34.5% and 33.5% for the nine months ended September 30, 1996 and 1995, respectively as more of the Company's increase in pretax income was taxable at the statutory tax rates.

Three months ended September 30, 1996 vs. September 30, 1995
------------------------------------------------------------

Net interest income increased $292,000 for the three months ended September 30, 1996 compared to 1995, primarily due to reductions in interest expense of $415,000, which was partially offset by lower interest on investments and Federal Funds due to the lower interest rate environment in the third quarter of 1996 vs. 1995 of $153,000.

Provisions for loan losses increased $150,000 or 25.0% to $750,000 due to management's assessment of the amounts necessary to maintain an adequate allowance for possible loan losses.

Non-Interest income increased $125,000 to $1,631,000 for the three months ended September 30, 1996, primarily as a result of an increase in service charge and fees of $164,000 and an increase in annuity income of $40,000 for the three months ended September 30, 1996 compared to 1995. This increase was partially offset by the decrease in gains on sales of loans of $137,000 in the three months ended 1996 vs. 1995. Of this amount, approximately $130,000 relates to the one-time sale of $7.1 million in fixed rate loans previously held in the Bank's loan portfolio.

Total noninterest expense decreased $92,000 to $5,395,000 for the three months ended September 30, 1996 compared to September 30, 1995.

Salaries and benefits increased by $107,000 in this period partially due to increases in staffing in 1996 and reduction in benefit accruals of $60,000 in the third quarter of 1995. Occupancy expenses increased by $58,000 as equipment expenses and real estate taxes for school districts exceeded the prior year.

Other real estate owned expense increased $19,000 to $27,000 in the three months ended September 30, 1996 over 1995 as there were less recoveries on sales of properties in 1996 than in 1995 to offset operating expenses.

FDIC insurance premiums increased $168,000 in the third quarter of 1996 as a result of a one-time assessment of $66,000 for the Bank's SAIF insured deposits compared to a refund of one month's assessment of FDIC insurance in the third quarter of 1995 ($89,000).

Other noninterest expense decreased $142,000 of which $120,000 relates to the 1995 A.T. Hudson consulting work on the integration of the predecessor banks.

Pretax income increased $175,000 or 5.8% for the three months ended September 30, 1996 compared to the same period of 1995, and income taxes increased $11,000 or 1.0%. Income after taxes increased $164,000 to $2,110,000 or 8.4% for the three months ended September 30, 1996.

Income taxes increased at a lower rate than taxable income as the Company realized the benefit of a lower New York State surtax rate in the third quarter.

The Company has produced fairly consistent levels of revenue and expense in each of the past five quarters, while experiencing modest growth in assets. The Company's performance during this period substantially exceeds levels achieved prior to the September 1994 merger that created the Company and is in line with the Company's pre-merger expectations. The Company continues to seek profitable opportunities for growth in its markets and, in this regard the Company recently filed applications with the Office of the Comptroller of the Currency to establish three new branches in Orange County, New York, one of the fastest growing counties in the State. The Company plans to open in Monroe in December 1996, Goshen in late 1996 or early 1997, and Middletown the first half of 1997. Such branch expansion is expected to increase annual operating expenses by approximately $1,000,000, but to improve profitability over the longer term.
The Company's success will be dependent on a number of factors, many of which are beyond management's control, including the state of the local and national economy, customer demand and competitive conditions.

Asset/Liability Management
--------------------------

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

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of September 30, 1996 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. As shown in the chart below, at September 30, 1996, assuming no management action, the Company's near-term interest rate risk is to a declining rate environment, that is, net interest revenue would be expected to be adversely affected by a decline in interest rates below the rates embedded in the current yield curve. Over the next three months of 1996, approximately 6.8% of the Company's interest rate sensitivity is related to changes in short term interest rates, particularly the prime rate. However, interest rate risk exposure in the one year time frame is to a rising rate scenario, principally due to a lower level of fixed-rate assets relative to liabilities that would reprice in that time frame. This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements nor management actions that may be taken to manage this risk.


 Maturity Repricing                                                                                Greater
  Date (1)(2)                                                         Total          One yr.         than
                                        3 months        4 months      within          to 5           five
                                        or less        to one yr.     one yr.         yrs.           yrs.            Total
                                     -----------------------------------------------------------------------------------------
 Securities                              $54,849         $27,497       $82,346        $89,277        $19,274        $190,897

 Fed Funds                                13,000                        13,000                                        13,000

 Commercial loans (3)                     77,704           4,763        82,467         12,329            692          95,488

 Consumer loans (3)                       29,711          18,999        48,710         63,850          2,153         114,713

 Mortgage loans (3)                       68,353          81,255       149,608         61,985         11,622         223,215
                                          ------          ------       -------         ------         ------         -------
 Total interest
 earning assets (1)                      243,617         132,514       376,131        227,441         33,741         637,313
                                         -------         -------       -------        -------         ------         -------

 Savings (4)                              68,465         148,930       217,395                                       217,395

 NOW (5)                                                  58,604        58,604                                        58,604

 MMDA (5)                                 69,151                        69,151                                        69,151

 Time (5)                                 62,858          52,704       115,562         40,552                        156,114
                                          ------          ------       -------         ------                        -------

 Other interest-bearing
 liabilities                                                                            1,864                          1,864

 Total interest-bearing
 liabilities                             200,474         260,238       460,712         40,380                        503,128
                                         -------         -------       -------         ------                        -------
 Interest Sensitivity
 gap (6)                                 $43,143       $(127,724)     $(97,581)      $187,061        $33,741        $134,185
                                     -----------------------------------------------------------------------------------------
 Gap as a percent of
 earnings assets                            6.8%          (20.0)%       (15.3)%         29.4%           5.3%           21.1%
                                     =========================================================================================

(1) Interest rate sensitivity gaps are defined as the fixed rate positions (assets less liabilities) for a given time period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular period. The gap positions reflect a repricing date at which date funds are assumed to "mature" and reprice to a current market rate for the asset or liability. The table does not include loans in nonaccrual status or net unrealized losses recorded on "available-for-sale" securities as of September 30, 1996.

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

(6) Non-interest bearing deposit liabilities were approximately $145 million at September 30, 1996.

Capital Resources and Liquidity
-------------------------------

The following summarizes the minimum capital requirements and capital position at September 30, 1996:


                                  Capital Position                Minimum Capital
                                  at September 30, 1996           Requirements
                                  ---------------------           ----------------

                                  Bank Only    Consolidated
                                  ---------    ------------

Total Capital
  to Risk-Weighted Assets          12.69%         14.56%             10%
                                   =====          =====

Tier 1 Capital
  to Risk-Weighted Assets          11.48          13.30               6
                                   =====          =====

Tier 1 Capital to Average
  Assets (Leverage Ratio)           7.72           8.78               5(1)
                                   =====          =====

(1) Regulatory authorities require all but the most highly rated banks and bank holding companies to have a leverage ratio of at least between 4.0% - 5.0%.

The Company believes that its cash and cash equivalents of $56.6 million in addition to its securities available for sale of $174.4 million at September 30, 1996 are sufficient to meet both the funding needs of its borrowers and the liquidity requirements of its depositors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                Hudson Chartered Bancorp, Inc.
                                      (Registrant)


Date:  November 8, 1996         /s/ Paul A. Maisch
                                ------------------
                                Paul A. Maisch
                                Duly Authorized Officer and
                                Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                Hudson Chartered Bancorp, Inc.
                                (Registrant)


Date: November 8, 1996          ___________________________
                                Paul A. Maisch
                                Duly Authorized Officer and
                                Principal Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number             Description
-------            -----------

3.2                By-Laws, as amended, of Hudson Chartered Bancorp, Inc.
27                 Financial Data Schedule