Form 10-K
period 1996-12-31
HUDSON CHARTERED BANCORP INC
filed 1997-03-24
CIK 776848

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                               ____________________
                                     FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended December 31, 1996


                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from _____ to _____

                         Commission file number: 0-17848

                         HUDSON CHARTERED BANCORP, INC.
                         _____________________________
                 (Exact name of registrant as specified in charter)

New York                                                 14-1668718
________                                                 __________
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


Route 55, Lagrangeville, New York
_________________________________
(Address of Principal Executive Offices)                 12540
                                                         _____
                                                         (Zip Code)



   Registrant's telephone number, including area code: 914-471-1711

     Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.80 per share (Title of Class)
______________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ____ NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____

As of March 1, 1997, the aggregate market value of the 3,189,106 shares of the registrant's voting common stock issued and outstanding held by non-affiliates on such date was approximately $86,105,862 based on the reported last sale price of the registrant's common stock on such date. For purposes of this calculation, only directors, executive officers and
                                  ----
beneficial owners of more than 10% of the registrant's voting common stock are considered affiliates of the registrant.

As of March 1, 1997, the registrant had 4,732,501 shares of common stock issued and outstanding.

Documents Incorporated by Reference:

1. Portions of the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein, of portions of the proxy statement, shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

                          FORM 10-K TABLE OF CONTENTS


                                                                     PAGE NO.


PART I
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
PART III
--------
        ITEMS 10 THROUGH 13. (INCORPORATED BY REFERENCE TO THE
        DEFINITIVE POLICY STATEMENT FOR THE ANNUAL MEETING OF
        SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
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

ITEM 1--BUSINESS

MERGER

    Hudson Chartered Bancorp, Inc. (the "Company") is a New York corporation with headquarters at 20 Mill Street, Rhinebeck, New York, and principal executive offices at Route 55, LaGrangeville, New York. The Company's principal subsidiary, accounting for 99% of the consolidated assets and 88% of consolidated equity, is First National Bank of the Hudson Valley (the "Bank").

    The Company is registered with the Board of Governors of the Federal Reserve System (the "Reserve Board") as a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"). As a bank holding company, it is required to file annual reports and other information regarding its business operations and those of its subsidiaries with the Reserve Board. See "REGULATION AND SUPERVISION--Bank Holding Company Regulation."

    The Bank was chartered under the national banking laws in 1863 and is a member of the Federal Reserve System. It operates its main office at 289-291 Main Mall, Poughkeepsie, New York, and twenty other branch offices and eleven offsite automated teller machines in Dutchess, Ulster, Putnam, and Orange Counties. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to comprehensive regulation, supervision, and examination by the Office of the Comptroller of the Currency ("Comptroller"), the Reserve Board, and the FDIC.

    The Bank conducts a general commercial banking and trust business. It offers retail and wholesale banking services including demand, savings and time deposits, commercial, mortgage and installment loans, consumer banking, and trust services. Services offered by the Bank's Trust Department include trust administration, investment management, and custody services.

    As of December 31, 1996, the Company, on a consolidated basis, had total assets of approximately $696.9 million, total deposits of $625.8 million and stockholders' equity of $65.2 million. At March 1, 1997, the Company and the Bank employed 334 full-time equivalent employees.

FORWARD-LOOKING STATEMENTS

    The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for 1997 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

    In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements; pricing pressures on loan and deposit products; actions of competitors; changes in economic conditions; the extent and timing of actions of the Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; and the extent and timing of legislative and regulatory actions and reform.

    The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events of circumstances.

LENDING

    The Bank engages in a variety of lending activities which are primarily categorized as residential and commercial mortgage, consumer/installment, and commercial lending.

    The Bank originates virtually all of its loans in its market area. At December 31, 1996, the Bank's gross loan portfolio totaled approximately $451.9 million. Of this amount, real estate mortgage, consumer/ installment, and commercial loans comprised 64.8%, 19.3%, and 15.9%, respectively, of the Bank's loan portfolio.

    At December 31, 1996, the Bank's unsecured lending limit to one borrower under applicable regulations was approximately $9.9 million.

    In managing the growth of its loan portfolio, the Bank has focused on: (i) the application of prudent underwriting criteria, (ii) establishment of management lending authorities well below the Bank's legal lending authority,
(iii) establishment of industry concentration limits, (iv) active involvement by senior management and the Board of Directors in the loan approval process, and
(v) active monitoring of loans to ensure that repayments are made in a timely manner and to identify potential problem loans.

    For information regarding the performance of the loans in the Bank's portfolio and the amount and composition of the Bank's allowance for loan losses, see "Item 7--Management's Discussion of Analysis of Financial Condition and Results of Operations--Asset Quality."

    RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS. Residential mortgage loans are comprised primarily of loans on one-to-four family residential units, construction and land development loans, home equity lines of credit, and special purpose loans (loans satisfying the objectives of the Community Reinvestment Act).

    In underwriting residential mortgage loans, the Bank evaluates both the prospective borrower's ability to make payments on the loan when due and the value of the property securing the loan. As required by banking regulations, an appraisal of the real estate intended to secure the loan is generally undertaken by an independent New York State licensed or certified appraiser previously approved by the Bank. Residential mortgages are generally underwritten up to 80% loan-to-value ("LTV") ratio. However, the Bank has made a limited number of loans greater than 80% LTV, up to 95% LTV, with private mortgage insurance generally required for loans in excess of the 80% LTV ratio.

    The Bank offers fixed rate and adjustable rate residential mortgage loans with a maximum term of 30 years. Fixed rate loans are underwritten according to Federal Home Loan Mortgage Corporation criteria in order to qualify for sale in the secondary market. Individual fixed rate loans are usually sold promptly after closing without recourse to the Bank. The Bank continues to service these loans.

    In 1996, the Company sold, but retained the servicing rights on, $8.3 million of fixed rate residential mortgage loans. Total loans serviced for other investors was $99.4 million at December 31, 1996.

    The Bank offers a one year adjustable rate loan (and, on an exception basis, three and five year adjustable rate loans). This loan provides for annual adjustments in the interest charged to an amount usually equal to 3% over the one year constant maturity U. S. Treasury securities index. Adjustable rate loans are generally retained in the Bank's portfolio in order to increase the percentage of loans in its portfolio with greater repricing frequencies than fixed rate loans. Interest rates and origination fees on adjustable rate loans are priced to be competitive in the Bank's market area. Periodic adjustments of the interest rate on an adjustable rate loan is usually limited to not more than 2% per adjustment, with an interest rate ceiling over the life of the loan ranging from 11% to 15%.

    The Bank also offers a "convertible" adjustable rate mortgage, which provides the borrower an option to convert a one year adjustable rate mortgage to a fixed rate mortgage at then prevailing market rates at the end of five years. The originations of these loans are also usually sold into the secondary market with servicing rights retained.

    The Bank offers three types of home equity mortgage loans. The first is an "express loan" subject to a limit of $25,000 with a five or seven year full payout amortization, as a substitute for a consumer loan but with possible tax deductibility of interest. The Bank places a second mortgage on the property with assessed value used as the principal basis for valuation. The second is an open-end revolving line of credit, which is an adjustable rate loan with a term, depending on the size of the loan, of up to twenty years. During the revolving period, which varies from five to ten years based on the size of the loan, the borrower is only required to make interest payments. Thereafter, payments are for both principal and interest. The third type is a closed-end fixed rate home equity loans with maturities of up to 15 years. All home equity loans are limited to one-to-four family owner-occupied residences. The Bank restricts its open-end home equity loans to a maximum of 75% of the appraised value of the collateral property including of the balance of the first mortgage loan on such property, if any, and executes a second mortgage as collateral. On closed-end loans, the LTV is limited to 80% of appraised value. The Bank previously offered a closed end, fixed rate loan with an amortization basis of 15 years and either a three or five year balloon maturity. Such product was discontinued in 1994. As these loans mature, they are being rewritten to fully amortize to maturity. Open-end lines of credit not yet advanced totaled $14.0 million at December 31, 1996. Loans secured by residential mortgages totaled $141.2 million at December 31, 1996, of which $103.4 million were first and $37.8 million were second mortgages.

    Commercial real estate loans are offered by the Bank generally on a variable rate basis (but also on a fixed rate basis) with a three or five year balloon maturity, although the amortization basis may range from 10 to 20 and exceptionally to 30 years. These loans are typically related to commercial business loans and are secured by the underlying real estate used in these businesses. The maximum loan-to-value ratio on commercial real estate loans is 75%, with the value of the collateral for loans in excess of $250,000 being based on independent appraisals. The Bank typically requires personal guarantees of the principals of corporations to which it lends. Commercial real estate loans are often larger and may involve greater risks than other types of lending. Because payments on such loans are often dependent upon the successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse economic conditions. Loans secured by commercial mortgages totaled $140.4 million at December 31, 1996.

    CONSTRUCTION LOANS. The Bank makes short-term (one year or less) construction loans secured by land, residential, and non-residential properties. At December 31, 1996, total construction loans aggregated approximately $12.2 million and amounts not yet advanced totaled $4.8 million. The Bank has no major commitments to lend to developments of significant multi-unit residential or commercial projects. Furthermore, the Bank does not intend to actively engage in lending for developments of significant multi-unit residential or commercial projects.

    Construction loans are generally only made for owner occupied dwellings or buildings, and are usually for terms of 6 to 12 months. Funds for construction loans are disbursed as phases of construction are completed. The Bank's residential construction loan underwriting procedure generally limits the loan amount to 80% LTV ratio with an LTV of up to 90% allowed where private mortgage insurance on the amount over 80% is provided with respect to the permanent mortgage construction. Nonresidential is generally limited to not greater than 75% LTV. The Bank does not generally fund construction loans for single family homes or commercial real estate built by investors until the builder has a firm sales contract for the residence or building to be constructed.

    COMMERCIAL LOANS. The Bank's commercial loan portfolio consists primarily of commercial business loans to small and medium sized businesses. At December 1996, the Bank's commercial business loans outstanding totaled $71.9 million with an additional $39.4 million available under lines of credit not advanced.

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

    CONSUMER, INSTALLMENT, AND OTHER LOANS. The Bank offers a full range of consumer/installment loans. Such loans include financing for new and used cars, wholesale and indirect financing programs for autos and other vehicle dealerships in addition to, on a direct basis, personal loans for consumer goods, home improvement, overdraft checking, and debt consolidation. Wholesale dealer loans (secured by dealer inventories) are structured as one year lines of credit and are reviewed annually. Consumer loans are made on both a secured and unsecured basis. Maturities for consumer loans are for periods of 12 to 60 months, excluding secured home improvement loans which are usually written as home equity loans. Interest rates for consumer products are structured either at fixed or variable rates. Leasing services are offered directly by the Bank. Both Visa and MasterCard credit cards are available. At December 31, 1996, installment, consumer, and all other loans totaled $87.2 million, of which $62.0 million represents loans generated from the indirect (dealer) loan program. Indirect automobile financing can carry a higher risk of loss than direct financing. Such risk is taken into account in management's evaluation of the adequacy of the Allowance for Loan Losses. At December 31, 1996, overdraft lines of credit and credit card lines not advanced totaled $5.3 million.

    The average balance sheets (unaudited) for the Company are set forth in "Management's Discussion and Analysis" at Item 7. Also set forth therein is information regarding weighted average yields on interest earning assets and weighted average rates paid on interest bearing liabilities. The following tables show (1) the Company's loan distribution (exclusive of loans held for sale) at the end of each of the last five years, (2) the maturity of loans (excluding consumer, installment, and other miscellaneous loans) outstanding as of December 31, 1996, and (3) the amounts due after one year classified according to their sensitivity to changes in interest rates.

1) Loan Distribution (dollars in thousand):

                                                                              DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1996      1995(A)       1994        1993        1992
                                                       ----------  ----------  ----------  ----------  ----------
R/E Construction.....................................  $   12,227  $   13,347  $    6,417  $    3,678  $    9,612
R/E Mortgage Comm....................................     137,557     127,395     111,330      99,606      93,774
R/E Mortgage Res.....................................     142,868     143,673     166,263     156,350     152,628
Com'l. & Industrial..................................      71,887      69,889      95,412      69,411      62,196
Con., Instl. & Other.................................      87,212      67,779      52,640      34,469      40,576
                                                       ----------  ----------  ----------  ----------  ----------
Total................................................  $  451,751  $  422,083  $  432,062  $  363,514  $  358,786
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

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

2) Maturity of Loans at December 31, 1996:

                                                                             MATURING
                                                   -------------------------------------------------------------
                                                                     AFTER ONE BUT
                                                                      WITHIN FIVE       AFTER FIVE
                                                   WITHIN ONE YEAR       YEARS            YEARS         TOTAL
                                                   ---------------  ----------------  --------------  ----------
R/E Construction.................................     $  10,501        $    1,726                     $   12,227
R/E Mortgage.....................................        45,293           114,058       $  121,074       280,425
Comm/Industrial..................................        36,876            14,200           20,811        71,887
                                                        -------          --------     --------------  ----------
Total............................................     $  92,670        $  129,984       $  141,885    $  364,539
                                                        -------          --------     --------------  ----------
                                                        -------          --------     --------------  ----------

3) Rate Sensitivity of Above Loans Maturing After One Year:
   (dollars in thousands)

                                                               ONE TO FIVE       AFTER FIVE
                                                                  YEARS            YEARS
                                                             ----------------  ------------
Fixed Interest Rate........................................     $   68,747       $   57,820
Variable Interest Rate.....................................         61,237           84,065
                                                                  --------     ------------
Total......................................................     $  129,984       $  141,885
                                                                  --------     ------------
                                                                  --------     ------------

    In addition to Federal funds and maturing securities, $92.7 million of loans mature in one year or less (exclusive of consumer, installment and other loans), providing additional liquidity to meet customer loan and deposit needs. Of the remaining loans, $145.3 million have variable interest rates, helping insulate the Company from the adverse effects of significant changes in interest rates. For additional information concerning asset/liability management, see "Item 7--Management's Discussion and Analysis--Asset/ Liability Management."

SECURITIES
----------
         The Company records its investment in securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that unrealized gains and losses on securities classified "available for sale" be recorded, net of taxes, as a separate component of stockholders' equity. The net balance of unrealized gains (losses) recorded in stockholders' equity was $.3 million, $.6 million and ($1.1 million) at December 31, 1996, 1995 and 1994, respectively. The tax effects recorded in other assets was $.2 million, $.4 million, and ($.8 million) at December 31, 1996, 1995 and 1994, respectively.

         See Note A and Note B to the 1996 Consolidated Financial Statements, included herein at Item 8, for discussion of accounting policies related to securities and for information as to the amortized cost and fair value of securities at December 31, 1996 and 1995:

         The table below sets forth the carrying amounts of securities at the dates indicated (dollars in thousands):

                                                                                          DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------------------------------
U.S. Treasury and U.S. Government Agencies                                     $   83,812  $  113,539  $   89,937
State and political subdivisions                                                   68,117      47,684      47,219
Other securities                                                                   27,309      22,683      10,569
                                                                               ----------------------------------
Total                                                                          $  179,238  $  183,906  $  147,725
                                                                               ----------------------------------
                                                                               ----------------------------------

         The following table sets forth certain information concerning the maturities of securities, amortized cost, and the weighted average yields of such securities (calculated on the basis of their cost and effective yields) at December 31, 1996. Tax-equivalent adjustments (using a 34% rate) have been made in calculating yields on obligations of states and political subdivisions (dollars in thousands):

                                                                        MATURING

                                                     AFTER ONE BUT WITHIN
                                                          FIVE YEARS                                AFTER TEN YEARS
                                                     --------------------                        ---------------------
                                                                              AFTER FIVE BUT
                             WITHIN ONE YEAR (1)                           WITHIN TEN YEARS (3)
                          -------------------------                (2)     --------------------                (4)
                             AMOUNT        YIELD      AMOUNT      YIELD     AMOUNT      YIELD     AMOUNT      YIELD       TOTAL
                          -------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
US Treasury and US
  Government Agencies
  (%) (5)                   $  23,163      5.92%      $47,293      5.99%   $   5,697     5.96%   $   9,449       5.91%  $  85,602
State and political
  subdivisions                  8,630      6.47        28,652      7.73       15,983     7.59       14,526       8.14      67,791
Other                             995      6.64        17,955      5.91        2,965     7.90                              21,915
                          -------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
Total                       $  32,788      6.09%      $93,900      6.51%   $  24,645     7.25%   $  23,975       7.26%  $ 175,308
                          -------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ---------
                          -------------  ----------  ---------  ---------  ---------  ---------  ---------  ----------  ---------




                            YIELD
                          ---------
US Treasury and US
  Government Agencies
  (%) (5)                   5.96%
State and political
  subdivisions              7.62
Other                       6.21
                          ---------
Total                       6.64%
                          ---------
                          ---------



---------------------
(1) Includes $2.1 million of adjustable rate securities

(2) Includes $20.2 million of adjustable rate securities

(3) Includes $5.8 million of adjustable rate securities

(4) Includes $5.6 million of adjustable rate securities

(5) For purposes of this schedule, mortgage-backed securities consisting of mortgages guaranteed by U.S. Government agencies and SBA participation certificates totaling $23.4 million have been included based upon the estimated average lives of the securities. Prepayments were estimated based on 1996 levels.

The Company has established written investment, liquidity, and asset/liability management policies, which are reviewed annually by the Board of Directors. These policies identify investment criteria and state specific objectives in terms of risk, interest rate sensitivity, and liquidity. The policies are administered by the Investment Committee of the Board of Directors. The Company does not have a trading portfolio. At December 31, 1996, the Company had no investments in which the aggregate cash value of the securities held by the Company exceeded 10% of stockholders' equity, except for investments in the securities of or those guaranteed by the U.S. Government and other U.S. Government agencies and corporations.

See "Item 7--Management's Discussion and Analysis of Financial Condition" for additional information regarding securities.

DEPOSITS
--------
         The Company has developed a variety of deposit products ranging in maturity from demand-type accounts to certificates of deposit with maturities up to five years. The Company's deposits are primarily derived from the areas where its banking offices are located. It does not solicit deposits outside its market area and does not pay fees to others to obtain deposits for the Company. From time to time, the Company has used premiums, promotions or special products to attract depositors to branch offices. One such product is "Merit," a free package of account services coupled with a high balance Passbook Savings. As of December 31, 1996, the Company had significant balances in such Merit accounts. Another product is the "Business Money Manager," which allows business customers to transfer funds between checking and high yield money market deposit accounts.

         The Company influences the flow of deposits primarily by pricing its accounts to remain generally competitive with other financial institutions in its market area, although the Company does not necessarily seek to match the highest rates paid by competing institutions. The Company has established a Rate Committee which meets monthly to review interest rates on all deposit products. Periodic changes are made to the rates and product features based on liquidity needs, competition, and general economic conditions. While the Company has $126.9 million in time deposits maturing in 1997, the Company's previous experience indicates that a significant portion will "roll over" on maturity. Indeed, of this amount, only $34.7 million represents time deposits of over $100,000, which are generally considered to be more volatile than "core" deposits. Management operates under a formal liquidity policy which it believes maintains adequate cash equivalents and other liquid assets to meet foreseen outfolows of such deposits, as well as outflows from other deposit products that the Company offers. During recent years the Company has experienced an increasing proportion of its deposit growth in interest bearing forms. For further information regarding the Company's deposits, see Item 7. "Management's Discussion and Analysis of Financial Condition--Results of Operations."

         The average amount and the average rates paid on deposits are summarized in the following table (dollars in thousands):

                                                                      YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                      1996                   1995                      1994
                                              -------------------------------------------------------------------
Noninterest bearing demand deposits.........  $  134,176             $  128,697             $  120,333
Money Market & NOW accounts.................     119,865       2.47%    127,960       2.71%    156,094      2.40%
Savings deposits............................     212,389       3.96     191,828       4.39     166,347      3.13
Time deposits...............................     159,704       5.44     163,074       5.66     122,800      4.40
                                              ----------  ---------  ----------  ---------  ----------  ---------
Total deposits..............................  $  626,134       3.20% $  611,559       3.45% $  565,574      2.54%
                                              ----------  ---------  ----------  ---------  ----------  ---------
                                              ----------  ---------  ----------  ---------  ----------  ---------

The maturities of time deposits under $100,000 and time deposits of $100,000 or more outstanding at December 31, 1996, are summarized for the periods indicated in the following table (balances in thousands):

                                                                TIME DEPOSITS UNDER    TIME DEPOSITS
                                                                     $100,000        $100,000 OR MORE     TOTAL
                                                                -------------------  ----------------  ----------
Balances outstanding at December 31, 1996, maturing in:
3 months or less..............................................      $    24,309         $   19,004     $   43,313
Over 3 through 6 months.......................................           44,046             11,854         55,900
Over 6 through 12 months......................................           23,928              3,801         27,729
Over 12 months................................................           29,479              5,844         35,323
                                                                       --------           --------     ----------
Total.........................................................      $   121,762         $   40,503     $  162,265
                                                                       --------           --------     ----------
                                                                       --------           --------     ----------

TRUST SERVICES
--------------
         The Bank maintains a Trust Department which offers a wide range of custodial, investment management, and investment advisory services to the Bank's customers. The Trust Department also offers the administration of personal trusts and estates in a fiduciary capacity, self-directed IRA and Keogh accounts and pensions. At December 31, 1996, customer assets under management totaled approximately $180 million, representing approximately 640 accounts.

COMPETITION
-----------
         The Bank principally competes in a market area of four New York counties (Dutchess, Putnam, Orange, and Ulster). As of June 1996 (the latest available data), such market area included 17 commercial banks (195 branches) with deposits of $5.1 billion, 18 thrift institutions (75 branches) with deposits of $3.8 billion, and 25 credit unions (32 branches) with deposits of $1.4 billion. Total market deposits aggregated $10.3 billion as of such date.

    As of that date, the Bank had the largest share of the total commercial bank deposits in Dutchess and Ulster counties (9.8%), and ranked 3rd in deposits among all commercial banks in the total four county area. In 1997, the Company plans to open branches in Goshen and Middletown, Orange County, in the first half of 1997 as well as a service branch in Wappingers Falls, Dutchess County. The Company closed its service branch at Ames Plaza, Amenia, Dutchess County, and transferred all of its accounts to its Amenia main office.

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

    In addition, the Bank is a significant provider of credit in its market area. Although the Bank faces competition for loans from mortgage banking companies, savings banks, savings and loan associations, other commercial banks, insurance companies, and other institutional lenders, management believes that the Bank's business strategy gives it a competitive advantage. Factors which affect loan growth include the general availability of lendable funds and credit, general and local economic conditions, and current interest rate levels.

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

BANK HOLDING COMPANY REGULATION

    The Company is a registered bank holding company under the Bank Holding Company Act ("BHCA") and is subject to Reserve Board regulations, examination, supervision, and reporting requirements. Under the BHCA, a bank holding company must obtain Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls a majority of such shares). Reserve Board approval also must be obtained before any bank holding company acquires all or substantially all of the assets of another bank or bank holding company or merges or consolidates with another bank holding company. The George Gale Foster Corporation ("GGF"), which controls approximately 11% of the Company's Common Stock, is also a registered bank holding company for the Bank under the BHCA. As a result, activities undertaken by the Company may also require approval of an application filed by GGF.

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

    Under New York State Banking Law, the Company must obtain the prior approval of the New York State Banking Board before acquiring, directly or indirectly, 5% or more of the voting stock of another banking institution located in New York State. Federal law permits adequately capitalized and adequately managed bank holding companies to acquire banks and bank holding companies in any state, subject to certain conditions, including certain nationwide and statewide concentration limits. Consequently, the Company has the authority to acquire any bank or bank holding company, and can be acquired by any bank or bank holding company located anywhere in the United States. Effective June 1, 1997, federal law will permit banks, subject to certain provisions, including state opt-out provisions, to merge with banks in other states, or to acquire, by acquisition or merger, branches outside its home state. States may affirmatively opt-in to permit these transactions earlier, which New York, among other states, has done. The establishment of new interstate branches also will be possible in those states with laws that expressly permit it. Branches of interstate banks will be subject to various host state laws, including laws relating to intrastate branching, consumer protection, fair lending, community reinvestment, and taxation (unless in the case of national banks such laws are preempted by Federal law or discriminatory in effect). This legislation may increase competition as banks branch across state lines and enter new markets.

    The BHCA also prohibits a bank holding company, with certain limited exceptions, from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or a bank holding company, and from engaging in any activities other than those of banking, managing or controlling banks, or activities which the Reserve Board has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto.

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

    The Company is a legal entity separate and distinct from the Bank and any non-bank subsidiaries thereof. Accordingly, the right of the Company, and consequently the right of creditors and stockholders of the Company, to participate in any distribution of the assets or earnings of any subsidiary is necessarily subject to the prior claims of creditors of the subsidiary, except to the extent that claims of the Company in its capacity as a creditor may be recognized.

BANK REGULATION

    As a national bank, the Bank is subject to the supervision of, and is regularly examined by, the Comptroller and is required to furnish quarterly reports to the Comptroller under the National Bank Act. In addition, the Bank is insured by and subject to certain regulations of the FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amounts, terms and conditions of loans that may be granted and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operation of the Bank. The approval of the Comptroller is required for the establishment of additional branch offices by any national bank, subject to applicable state law restrictions. New York State Banking Law precludes a bank from establishing a de novo branch in any city or village with a population of 50,000 or less in which the principal office of another bank or trust company is located (other than a bank which is a subsidiary of a bank holding company or is itself a bank holding company).

CAPITAL

    The Company and the Bank are subject to substantially similar minimum capital requirements. The capital adequacy guidelines provide for three types of capital: (I) Tier 1 capital (or core capital), (ii) Tier 2 capital (or supplementary capital), and (iii) total capital. Tier 1 capital generally includes common stockholders' equity, and qualifying perpetual preferred stock and related surplus (limited to a maximum of 25% of Tier 1 elements), and minority interests in the equity accounts of consolidated subsidiaries, less certain intangibles. At least half of total capital must be composed of Tier I capital.

    Tier 2 capital generally includes allowances for loan losses in an amount up to 1.25% of risk-weighted assets, most perpetual preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt, mandatory convertible debt securities, and certain intermediate-term preferred stock and subordinated debt instruments (both subject to a maximum of 50% of Tier I capital excluding goodwill and certain other intangible assets, but phased-out as the instrument approaches maturity). Total capital generally includes Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities, and other deductions as may be determined by the Reserve Board.

    Under current capital adequacy guidelines, bank holding companies and banks must maintain minimum leverage ratios of Tier 1 capital to average total consolidated assets of 3.0% for bank holding companies and banks meeting certain specified criteria, which include having a composite regulatory examination rating of 1, and between 4.0% and 5.0% for all other bank holding companies and banks, such as the Company and Bank. Bank holding companies and banks must also maintain minimum ratios of total risk based capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. The maximum amount of supplementary capital elements that qualify as Tier 2 capital is limited to 100% of Tier I capital. The risk-weighted asset base is determined by assigning each asset and the credit equivalent amount of off-balance sheet items to one or several broad risk categories, after which the aggregate dollar value of the items in each category is multiplied by a weight (ranging from 0% to 100%) assigned to each asset category and totaled. The federal bank regulatory agencies may set higher capital requirements when particular circumstances warrant. The risk-based capital standards explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institutions's ability to manage these risks, as important factors to be taken into account in assessing overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has recently issued additional capital guidelines for certain bank holding companies that engage in trading activities.

    At December 31, 1996, the Company and Bank exceeded all minimum capital requirements. The Company had a ratio of Tier I capital to total assets of 9.2%, a ratio of Tier 1 capital to risk-weighted assets of 13.7%, and a ratio of total capital to risk-weighted assets of 15.0%. The Bank had a ratio of Tier 1 capital to total assets of 8.2%, a ratio of Tier 1 capital to risk-weighted assets of 12.2%, and a ratio of total capital to risk-weighted assets of 13.5%.

    The Company's ability to pay dividends and expand business can be restricted if capital falls below minimum requirements. In addition, the Comptroller has established levels at which a national bank is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, and is required to take prompt corrective action with respect to banks that fall below minimum capital standards. The degree of regulatory intervention is tied to an insured institution's capital category. The prompt corrective actions for undercapitalized institutions include increased monitoring and periodic review of capital compliance efforts, a requirement to submit a capital plan, restrictions on dividends and total asset growth, and limitations on certain new activities (such as opening new branch offices and engaging in acquisitions and new lines of business). The Comptroller may determine that a national bank should be classified in a lower category based on other information, such as the institution's examination report, after written notice. At December 31, 1996, the Bank met the requirements for a "well-capitalized" institution based on its capital ratios as of such date.

    In connection with the submission of a capital restoration plan, a company that has control of an undercapitalized institution must guarantee that the institution will comply with the plan and provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of (i) 5% of the institution's assets at the time it became undercapitalized, or (ii) the amount necessary to bring the institution into capital compliance at the time it failed to comply with its capital plan. If the Bank becomes undercapitalized, the Company will be required to guarantee performance of the capital plan as a condition of Comptroller approval.

TRANSACTIONS WITH AFFILIATES

    The Bank is also subject to federal law that limits its transactions to or on behalf of the Company and to or on behalf of any nonbank subsidiaries. Such transactions are limited to 10 percent of the Bank's capital and surplus and, with respect to the Company and all nonbank subsidiaries, to an aggregate of 20 percent of the Bank's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also prohibits the Bank from purchasing "low-quality" assets from affiliates.

DEPOSIT INSURANCE

    The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. Most of the deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC. However, approximately $13.6 million in deposits are subject to assessments imposed by the Savings Association Insurance Fund ("SAIF") of the FDIC.

    Pursuant to budget reconciliation legislation enacted in 1996, the FDIC imposed a special assessment on SAIF-assessable deposits of 65.7 basis points per $100 of SAIF-assessable deposits in order to increase the SAIF's net worth to 1.25 percent of SAIF-insured deposits as of October 1, 1996. The pre-tax impact of the special assessment on the Bank was approximately $66,000.

    The FDIC thereafter equalized the assessment rates for BIF - and SAIF-insured deposits, effective January 1, 1997. Thus, for the semi-annual period beginning January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because the legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay PRO RATA portions of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is assessing BIF-insured deposits an additional 1.30 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.48 basis points per $100 of deposits, to cover those obligations. The Bank's assessment rate was 0 basis points before the FICO assessment noted above.

FEDERAL RESERVE SYSTEM

    The Bank is a member of the Federal Reserve Bank of New York, which is one of 12 regional Federal Reserve Banks comprising the Federal Reserve System. The Federal Reserve Bank of New York provides a central credit facility for member institutions. As a member bank, the Bank is required to own shares of Federal Reserve Bank capital stock in an amount equal to 6% of the Bank's paid-up capital and surplus. The Bank is in compliance with this requirement with an investment in Federal Reserve Bank of New York stock at December 31, 1996, of $574,000. The Reserve Board also requires depository institutions to maintain non-earning reserves against certain transaction accounts (primarily checking accounts) and non-personal time deposits (those which are transferable or held by a person other than a natural person). At December 31, 1996, the Bank was in compliance with these requirements.

RESTRICTIONS ON THE PAYMENT OF DIVIDENDS

    The principal source of the Company's revenue and cash flows is dividends from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company under such restrictions. As of January 1997, the amount available for payment of dividends to the Company by the Bank totaled $9,071,000 plus any accumulated 1997 earnings. In addition, the Comptroller has authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition if such payment is deemed to constitute an unsafe or unsound practice. The Comptroller and the Reserve Board have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The ability of the Bank to pay dividends could be further influenced by bank regulatory and supervisory policies.

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

COMMUNITY REINVESTMENT

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

SOURCE OF STRENGTH POLICY

    Under Reserve Board policy, a bank holding company is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support the bank. Consistent with its "source of strength" policy for subsidiary banks, the Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not pay cash dividends unless its net income available to common shareholders has been sufficient to fund fully the dividends, and the prospective rate of earnings retention appears to be consistent with the corporation's capital needs, asset quality, and overall financial condition.

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

LEGISLATIVE PROPOSALS AND REFORM

    Certain-significant legislative proposals and reforms affecting the financial services industry are currently being discussed and evaluated by Congress. Such proposals include legislation to revise the Glass-Steagall Act and the BHCA to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking and the consolidation and/or jurisdictional realignment of various Federal banking agencies. At this time it is unclear whether any of these proposals, or any form of them, will become law this year or ever. Consequently, it is difficult to ascertain what effect they may have on the Company and the Bank.

EMPLOYEES

    As of December 31, 1996, the Company had 276 full-time and 84 part-time employees. The employees are not represented by a collective bargaining agreement. The Company believes its relationship with its employees to be satisfactory.

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

                                                                   POSITION WITH THE COMPANY AND/OR THE BANK AND RECENT
NAME                                                    AGE(A)                          EXPERIENCE
----------------------------------------------------  -----------  ----------------------------------------------------

T. Jefferson Cunningham III                                        Chairman and Chief Executive Officer of the Company;
                                                              54   Chairman of the Executive Committee of the Bank.

John Charles VanWormer                                             President of the Company; President and Chief
                                                              49   Executive Officer of the Bank.

Donald H. Weber                                                    Executive Vice President and Chief Operations
                                                                   Officer of the Bank (1995- 1996); Chairman and Chief
                                                                   Executive Officer, Manufacturers and Traders Trust
                                                                   Company, Endicott Trust Division (1992-1995);
                                                                   President and Chief Executive Officer, Endicott
                                                              60   Trust Company (1987-1992).

David S. MacFarland                                                Regional Executive Vice President of the Bank
                                                                   (1994-1996); Regional Chairman, Fleet Bank of New
                                                                   York, Hudson Valley Region (1993-1994); Regional
                                                                   President, Fleet Bank of New York, Hudson Valley
                                                              53   Region (1988-1993).

Paul A. Maisch                                                     Treasurer and Chief Financial Officer of the
                                                              41   Company; Senior Vice President of the Bank .

Nancy Behanna                                                      Secretary of the Company and the Bank (1996); Senior
                                                                   Vice President and Chief Credit Officer of the Bank
                                                              42   (1994-1996); Vice President of the Bank (1991-1994).

Thomas R.B. Campbell                                               Senior Vice President/Senior Trust Officer
                                                                   (1993-1996); Senior Vice President, Brown Brothers
                                                              58   Harriman & Co. (1962-1993).

Michael H. Graham                                             59   Senior Vice President, Loan Officer.

Curtis M. Juengerkes                                               Senior Vice President & Chief Information Officer
                                                                   (1995- 1996); Vice President of Management
                                                                   Information Systems, A. T. Hudson & Co. (1993-1995);
                                                              56   Vice President, Union Savings Bank (1987-1993).

Paul S. Mack                                                       Senior Vice President, Senior Loan Officer, of the
                                                              49   Bank.

Kim Dillinger Sprossel                                             Vice President and Cashier of the Bank (1994-1996);
                                                              41   Vice President and Auditor (1991-1994).

Clifford O. Straub                                                 Senior Vice President, Community Banking Sales
                                                                   Officer (1995-1996); Vice President Area Manager,
                                                              46   Shawmut National Corporation (1986-1995).

------------------------

(a) as of February 28, 1997

ITEM 2. PROPERTIES
------------------
The company owns the land and a two-story 20,000 square foot building at 20 Mill Street, Rhinebeck, New York, which houses the Bank's largest branch (approximately 3,200 square feet is leased to tenants).

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

It is the Company's intent to relocate more administrative and operations functions at the Lagrangeville, New York facility, as tenant leases expire. In November 1996, the Company relocated its operations and data processing department to the LaGrange complex, vacating space in its Rhinebeck location. The Company intends to lease approximately one-half (or 3,000 square feet) of the vacated space in its Rhinebeck location.

The Company, through the Bank, also owns nine other banking premises which are used almost exclusively for conducting commercial banking business. Similarly, the Bank leases eight other branch banking premises for conducting its commercial banking business.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The Company's Common Stock is traded on the NASDAQ, National Market System ("NMS") under the symbol "HCBK". On March 1, 1997, there were approximately 1,317 shareholders of record of Common Stock and 4,732,501 shares of Common Stock issued and outstanding.

The following table sets forth the cash dividends declared by the Company on its Common Stock and the range of high and low prices of the Common Stock during the two most recent years based on high and low sale prices as quoted by the NASDAQ NMS since January 1, 1995. This table has been adjusted retroactively to give effect to the 10% stock dividends declared, December 21, 1995 and December 19, 1996, payable January 31, 1996 and January 15, 1997, respectively.


                                                                                                         PRICE
                                                                              CASH DIVIDENDS PER  --------------------
                                                                                    SHARE           HIGH        LOW
                                                                              ----------------------------------------

1995

  First Quarter...............................................................    $0.1240          $14.98      13.44

  Second Quarter..............................................................     0.1240           14.25      13.02

  Third Quarter...............................................................     0.1322           14.25      13.02

  Fourth Quarter..............................................................     0.1322           16.53      13.44

1996

  First Quarter...............................................................    $0.1455          19.55      15.91

  Second Quarter..............................................................     0.1455          19.55      18.19

  Third Quarter...............................................................     0.1636          20.00      18.64

  Fourth Quarter..............................................................     0.1636          26.25      18.86

The declaration and payment of future dividends is at the sole discretion of the Board of Directors and the amount, if any, depends upon the earnings, financial condition and capital needs of the Company and the Bank and other factors, including restrictions arising from federal banking laws and regulations to which the Company and the Bank are subject. In addition, the holders of the Company's outstanding series of preferred stock, if any, will have a priority right prior to the holders of Common Stock to receive the payment of dividends. The ability of the Bank to pay cash dividends to the Company on its capital stock is subject to, among other matters, the restrictions set forth in federal statutes and regulations. For additional information, see Note N--"Restriction on Subsidiary Dividends and Loans to Affiliates" of the Notes to Consolidated Financial Statements under Item 8.

ITEM 6--SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------

The following selected financial data for the five years ended December 31, 1996 are derived from the consolidated financial statements of Hudson Chartered Bancorp Inc. The information presented has been restated for prior years to reflect the merger of Fishkill National Corporation with and into Community Bancorp, Inc. to become Hudson Chartered Bancorp, Inc. on September 30, 1994. The merger has been accounted for under the pooling-of-interests method. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included herein at Item 8--Financial Statements and Supplementary Data at or for the year ended December 31,

                                                              1996        1995        1994        1993        1992
                                                           ----------  ----------  ----------  ----------  ----------

Balance sheet data:

Average--assets..........................................  $  698,875  $  671,852  $  627,099  $  585,921  $  560,543

-deposits................................................     626,134     613,676     565,574     528,528     513,277

-equity..................................................      61,983      55,466      52,685      51,707      41,071

Year end--assets.........................................     696,875     696,483     645,977     595,706     581,358

-deposits................................................     625,826     631,060     580,070     536,530     526,555

-equity..................................................      65,165      59,929      52,538      54,120      49,542

-Preferred stock included in equity......................                   5,713       5,714       6,555       6,555

-interest-earning assets.................................     642,507     635,532     596,407     548,537     537,314

-interest-bearing liabilities............................     485,423     494,300     452,934     423,373     423,202

Income data:

Net interest income......................................  $   30,854  $   29,456  $   28,095  $   26,807  $   25,825

Provision for loan losses................................      (2,850)     (2,300)     (2,400)     (3,266)     (2,900)

Realized gains (losses) on sales of securities and loans,
  net....................................................         365         542      (1,762)        941         531

Total other operating income.............................       6,433       5,237       5,225       4,664       4,100
                                                           ----------  ----------  ----------  ----------  ----------

Gross operating income...................................      34,802      32,935      29,158      29,146      27,556

Total other operating expenses...........................     (21,585)    (22,456)    (23,958)    (21,560)    (20,314)
                                                           ----------  ----------  ----------  ----------  ----------

Income before income taxes...............................      13,217      10,479       5,200       7,586       7,242

Income taxes.............................................      (4,551)     (3,514)     (1,936)     (2,600)     (2,498)
                                                           ----------  ----------  ----------  ----------  ----------

Net income...............................................       8,666       6,965       3,264       4,986       4,744

Dividend requirements of preferred stock.................         (89)       (414)       (415)       (497)        (77)
                                                           ----------  ----------  ----------  ----------  ----------

Net income applicable to common shares...................  $    8,577  $    6,551  $    2,849  $    4,489  $    4,667
                                                           ----------  ----------  ----------  ----------  ----------
                                                           ----------  ----------  ----------  ----------  ----------

Per common share: (1)

Primary earnings.........................................  $     1.82  $     1.55  $     0.69  $     1.11  $     1.26

Fully diluted earnings...................................        1.78        1.47        0.69        1.07        1.26

Cash Dividends...........................................        0.62        0.51        0.50        0.48        0.42

Book Value (2)...........................................       13.75       12.69       11.34       11.75       10.72

Weighted average common shares outstanding: (1)

Primary..................................................   4,716,857   4,240,774   4,157,024   4,062,996   3,708,639

Fully diluted............................................   4,880,069   4,740,906   4,654,159   4,566,068   3,711,307

Selected Financial Ratios:

Return on average assets.................................        1.25%       1.04%       0.52%       0.85%       0.85%

Return on average equity.................................       13.98       12.56        6.20        9.64       11.55

Average equity to average assets.........................        8.87        8.25        8.40        8.82        7.33

Allowance for loan losses as a percentage of loans.......        2.06        2.08        1.93        2.01        1.61

Allowance for loan losses as a percent of nonperforming
  loans..................................................         169         166         163         123         105

Total nonperforming loans and OREO to total loans and
  OREO...................................................        1.36        1.53        1.45        1.92        1.81

Capital to risk-weighted assets..........................       14.97       15.02       13.41       15.38       14.03

Common dividend payout ratio.............................       30.56       31.20       69.99       42.70       36.58

Tier 1 capital to average assets (leverage ratio)........        9.21        8.44        8.20        8.96        8.49


------------------------

(1) Information has been adjusted retroactively to give effect to the 10% stock dividends declared December 1995 and December 1996.

(2) Based upon actual number of common stock shares outstanding at year end as adjusted retroactively for 10% stock dividend declared December 1996 and as to 1995 includes the dilutive effect of Series B convertible preferred stock of approximately 485,000 shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is to be read in conjunction with the Company's consolidated financial statements, presented elsewhere in this report under
Item 8. Prior period data has been restated to reflect the merger of Fishkill National Corporation with and into Community Bancorp, Inc. to become Hudson Chartered Bancorp, Inc. on September 30, 1994. The merger has been accounted for under the pooling-of-interests method.

FINANCIAL CONDITION

The following table compares the changes in major categories of the Company's balance sheet from December 31, 1995 to December 31, 1996 (in thousands):

                                     NET CHANGE
                                     ----------
                                    12/31/96     AMOUNT        %      12/31/95
                                    --------    --------    -------   --------

Cash & cash equivalents             $ 46,409    $(21,444)    (31.6)%  $ 67,853

Securities                           179,238      (4,668)    (2.54)    183,906

Loans                                451,919      29,563      7.00     422,356

Allowance for loan losses             (9,302)       (532)     6.07      (8,770)

Premises & equipment                  16,249        (813)    (4.76)     17,062

Other                                 12,362      (1,714)   (12.18)     14,076
                                    --------     --------   -------    --------
Total assets                        $696,875     $    392      .06%    $696,483
                                    --------     --------   -------    --------
                                    --------     --------   -------    --------


Deposits:

Non-interest bearing                $142,256     $  3,600     2.60%    $138,656

Interest bearing                     483,570       (8,834)   (1.79)     492,404
                                    --------     --------   -------    --------
Total deposits                       625,826       (5,234)    (.83)     631,060

Other interest bearing liabilities     1,853          (43)   (2.27)       1,896

Other liabilities                      4,031          433    12.03        3,598
                                    --------     --------   -------    --------
Total liabilities                    631,710       (4,844)   (0.76)     636,554
                                    --------     --------   -------    --------
Stockholders' equity                  65,165        5,236     8.74       59,929
                                    --------     --------   -------    --------
Total liabilities & stockholders'
 equity                             $696,875     $    392      .06%    $696,483
                                    --------     --------   -------    --------
                                    --------     --------   -------    --------

Financial Condition
December 31, 1996 compared to December 31, 1995

Total assets in 1996 grew by only $.4 million from year end 1995. During 1996, the Company focused its efforts on the quality of its core net interest margin. As a result of this focus, efforts were expended on growing the loan portfolio and consolidating its customer relationships while reducing its funding cost. Accordingly, loans increased $29.6 million in 1996 while interest bearing deposits declined by $8.8 million. These changes in the balance sheet structure were funded by a decline in cash and cash equivalents of $21.4 million, a decline in the securities portfolio of $4.7 million, an increase in noninterest bearing deposits of $3.6 million and capital retention of $5.2 million.

Of the increase in loans, consumer loans (primarily indirect automobile financing) increased by $19.4 million or 28.7%, commercial mortgage loans increased by $10.2 million or 8.0%, and commercial and industrial loans increased $2.0 million or 2.9%. These increases were the result of the business plan of the Company to increase its lending in those sectors. The increases were partially offset by decreases in residential mortgages held by the Bank and construction loans of $1.9 million or 1.2%. It should be noted that although residential mortgages held by the Bank declined, new originations of such loans of $8.3 million were sold into the secondary market in order to maintain the Company's interest rate risk management profile at planned levels.

Although securities declined by $4.7 million, the Company actively positioned its portfolio during 1996. As a result, U.S. Treasury and U.S. Government Agency securities declined $29.7 million or 26.2%. However, municipal holdings increased by $20.4 million or 42.9% and corporate securities increased by $4.6 million or 20.4%. This shift was made by investing in "bank-qualified" municipal bonds with approximate maturities of 15 years, where the tax equivalent yields are significantly higher (and market value risks lower) than other securities of comparable maturity.

Overall deposits declined by $5.2 million. Of this amount, noninterest bearing deposits increased by $3.6 million and interest bearing deposits declined by $8.8 million. Of the decline in interest bearing deposits, $5.5 million or 4.7% were in NOW and money market deposit accounts and $8.8 million or 5.2% were certificates of deposits. In April and May of 1996, approximately $15 million of special promotional 15 month certificates of deposits matured which bore higher interest rates than the renewal rate offered by the Company at time of renewal. These declines were somewhat offset by the growth in savings accounts of $5.4 million or 2.7%, a portion of which increase was funded from maturing certificates noted above. For additional information regarding deposits, see Item 1--Business "Deposits".

Additionally, investments in premises and equipment declined by $.8 million as depreciation of $1.8 million outpaced additions to equipment of $1.0 million. Other assets declined $1.7 million, primarily due to net declines of Other Real Estate Owned of $.5 million, accrued income of $.4 million, and a $.7 million decline in income tax refund receivables.

The allowance for loan losses grew by $.5 million to $9.3 million or a 6% increase, as provisions for loan losses of $2.8 million were offset by net charge-offs of $2.3 million. The allowance for loan losses represented 2.1% of total loans in both 1996 and 1995. Further, the allowance for loan losses is 169% of nonperforming loans and restructured troubled debt at December 31, 1996 compared to 166% at December 31, 1995.

Stockholders' equity grew $5.2 million or 8.7% in 1996 compared to year end 1995. Of this increase, $8.7 million resulted from net income and $1.4 million from the sale of additional shares of stock through the Company's dividend reinvestment and employee stock option plans. These increases were offset by dividends declared of $3.0 million, stock repurchases of $1.5 million and the net change in the net unrealized gains on securities available for sale, after tax of $.3 million. Further, in January 1996, the Company called for redemption the entire issue of Series B preferred stock. The Company redeemed $.1 million of the Series B preferred stock issued and the remaining shares were converted into 474,750 shares of common stock. Additionally, in December 1996, the Board of Directors declared a 10% stock dividend, payable in January 1997. As a result, $11.3 million of retained earnings was capitalized into common stock and additional paid in capital.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wishing to withdraw funds or borrowers who need to draw funds under their available credit facilities.

As detailed in the Company's Consolidated Statement of Cash Flows included in the financial statements, cash flows are derived from three sources: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $14.1 million in 1996. Investing activities (primarily purchases of securities and the funding of loans) used $27.3 million in 1996 as purchases of securities and new loans of $124.4 million exceeded sales, maturities, and prepayment of loans and securities. Financing activities used $8.3 million represented by $5.2 million decrease in deposits, dividends of $2.9 million and stock repurchases and redemptions of $1.6 million offset by new common stock issuances of $1.3 million. The overall result was a decrease in cash and cash equivalents of $21.4 million to $46.4 million at December 31, 1996. The Company's liquidity ratio (defined as cash and cash equivalents plus securities available-for-sale ($209.3 million) to total assets) was 30.0% at year end 1996. The average life of the available-for-sale portfolio, on a rate sensitivity basis, is approximately 2.9 years. These liquid assets, together with maturing loans, are deemed by management to be more than adequate to meet expected liquidity needs. In addition, the Bank is a member of the Federal Home Loan Bank and has the ability to borrow substantial funds ($33.8 million) under its secured advance program.

In August 1995, the Board of Directors approved a stock repurchase program and authorized management to repurchase up to 100,000 shares of the Company's stock from the market. In December 1996, the Company's Board of Directors authorized a second repurchase program for management to repurchase an additional 200,000 shares of the Company's stock. The purpose of these repurchase programs is to offset the effects of new stock issuances under the Company's dividend reinvestment and stock option plans. As of December 31, 1996, the Company had repurchased 86,400 shares (as adjusted for the 10% stock dividends declared December 1995 and December 1996) of the Company's stock. Commencing in December 1996, the Company began re-issuing treasury stock to directly fund stock options exercises and Dividend Reinvestment Plan purchases. Since that time, the Company has re-issued 6,776 of its treasury stock purchases for these purposes.

The holding company's own liquidity needs are chiefly for paying dividends. The principal source of income for the Company is dividends and rents received from the Bank. Dividends from the Bank are subject to certain regulatory limitations. The Company has ample cash and liquid investments at the holding company level to meet its reasonably anticipated cash needs in 1997.

Financial institutions' assets are monetary in nature and are thus impacted by inflation, interest rate and credit considerations. This results in the need to maintain an appropriate equity to assets ratio. In addition, the Company and the Bank are subject to regulatory requirements to maintain minimum capital levels. These capital requirements and the actual levels maintained by the Bank and the Company are summarized in Note O to the Consolidated Financial Statements, included herein under Item 8. The capital levels of both the Bank and the Company exceed all regulatory requirements and the Company believes that the levels maintained, as of December 31, 1996, qualify both the Company and the Bank for "well capitalized" status under appropriate regulatory definitions. Further, the Company believes that the capital levels maintained are more than adequate to meet its currently foreseeable needs and that additional capital resources would be required only for exceptional investment opportunities.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Bank's regulator developed risk-based capital standards that take account of interest-rate risk, concentration of credit risk, the risk of nontraditional activities and the actual performance and expected risk of loss on multi-family mortgages. Such standards may have the effect of increasing the level of regulatory capital that the Company and Bank are required to maintain. The Company's risk based capital ratio as of December 31, 1996 was 15.0% vs. 10.0% for well capitalized institutions.

The Company continues to seek profitable opportunities for growth in its markets and, in this regard the Company recently received approval from the Office of the Comptroller of the Currency (Comptroller) to establish three new branches in Orange County, New York, one of the fastest growing counties in the State. The Company opened in Monroe in December 1996, Goshen in February 1997, and plans to open in Middletown during the summer of 1997. The Company recently filed another application with the Comptroller to establish a service branch in Wappingers Falls, Dutchess County, and plans to open in that location in the fall of 1997. Such branch expansion is expected to increase operating expenses at a running annual rate of approximately $1,200,000, but to improve profitability over the longer term. The success of these new offices will be dependent on a number of factors, many of which are beyond management's control, including the state of the local and national economy, customer demand and competitive conditions.

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

The Company's net interest revenue is affected by fluctuations in market interest rates as a result of timing differences in the repricing of its assets and liabilities. These repricing differences are quantified in specific time intervals and are referred to as interest rate sensitivity gaps. The Company manages the interest rate risk of current and future earnings to a level that is consistent with its mix of businesses and seeks to limit such risk exposure to appropriate percentages of both earnings and the value of stockholders' equity. The objective in managing interest rate risk is to support the achievement of business strategies, while controlling earnings variability and ensuring appropriate liquidity. Further, the historical level of demand deposits (approximately 20% of total assets) serves to mitigate the effects of increases in interest rates and reduces the average cost of total liabilities.

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

Compliance with established limits is monitored by the Investment Committee and the Company's interest rate risk profile is presented quarterly to the Board of Directors. Both MVPE and EAR assess the Company's interest rate risk based on the Company's current asset and liability mix.

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of December 31, 1996, based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. As shown in the chart below, at December 31, 1996, assuming no management action, the Company's near-term interest rate risk (within 3 months) is to a declining rate environment, that is, net interest revenue would be expected to be adversely affected by a decline in interest rates below the rates embedded in the current yield curve. Over the first three months of 1997, the Company's interest rate sensitivity (approximately 5.6% of earnings assets) is related to changes in short term interest rates, particularly the prime rate. Interest rate risk exposure in the one year time frame is to a rising rate scenario (10.9% of earning assets), principally due to a high level of liabilities that will reprice relative to similarly situated assets that would reprice in that time frame. This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of rate and spread movements nor management's actions that may be taken to manage this risk.

                                                                          TOTAL
                                          THREE MONTHS   FOUR MONTHS   WITHIN ONE   ONE YEAR TO  GREATER THAN
MATURITY REPRICING DATE (1) (2)              OR LESS     TO ONE YEAR      YEAR      FIVE YEARS    FIVE YEARS     TOTAL
----------------------------------------  -------------  ------------  -----------  -----------  ------------  ----------

Securities (3)..........................   $    40,012    $   34,929    $  74,941    $  69,535    $   34,262   $  178,738

Fed Funds...............................        11,350                     11,350                                  11,350

Commercial loans (3)....................        76,985         5,170       82,155       13,304           697       96,156

Consumer loans (3)......................        35,030        19,744       54,774       66,769         2,359      123,902

Mortgage loans (3)......................        67,706        80,441      148,147       74,518         4,169      226,834
                                          -------------  ------------  -----------  -----------  ------------  ----------

Total interest earning assets (1).......       231,083       140,284      371,367      224,126        41,487      636,980
                                          -------------  ------------  -----------  -----------  ------------  ----------

Savings (4).............................        67,364       142,766      210,130                                 210,130

NOW (5).................................                      47,304       47,304                                  47,304

MMDA (5)................................        63,871                     63,871                                  63,871

Time/Other (5)..........................        64,023        55,353      119,376       44,743                    164,119
                                          -------------  ------------  -----------  -----------  ------------  ----------

Total interest-bearing liabilities......       195,258       245,423      440,681       44,743                    485,424
                                          -------------  ------------  -----------  -----------  ------------  ----------

Interest Sensitivity gap (6)............   $    35,825    $ (105,139)   $ (69,314)   $ 179,383    $   41,487   $  151,556
                                          -------------  ------------  -----------  -----------  ------------  ----------
                                          -------------  ------------  -----------  -----------  ------------  ----------

Gap as a percent of earning assets......           5.6%        (16.5%)      (10.9%)       28.2%          6.5%        23.8%
                                          -------------  ------------  -----------  -----------  ------------  ----------
                                          -------------  ------------  -----------  -----------  ------------  ----------

------------------------

Notes to chart:

(1) Interest rate sensitivity gaps are defined as the fixed rate positions (assets less liabilities) for a given time period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular period. The gap positions reflect a repricing date at which date funds are assumed to "mature" and reprice to a current market rate for the asset or liability. The table does not include loans in nonaccrual status or net unrealized gains recorded on "available-for-sale" securities as of December 31, 1996.

(2) Variable rate balances are reported based on their repricing formulas. Fixed rate balances are reported based on their scheduled contractual maturity dates, except for certain investment securities and loans secured by 1-4 family residential properties that are based on anticipated cash flows.

(3) Prime-priced loans and investments are considered as 1 to 3 month assets.

(4) Savings accounts: one half of the level of "Merit" savings accounts, which reprice against changes in the Federal Reserve Discount rate, are classified as three months or less maturities. Managements' analysis of changes in levels indicate that changes in this rate are approximately half as often as changes in other market rates. The balance of these accounts and other savings accounts are classified as four months to one year maturities, reflecting the lagging period that historically exists in rates paid on passbook and savings accounts.

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

(6) Non-interest bearing deposit liabilities were approximately $142.2 million at December 31, 1996.

    Mortgage-Backed and SBA Securities of U.S. Government Agencies

    The Company currently invests in mortgage-backed securities (FHLMC, FNMA, and GNMA) and SBA pooled loans in connection with its asset/liability management strategy. As of December 31, 1996, the Company had $3.5 million in fixed rate securities and $20.0 million in adjustable rate securities of this nature. These securities are all guaranteed by U.S. Government agencies and are, therefore, of the highest investment grade. These securities are subject to varying monthly payments due to varying prepayments by the borrowers on the underlying loans. As a general rule, when interest rates rise, prepayments slow down, extending the anticipated maturities of the fixed rate securities. Conversely, when interest rates decline, prepayments rise, as many of the borrowers refinance their loans at lower rate levels. The Company may not be able to reinvest the proceeds of prepayments in securities or other earning assets with comparable yields, which can adversely affect net interest income. Prepayment levels affect the contractual repayment profile of the securities.

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

RESULTS OF OPERATIONS

    The table below sets forth the major components of net income for each of the three years ended December 31, 1996, 1995 and 1994. Net income increased $1.7 million in 1996 over 1995. This increase is primarily due to increases of $1.4 million in net interest income, increases in other income of $1.0 million, and reductions in expenses of $.9 million, offset by an increase in the provision for loan losses of $.6 million and an increase in income tax expense of $1.0 million. Fully diluted earnings per share increased to $1.78, a $.31 per share increase or 21.1%

    Net income for 1995 was $7.0 million or $1.47 per fully diluted share compared to net income for 1994 of $3.3 million or $.68 per fully diluted share. If the Company had not incurred the 1994 merger-related costs and the securities portfolio restructuring losses (totalling $3.1 million after taxes), net income for that year would have been approximately $6.4 million or $1.34 per fully diluted share.

    Return on average assets was 1.25%, 1.04% and .52% in 1996, 1995 and 1994, respectively. The return on average equity was 14.0%, 12.6% and 6.2% in 1996, 1995 and 1994, respectively. Returns on average common equity were 14.2%, 13.2% and 7.0% for the similar periods.

                                                   YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  ------------------------------------------------------------------------

                                                              1996 VS.     % CHANGE                1995 VS.     % CHANGE
                                                                1995       1996 VS.                  1994       1995 VS.
                                                    1996      VARIANCE       1995        1995      VARIANCE       1994
                                                  ---------  -----------  -----------  ---------  -----------  -----------

Total interest income...........................  $  51,028   $     313          .62%  $  50,715   $   8,100        19.01%

Total interest expense..........................     20,174      (1,085)       (5.10)     21,259       6,739         46.4
                                                  ---------  -----------       -----   ---------  -----------  -----------

Net Interest income.............................     30,854       1,398         4.75      29,456       1,361         4.84

Provision for loan losses.......................      2,850         550        23.91       2,300        (100)        (4.2)
                                                  ---------  -----------       -----   ---------  -----------  -----------

Net interest income after provision for loan
  losses........................................     28,004         848         3.12      27,156       1,461         5.69

Other income....................................      6,798       1,019        17.63       5,779       2,316        66.88
                                                  ---------  -----------       -----   ---------  -----------  -----------

Gross operating income..........................     34,802       1,867         5.67      32,935       3,777         12.9




                                                    1994
                                                  ---------
Total interest income...........................  $  42,615
Total interest expense..........................     14,520
                                                  ---------
Net Interest income.............................     28,095
Provision for loan losses.......................      2,400
                                                  ---------
Net interest income after provision for loan
  losses........................................     25,695
Other income....................................      3,463
                                                  ---------
Gross operating income..........................     29,158



                                                   YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  ------------------------------------------------------------------------

                                                              1996 VS.     % CHANGE                1995 VS.     % CHANGE
                                                                1995       1996 VS.                  1994       1995 VS.
                                                    1996      VARIANCE       1995        1995      VARIANCE       1994
                                                  ---------  -----------  -----------  ---------  -----------  -----------

Other expense...................................     21,585        (871)       (3.88)     22,456      (1,502)        (6.3)
                                                  ---------  -----------       -----   ---------  -----------  -----------

Income before income taxes......................     13,217       2,738        26.13      10,479       5,279        101.5

Income taxes....................................      4,551       1,037        29.51       3,514       1,578         81.5
                                                  ---------  -----------       -----   ---------  -----------  -----------

Net income......................................  $   8,666   $   1,701        24.42%  $   6,965   $   3,701        113.4%
                                                  ---------  -----------       -----   ---------  -----------  -----------
                                                  ---------  -----------       -----   ---------  -----------  -----------

Net income per common share (*).................  $    1.78                            $    1.47
                                                  ---------  -----------       -----   ---------  -----------  -----------
                                                  ---------  -----------       -----   ---------  -----------  -----------

                                                    1994
                                                  ---------
Other expense...................................     23,958
                                                  ---------
Income before income taxes......................      5,200
Income taxes....................................      1,936
                                                  ---------
Net income......................................  $   3,264
                                                  ---------
                                                  ---------
Net income per common share (*).................  $     .69
                                                  ---------
                                                  ---------

------------------------

(*) Based upon the weighted-average number of fully-diluted shares of common stock outstanding during each of the periods, adjusted retroactively for 10% stock dividends declared December 1995 and 1996.

    Net interest income is the primary component of the Company's earnings and is derived from interest income earned on loans and securities offset by interest expense paid on deposits and other interest-bearing liabilities.

The following table presents, for each of the years 1996, 1995 and 1994, the average balances of the various categories of the Company's balance sheet and the related interest income on earning assets and interest expense on interest-bearing deposits and liabilities. Also presented are the related average interest yields and interest rates paid associated with interest-earning assets and interest-bearing liabilities.

Average Balances, Interest, and Average Yields/Costs for the year ended December 31, (dollar in thousands):

                                                  1996                                1995                                  1994
                                                  ----                                ----                                  ----
                                                            AVERAGE                             AVERAGE
                                    AVERAGE                 YIELD/      AVERAGE                 YIELD/      AVERAGE
                                    BALANCE    INTEREST      COST       BALANCE    INTEREST      COST       BALANCE    INTEREST
                                   ----------  ---------  -----------  ----------  ---------  -----------  ----------  ---------
ASSETS

Loans (1)........................  $  435,952  $  39,373        9.03%  $  428,505  $  39,413        9.20%  $  392,619  $  32,735

Taxable Securities                    136,353      8,192        6.01      112,750      7,270        6.45      117,197      6,915

Tax-exempt Securities (2)........      47,656      3,409        7.15       42,808      3,036        7.09       45,990      3,044

Fed Funds Sold...................      23,470      1,213        5.17       35,189      2,028        5.76       25,248        956
                                   ----------  ---------         ---   ----------  ---------         ---   ----------  ---------
Total Interest Earning Assets....     643,431     52,187        8.09      619,252     51,747        8.36      581,054     43,650

Cash & Due from Banks............      32,541                              29,634                              27,437

Premises & Equipment.............      16,207                              17,621                              15,308

Other Assets.....................      12,650                              14,535                              11,235

Allowance for Loan Loss..........      (8,954)                             (8,566)                             (7,935)
                                   ----------  ---------         ---   ----------  ---------         ---   ----------  ---------

Total Non-interest Earning
  Assets.........................      52,444                              53,224                              46,045
                                   ----------  ---------         ---   ----------  ---------         ---   ----------  ---------

Total Assets.....................  $  695,875     52,187        7.50%  $  672,476     51,747        7.69%  $  627,099     43,650

LIABILITIES

Money Market.....................  $   69,190      2,351        3.40   $   75,058  $   2,556        3.41   $   99,326  $   2,706

NOW accounts.....................      50,675        615        1.21       52,902        915        1.73       56,768      1,036

Savings..........................     212,389      8,408        3.96      191,828      8,427        4.39      166,347      5,207

Time Deposits....................     159,704      8,690        5.44      163,074      9,231        5.66      122,800      5,403

Other............................       1,855        110        5.93        2,117        130        6.14        2,291        168

Total Interest Bearing
  Liabilities....................     493,813     20,174        4.09      484,979     21,259        4.38      447,532     14,520

Demand Deposits..................     134,176                             128,697                             120,333

Other............................       5,903                               3,334                               6,549
                                   ----------  ---------         ---   ----------  ---------         ---   ----------  ---------
Total Non-interest Bearing
  Liabilities....................     140,079                             132,031                             126,882

Stockholders' Equity.............      61,983                              55,466                              52,685

Total Liabilities and Equity.....  $  695,875     20,174        2.89%  $  672,476     21,259        3.16%  $  627,099     14,520

Net interest Margin..............                 32,013        4.98                  30,488        4.92                  29,130

Less Tax Equivalent
  adjustments....................                 (1,159)                             (1,032)                             (1,035)
                                   ----------  ---------         ---   ----------  ---------         ---   ----------  ---------

Net Interest Income..............              $  30,854        4.80%              $  29,456        4.76%              $  28,095
                                   ----------  ---------         ---   ----------  ---------         ---   ----------  ---------
                                   ----------  ---------         ---   ----------  ---------         ---   ----------  ---------

                                    AVERAGE
                                    YIELD/
                                     COST
                                  -----------
ASSETS

Loans (1)........................    8.34%

Taxable Securities                   5.90

Tax-exempt Securities (2)........    6.62

Fed Funds Sold...................    3.79

Total Interest Earning Assets....    7.51

Cash & Due from Banks............

Premises & Equipment.............

Other Assets.....................

Allowance for Loan Loss..........


Total Non-interest Earning
  Assets.........................


Total Assets.....................    6.96%

LIABILITIES

Money Market.....................    2.72

NOW accounts.....................    1.82

Savings..........................    3.13

Time Deposits....................    4.40

Other............................    7.33

Total Interest Bearing
  Liabilities....................    3.24

Demand Deposits..................

Other............................

Total Non-interest Bearing
  Liabilities....................

Stockholders' Equity.............

Total Liabilities and Equity.....    2.32%

Net interest Margin..............    5.01

Less Tax Equivalent
  adjustments....................


Net Interest Income..............    4.84%
                                     -----
                                     -----


------------------------

(1) Average Balances include non-accrual loans.

(2) Yields on tax-exempt securities based on a Federal tax rate of 34%.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                                               1996 COMPARED TO 1995              1995 COMPARED TO 1994

                                                            INCREASE/(DECREASE)DUE TO:         INCREASE/(DECREASE) DUE TO:
                                                         ---------------------------------  ----------------------------------
                                                          VOLUME      RATE      TOTAL(1)     VOLUME      RATE        TOTAL(1)
                                                         ---------  ---------  -----------  ---------  ---------   -----------

Interest earned on:

Loans..................................................  $     685  $    (725)  $     (40)  $   2,993  $   3,685   $   6,678

Taxable securities.....................................      1,522       (600)        922        (262)       617         355

Tax-exempt securities..................................        344         29         373        (211)       203          (8)

Federal funds sold.....................................       (675)      (140)       (815)        376        696       1,072
                                                         ---------  ---------  -----------  ---------  ---------   -----------

Total interest income..................................      1,876     (1,436)        440       2,896      5,201       8,097

Interest paid on:

Money market accounts..................................       (200)        (5)       (205)       (661)       511        (150)

NOW accounts...........................................        (39)      (261)       (300)        (71)       (50)       (121)


Savings accounts........................................        903       (922)        (19)        798      2,422      3,220

Time deposits...........................................       (191)      (350)       (541)      1,772      2,056      3,828

Other...................................................        (16)        (4)        (20)        (13)       (25)       (38)
                                                          ---------  ---------  -----------  ---------  ---------  ---------

Total interest expense..................................        457     (1,542)     (1,085)      1,825      4,914      6,739
                                                          ---------  ---------  -----------  ---------  ---------  ---------

Net interest margin.....................................      1,419        106       1,525       1,071        287      1,358

Less tax equivalent effect..............................       (117)       (10)       (127)         72        (69)         3
                                                          ---------  ---------  -----------  ---------  ---------  ---------

Net interest income.....................................  $   1,302  $      96   $   1,398   $   1,143  $     218  $   1,361



------------------------

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each to the total change.

In 1996 vs. 1995, net interest income was positively impacted by $1.3 million due changes in to volumes. The primary components of this increase were increases in average outstanding securities and loans offset somewhat by increases in average savings account balances. Net interest income was impacted by $.1 million due to changes in interest rates. Of this amount, average loan interest yields declined $.7 million reflecting new business generated at lower yields than the portfolio earned in 1995, and the decreases in the prime rate that took place throughout 1995 and early 1996, as well as decreases of $.6 million in interest on taxable securities. Such decreases in assets yields were mirrored by decreases in deposit costs as the Company was able to keep pace with the declines in the general level of rates in 1995, which effects were realized in the full year 1996. Additionally, the Company restructured the interest indexing mechanism of its "Merit" product, which led to a sharper decline in the rate of interest paid on that product. Finally, its 15 month promotional CD product matured in April and May of 1996, at which time renewal rates were much lower than the rates paid on that product.

In 1995 vs. 1994, net interest income was positively impacted by $1.1 million (due to changes in volume) as the impact of increases in average earning assets, primarily in average loans more than offset the impact of increasing interest bearing deposit balances. However, rates paid on savings and time deposits grew more rapidly than rates earned on average earning assets. Therefore, the Company's increase in interest cost due to higher interest rates paid on deposits offset most of the increases in income received on securities and loans resulting in a lower "net interest margin" (net interest income as a percentage of earning assets). Although the level of interest rates declined during 1995, the average level of interest rates remained higher during 1995 vs. the average level of interest rates for 1994. Overall, net interest income was positively impacted by $.2 million due to the average effects of the interest rate changes.

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

The table below summarizes the Company's nonperforming assets and restructured loans for the years indicated (in thousands):

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                       ------------------------------------------
                                                                              1996       1995       1994       1993       1992
                                                                            ---------  ---------  ---------  ---------  ---------

Nonaccrual loans (1)......................................................  $   4,528  $   4,407  $   4,105  $   5,146  $   4,427

Accruing loans past due 90 days or more (2)...............................        431        522        895        329        449

Restructured loans and troubled debt......................................        534        349        119        457        625
                                                                            ---------  ---------  ---------  ---------  ---------

Total non-performing loans................................................      5,493      5,278      5,119      5,932      5,501
                                                                            ---------  ---------  ---------  ---------  ---------

Amount collateralized by real estate......................................      4,003      4,398      4,486      4,041      3,612
                                                                            ---------  ---------  ---------  ---------  ---------

Other real estate owned (3)...............................................        653      1,196      1,150      1,064(4)       817
                                                                            ---------  ---------  ---------  ---------  ---------

Total non-performing assets...............................................  $   6,146  $   6,474  $   6,269  $   6,996  $   6,318
                                                                            ---------  ---------  ---------  ---------  ---------
                                                                            ---------  ---------  ---------  ---------  ---------


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

(2) Includes loans and mortgages secured by residential real estate of $216,000, $354,000, $534,000, $313,000 and $163,000 at December 31, 1996, 1995, 1994,
    1993, and 1992 respectively.

(3) Excludes "insubstance foreclosures" of $1.5 million,$1.0 million, $1.4 million, $2.1 million and $1.7 million at December 31, 1996, 1995 1994, 1993 and 1992 respectively, which are included in nonaccrual loans.

(4) Net of an allowance of $250,000.

With continued difficult economic conditions in the region compared to the national economy, nonperforming loans increased slightly by $.2 million to $5.5 million at December 31, 1996. Of this amount, $4.0 million is collateralized by real estate (approximately 73%). At December 31, 1995, the Company had $5.3 million in nonperforming loans of which $4.4 million (83%) was collateralized by real estate compared to December 31, 1994 total nonaccrual loans of $5.1 million (88% being collateralized by real estate). Other real estate owned (OREO) comprised nine properties at December 31, 1996 of which one was a commercial office building, five were residences and three were small parcels of vacant land. During the year, the Company disposed of $1.9 million in OREO properties.

For a discussion of concentrations of credit risk and impaired loans, see Notes C and D to the 1996 Consolidated Financial Statements, under Item 8 contained herein. At December 31, 1996, there were no commitments to lend additional funds to borrowers whose loans were classified as nonperforming.

If the Company's nonaccrual loans had been current in accordance with the original loan terms, $529,000 in additional gross interest income would have been recorded in 1996 vs. $400,000 in 1995 and $228,000 in 1994. The actual amount of interest income on nonaccrual loans recorded in interest income for 1996 was $215,000 vs. $265,000 in 1995 and $198,000 in 1994.

At December 31, 1996, the Company had a total of approximately $10.2 million in loans classified as substandard, in addition to the nonperforming assets noted above. Of this amount, $8.3 million are loans collateralized by real estate. Real estate values have declined significantly over the past several years. Such loans may be classified as nonperforming in the future, if present concerns about the borrowers ability to comply with repayment terms become clearly evident.

The following table details changes in the Allowance for Loan Losses for the years ended December 31 (in thousands):

                                                                     1996       1995       1994       1993       1992
                                                                   ---------  ---------  ---------  ---------  ---------

Balance at beginning of year.....................................  $   8,770  $   8,326  $   7,332  $   5,794  $   4,534

Chargeoffs:

Commercial.......................................................        889        411        350        435        682

Installment......................................................        554        593        292        449        856

Real estate......................................................      1,289      1,164      1,059      1,103        405
                                                                   ---------  ---------  ---------  ---------  ---------

Total chargeoffs.................................................      2,732      2,168      1,701      1,987      1,943
                                                                   ---------  ---------  ---------  ---------  ---------

Recoveries:

Commercial.......................................................         89         75         63        124         91

Installment......................................................        130        193        153        123        211

Real estate......................................................        195         44         20          2          1
                                                                   ---------  ---------  ---------  ---------  ---------

Total recoveries:................................................        414        312        236        249        303
                                                                   ---------  ---------  ---------  ---------  ---------

Net charge-offs..................................................     (2,318)    (1,856)    (1,465)    (1,738)    (1,640)
                                                                   ---------  ---------  ---------  ---------  ---------

Provision for loan losses........................................      2,850      2,300      2,400      3,266      2,900

Transfers, other*................................................                               69
                                                                   ---------  ---------  ---------  ---------  ---------

Balance at end of year...........................................  $   9,302  $   8,770  $   8,326  $   7,322  $   5,794
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------

Ratio of net charge-offs to average loans outstanding during
  year...........................................................        .53%       .43%       .37%       .49%       .44%

Allowance for loan losses as a percent of year-end loans.........       2.06       2.08       1.93       2.01       1.61

Allowance as a percent of non-performing loans...................        169        166        163        123        105

------------------------

* An adjustment of $69,000 was transferred to the allowance for the loan losses as a result of the acquisition of assets and liabilities of the First National Bank of Amenia.

The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans:

                                     1996               1995                 1994              1993                1992
                              -------------------  -------------------  -----------------  ------------------   -----------------
                                        % OF               % OF                % OF               % OF                % OF
BALANCE AT END OF                       TOTAL              TOTAL               TOTAL              TOTAL               TOTAL
YEAR APPLICABLE TO:            AMOUNT   LOANS     AMOUNT   LOANS      AMOUNT   LOANS     AMOUNT   LOANS      AMOUNT   LOANS
---------------------------------------------------------------------------------------------------------------------------------
Commercial                     $2,476   15.9%     $2,355   16.6%      $2,010   22.1%     $2,520   19.1%      $2,606   17.3%

Consumer & other                1,702   19.3       1,400   16.1        1,363   12.2         881    9.5        1,256   11.3

Real Estate - Construction               2.7                3.1                 1.5                1.0                 2.7

Real Estate - Mortgage          3,985   62.1       4,247   64.2        4,100   64.2       3,155   70.4        1,608   68.7

Unallocated                     1,139                768                 853                766                 324
                             ----------------------------------------------------------------------------------------------------
Total allowance
for loan losses                $9,302   100%      $8,770   100%       $8,326   100%      $7,322   100%       $5,794   100%

---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

The provision for loan losses, which is charged to operations, is based on both the amount of net loan losses incurred and management's ongoing evaluation of the level and composition of risk in the loan portfolio. The evaluation considers, in addition to the results of a continuous program of individual loan assessment, factors including, but not limited to, general economic conditions and recent trends, loan portfolio composition, the level of nonperforming assets, prior loan loss experience and trends, growth of the portfolio and management's statistical estimate of losses inherent in the portfolio. The Company has not been involved in any foreign loans or highly leveraged transactions, which are generally considered high risk loans. The provision for loan losses increased by $550,000 or 24% in 1996 compared to a decrease of $100,000 or 4% in 1995.

Provisioning policy has led to an increase in the allowance for loan losses in recent years. The ratio of allowance for loan losses to total loans has increased from 1.6% in 1992 to 2.1% in 1996. The ratio of the allowance to nonperforming loans does not reflect collateral values, although the large majority of the Bank's nonperforming assets are collateralized by real estate. Net charge-offs of loans were $2.3 million in 1996 as compared to $1.9 million in 1995 and $1.5 million in 1994.

Management is very cognizant of the uncertainties of the local marketplace, due to the employment cutbacks by the region's principal employers, IBM and the State of New York. The unemployment rates, as of December 31, 1996, in Dutchess, Ulster and Orange County area declined to 3.5%, 3.6% and 3.5%, respectively, the lowest levels since 1989. Dutchess County's employment grew by approximately 1,000 persons while Ulster County grew by 700. Orange County experienced lower growth. However, the major increases in employment are in the services sector, and a contributing factor to the lower levels of unemployment is due to an increasing trend in commutation to points south of the market area, primarily Westchester County and New York City. Total 1996 home sales were comparable to 1995 levels in Dutchess and Ulster County.

Management has also considered the direct effect of the IBM cutbacks. The Bank has no credit exposure to IBM, although it provides consumer and residential mortgage loans to IBM employees. Loans to such employees do not represent a material proportion of the Bank's portfolio. However, the effect of these cutbacks has been felt by the local business community that directly and indirectly benefited from IBM's and the State's previously higher levels of employment, and has been a contributing factor to the levels of net charge-offs experienced in the past three years.

Commercial office and industrial vacancy rates (excluding IBM space) remain high (20-30%). There has been some "take up" of space previously occupied by IBM or businesses previously connected with IBM, and as IBM appears to have completed its downsizing, its efforts to rent its own space have yielded some significant results to date, particularly at its East Fishkill facility. At its Kingston facility, which IBM has completely vacated, Fleet Bank has recently taken a portion of the site as its Processing Center, and the State of New York still claims to be considering this site for consolidation of its many data processing centers.

Despite these positive developments, the local economy continues to perform less favorably in comparison to many other regions of the United States.

Management believes the allowance for loan losses is adequate to credit risk inherent in the portfolio but no assurance can be given that the current apparent stabilization of the local economy will not be unsettled by future events. Such developments would be expected to adversely affect the financial performance of the Company.

NONINTEREST INCOME

    The following table details the components of noninterest income for the years ended December 31 (dollars in thousands):



                                                                  NET CHANGE                            NET CHANGE
                                                            ----------------------                ----------------------
                                                   1996       AMOUNT      PERCENT      1995       AMOUNT      PERCENT      1994
                                                 ---------  -----------  ---------  -----------  ---------  -----------  ---------

Income from fiduciary
  activities                                     $     643  $     (51)       (7.4)% $     694  $     196        39.4%    $  498

Service charge income                                4,148        643        18.4       3,505        (27)        (.8)
                                                                                                                          3,532
Net realized gains
  (losses) on securities                               162         24        17.4         138      2,018       107.3     (1,880)

Net gains on sales of
  loans                                                203       (201)      (49.8)        404        286       242.4        118

Other                                                1,642        604        58.2       1,038       (157)       13.1      1,195
                                                ----------------------------------------------------------------------------------

Total                                            $   6,798  $   1,019        17.6%  $   5,779  $   2,316        66.9%    $3,463
                                                ----------------------------------------------------------------------------------
                                                ----------------------------------------------------------------------------------


Noninterest income increased $1.0 million in 1996 compared to 1995 primarily due to increases in service charge income of $.6 million and the sale of the Company's merchant processing services in which the Company recorded a one-time gain of $.4 million. Gains on sales of loans declined by $.2 million (approximately $.3 million relates to the one-time sale in 1995 of some $25 million in previously originated mortgages into the secondary market). Underlying gains on sales of loans therefore actually increased by $.1 million.

Noninterest income increased $2.3 million in 1995 vs. 1994. Of this amount, $2.0 million represents the net effect of realized losses on sales of securities of $1,800,000 in 1994 (due to the repositioning of the Company's securities portfolio in connection with the merger) vs. realized gains of $162,000 in 1995. Net gains on loan sales increased $286,000 due to the sale of approximately $32.2 million of mortgages into the secondary market (of which $25 million of the sales were previously originated fixed rate mortgages sold in order to reblance the Company's interest rate risk profile). Income from fiduciary activities increased $196,000, reflecting both increased fee levels and an increase in assets under administration.

NONINTEREST EXPENSE

The following chart outlines the major changes in noninterest expense for the years ended December 31, 1996, 1995 and 1994, respectively (dollars in thousands):



                                                                           YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------------------------------------
                                                                 NET CHANGE                         NET CHANGE
                                                           ----------------------             ----------------------
                                                  1996       AMOUNT      PERCENT     1995      AMOUNT      PERCENT      1994
                                                ---------  -----------  ---------  ---------  ---------  -----------  ---------

Salaries & benefits                            $  11,867   $     558        4.93% $  11,309  $     670         6.3%  $  10,639

Occupancy & equipment                              4,010         310        8.38      3,700         95         2.6       3,605

OREO                                                  73         (68)     (48.23)       141        220           *         (79)

Merger-related                                         0        (250)    (100.00)       250     (2,710)          *       2,960

FDIC                                                  89        (593)     (86.95)       682       (576)      (45.8)      1,258

Other                                              5,546        (828)     (12.99)     6,374        799        14.3       5,575
                                               --------------------------------------------------------------------------------

Total                                          $  21,585   $    (871)      (3.88% $  22,456  $  (1,502)       (6.3)% $  23,958
                                               --------------------------------------------------------------------------------
                                               --------------------------------------------------------------------------------


* not meaningful

Salaries and benefits expense increased in 1996 by $558,000 primarily due to the staffing increases in the fourth quarter for the anticipated new Orange County branches $(150,000), increase in pension and profit sharing expense ($115,000) and the increased compensation expense recorded due to the value of certain stock appreciation rights previously granted to officers $(168,000). The remainder reflects the general levels of salary increases received by employees during the year. Salaries and benefits expense increased by $670,000 in 1995 vs. 1994, primarily due to the new branches ($600,000) opened during 1994 and 1995 in Amenia, Millerton, Newburgh and Town of Poughkeepsie.

Occupancy and equipment expenses increased by $310,000 in 1996 vs. 1995 primarily related to the severe winter experienced in the first quarter of 1996, increases in real estate taxes on Company-owned properties and higher levels of equipment expense in 1996 vs. 1995. Occupancy and equipment expense increased by $95,000 in 1995 vs. 1994 primarily due to approximately $200,000 of costs related to new branches offset by the disposition of redundant buildings occupied by the banks prior to the merger.

Other Real Estate Owned expense was $73,000 in 1996 compared to $141,000 in 1995. In 1996, the Company recorded net recoveries on dispositions of OREO properties of some $170,000 compared to a recovery in 1995 of $125,000. Exclusive of these large items, OREO expense principally relates to the levels of properties carried during the year. OREO writedowns and provisions were $90,000, $151,000 and $373,000 in 1996, 1995 and 1994, respectively.
Writedowns of properties after foreclosure reflect the continuing difficulty of maintaining "distressed" real estate values in the Company's marketplace.

Merger-related expenses of $250,000 in 1995 relate principally to finalizing the conversion of the Company's data processing system. Merger-related expenses amounted to $2,960,000 in 1994.

FDIC insurance expense decreased in 1996 by $593,000 to $89,000 from 1995 levels as a result of decreases in the rate of insurance premiums to the Bank Insurance Fund (BIF). However, the Bank has approximately $13.0 million in deposits insured by the Savings Association Insurance Fund (SAIF) of the FDIC ("OAKAR" deposits), for which it was required to pay $.23 per thousand dollars of deposits. On September 30, 1996, legislation was passed to recapitalize the SAIF. As a result, the Company recorded a one-time assessment of $66,000 related to such SAIF deposits, which is included in the $89,000 of FDIC insurance expense recorded in 1996.

FDIC insurance decreased $576,000 in 1995 vs. 1994 as the BIF assessment rate charged to the Bank was reduced effective June 1, 1995 to $.04 per hundred dollars of insured deposits from $.23 per hundred dollars of insured deposits. For further information regarding FDIC assessments, see Item I Business--"Supervision and Regulation".

Other expenses decreased by $828,000 in 1996, of which $625,000 relates to the costs of outside services in 1995 for integration of banking operations and the remainder represents savings achieved in the levels of expense for telephone, supplies and insurance services. Other expenses increased by $799,000 in 1995 vs. 1994. Of this increase, approximately $250,000 relates to amortization of goodwill and expenses incurred on new branches and approximately $625,000 relates to the costs of outside services focusing on improving efficiencies and integrating the Company's banking operations and meeting the filing and reporting requirements of the merged bank.

Income taxes increased to $4.6 million in 1996 compared to $3.5 million in 1995 and $1.9 million in 1994, reflecting pretax income of $13.2 million, $10.5 million and $5.2 million in 1996, 1995 and 1994, respectively. The Company's effective tax rates were 34.4%, 33.5% and 37.2% in 1996, 1995 and 1994, respectively. In 1994, approximately $750,000 of merger-related expenses were considered nondeductible. For further information regarding income taxes, see Note J to the consolidated financial statements under
Item 8.

SELECTED QUARTERLY FINANCIAL DATA

The following table shows selected quarterly financial data of the Company for the periods indicated. The information contained in the table does not purport to be complete and is qualified in its entirety by the more detailed financial information contained elsewhere herein.

Selected Quarterly Financial Data (Unaudited)
(Dollars in thousands, except share data)


1996                                                        MARCH 31      JUN 30       SEPT 30     DEC 31
                                                         ------------------------------------------------------
INTEREST INCOME                                           $  12,704     $ 12,572     $  12,699    $ 13,053

INTEREST EXPENSE                                              5,165        4,945         4,973       5,091
                                                         ------------------------------------------------------
NET INTEREST INCOME                                           7,539        7,627         7,726       7,962

PROVISION FOR LOAN LOSSES                                       600          750           750         750
                                                         ------------------------------------------------------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                    6,939        6,877         6,976       7,212

NET SECURITY GAINS                                               73           19            13          57

OTHER INCOME                                                  1,472        1,547         1,618       1,999

OTHER EXPENSES                                               (5,390)      (5,252)       (5,395)     (5,548)
                                                         ------------------------------------------------------

INCOME BEFORE INCOME TAXES                                    3,094        3,191         3,212       3,720

PROVISION FOR INCOME TAXES                                    1,081        1,087         1,102       1,281
                                                         ------------------------------------------------------

NET INCOME                                                $   2,013     $  2,104         2,110       2,439
                                                         ------------------------------------------------------
                                                         ------------------------------------------------------

FULLY DILUTED EARNINGS PER SHARE*                         $     .42     $    .43       $   .44     $   .50
                                                         ------------------------------------------------------
                                                         ------------------------------------------------------



1995                                                        MARCH 31     JUNE 30       SEPT 30     DEC 31
                                                        -------------------------------------------------------

INTEREST INCOME (1)                                       $  12,086      $12,775       $12,822     $13,032

INTEREST EXPENSE                                              4,927        5,483         5,388       5,461
                                                        -------------------------------------------------------

NET INTEREST INCOME                                           7,159        7,292         7,434       7,571

PROVISION FOR LOAN LOSSES                                       500          600           600         600
                                                        -------------------------------------------------------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                    6,659        6,692         6,834       6,971

NET SECURITY GAINS                                                            10                       128

OTHER INCOME (1)                                              1,286        1,492         1,506       1,357

MERGER RELATED EXPENSE                                         (250)

OTHER EXPENSES                                               (5,627)      (5,896)       (5,303)     (5,380)
                                                        -------------------------------------------------------

INCOME BEFORE INCOME TAXES                                    2,068        2,298         3,037       3,076

PROVISION FOR INCOME TAXES                                      682          779         1,091         962
                                                        -------------------------------------------------------

NET INCOME                                                $   1,386     $  1,519      $  1,946      $2,114
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------

FULLY DILUTED EARNINGS PER SHARE*                         $     .30     $    .32      $    .41      $  .45
                                                        -------------------------------------------------------
                                                        -------------------------------------------------------


-----------------------------------------------------------------------------

*Fully diluted earnings per share have been retroactively adjusted to give effect to the 10% stock dividends, declared December 1995 and December 1996.

(1) Certain other loan fees were reclassified to interest income to conform to current year presentation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included in this item beginning on the pages indicated:

                                                                                 PAGE
                                                                        ----------------------

Independent Auditors' Report..........................................           39

Consolidated Balance Sheets at December 31, 1996 and 1995.............           42

Consolidated Statements of Income and Expense for each of the three
  years in the period ended December 31, 1996.........................           43

Consolidated Statements of Cash Flows for each of the three years in
  the period ended December 31, 1996..................................           44

Consolidated Statements of Changes in Stockholders' Equity for each of
  the three years in the period ended December 31, 1996...............           45

Notes to Consolidated Financial Statements............................           46

Selected quarterly financial data of the Company for 1996 and 1995 are reported in "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of operations--Selected Quarterly Financial Data."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEMS 10 THROUGH 13.

Information required by Part III (Items 10 through 13) of this Form 10-K is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 1, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)         List of Documents Filed as Part of This Report.

            (1) Financial Statements Filed:

                1. INDEPENDENT AUDITORS' REPORT

                2. Consolidated Balance Sheets as of December 31, 1996 and 1995

                3. Consolidated Statements of Income and Expense for each of the three years in the period ended December 31, 1996

                4. Consolidated Statements of Changes in Stockholders' Equity
                   for each of the three years in the period ended December 31, 1996

                5. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

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

(b) Reports on Form 8-K

    None.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER        DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

  3.1        Restated Certificate of Incorporation of Hudson Chartered Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  3.2        Bylaws, as amended, of Hudson Chartered Bancorp, Inc., (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 1996 and September 30,
             1996).

 10.1        Fishkill National Corporation Incentive Stock Option Plan, as amended (incorporated herein by reference to the Fishkill National Corporation Annual Report on Form 10-K for the fiscal year ended December 31,
             1990, File No. 33-79844).+

 10.2        Executive Supplemental Income Plan between the Company and John C. VanWormer (incorporated herein by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31,
             1993).+

 10.3       Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Company's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1995).+

 10.4        Hudson Chartered Bancorp, Inc. 1995 Incentive Stock Plan (incorporated herein by reference to Exhibit
             10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).+

 10.5        Employment agreement of T. Jefferson Cunningham III dated July 1, 1995 (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
             1995).+

 10.6        Employment agreement of John Charles VanWormer dated July 1, 1995 (incorporated herein by reference to
             Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).+

 10.7        Employment agreement of Paul A. Maisch dated April 1, 1995 (incorporated herein by reference to Exhibit
             10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).+

 10.8        Employment agreement of David S. MacFarland (incorporated herein by reference to Exhibit 10.9 to the
             Company's Annual Report on Form 10-K for the fiscal year (incorporated herein by reference to Exhibit
             10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).+

 10.9        Employment agreement of Donald H. Weber (incorporated herein by reference to Exhibit 10.10 to the
             Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).+

 11          Computation of Earnings Per Share (filed herewith).

 21          Subsidiaries of Hudson Chartered Bancorp, Inc. (filed herewith).

 23.1        Consent of Deloitte & Touche LLP (filed herewith).

 27          Financial Data Schedule (filed herewith).


----------------

+ Management contract of compensatory plan.

Deloitte &
 Touche LLP

                        Stamford Harbor Park       Telephone: (203) 708-4000
                        333 Ludlow Street          Facsimile: (203) 708-4797
                        P.O. Box 10098
                        Stamford, CT 06904

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Hudson Chartered Bancorp, Inc.

We have audited the consolidated balance sheets of Hudson Chartered Bancorp, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income and expense, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Fishkill National Corporation and Community Bancorp, Inc. as of September 30, 1994, which has been accounted for as a pooling of interests as described in Note A to the consolidated financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hudson Chartered Bancorp, Inc. and subsidiaries at December 31, 1996 and 1995 and results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


[sig]


January 30, 1997

Deloitte &
 Touche LLP

                  Stamford Harbor Park      Telephone: (203) 708-4000
                  333 Ludlow Street         Facsimile: (203) 708-4797
                  P.O. Box 10098
                  Stamford, CT 06904

INDEPENDENT ACCOUNTANTS' REPORT

To the Audit Committee
Hudson Chartered Bancorp, Inc.
Lagrangeville, N.Y.

We have examined management's assertion that, as of December 31, 1996, Hudson Chartered Bancorp, Inc. and subsidiaries (the "Company") maintained an effective internal control structure over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles and, for the Company's bank subsidiary, The First National Bank of the Hudson Valley, in conformity with Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income ("Call Report" instructions) included in the accompanying Report of Management to the Stockholders.

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

Because of inherent limitations in any internal control structure, errors or irregularities may occur and not be detected. Also, projections of any evaluation of the internal control structure over financial reporting to future periods are subject to the risk that the internal control structure may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

In our opinion, management's assertion that, as of December 31, 1996, the Company maintained an effective internal control structure over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles and, for its bank subsidiary, the Call Report instructions is fairly stated, in all material respects, based on the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.


[sig]


January 30, 1997

January 30, 1997

REPORT OF MANAGEMENT TO THE STOCKHOLDERS


Financial Statements

The management of Hudson Chartered Bancorp, Inc.and subsidiaries ("the Company"), is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgements and estimates made by management.

Internal Control

Management is responsible for establishing and maintaining an effective internal control structure over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles and, for the Company's bank subsidiary, the First National Bank of the Hudson Valley, in conformity with the Federal Financial Institutions Examination Council instructions for Schedules RC, RI, and RI-A of the Consolidated Reports of Condition and Income ("Call Report" instructions). The structure contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

Management assessed the institution's internal control structure over financial reporting, including safeguarding of assets, presented in conformity with both generally accepted accounting principles and Call Report instructions for Schedules RC, RI, and RI-A as of December 31, 1995. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained an effective internal control structure over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles, for its bank subsidiary, and Call Report instructions for Schedules RC, RI, and RI-A as of December 31, 1995.

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

Compliance with Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, Management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1996.





/s/ T. Jefferson Cunningham III        /s/ John C. VanWormer         /s/ Paul
A. Maisch
Chief Executive Officer           President           Chief Financial Officer

                         HUDSON CHARTERED BANCORP, INC.

    CONSOLIDATED BALANCE SHEETS (dollars in thousands)

                                                                                         DECEMBER 31,
                                                                                    ----------------------
                                                                           NOTES       1996        1995
                                                                         ---------  ----------  ----------
ASSETS
Cash and due from banks................................................  K          $   35,059  $   38,856
Federal funds sold.....................................................                 11,350      28,997
                                                                                    ----------  ----------
Total cash and cash equivalents........................................                 46,409      67,853
Securities:............................................................  B
Available for sale, at fair value......................................                162,915     167,334
Held to maturity, fair value of $13,904 in 1996 and $14,922 in
  1995................................................................                  13,568      14,465
Regulatory securities.................................................                   2,755       2,107
Loans held for sale...................................................   K                 168         273
Loans:................................................................   C,D,K,L
Gross loans...........................................................                 451,751     422,083
Allowance for loan losses.............................................   E              (9,302)     (8,770)
Net loans.............................................................                 442,449     413,313
                                                                                    ----------  ----------
Premises and equipment................................................   F              16,249      17,062
Accrued income........................................................                   5,191       5,618
Other assets..........................................................   D               7,171       8,458
                                                                                    ----------  ----------
TOTAL ASSETS..........................................................              $  696,875  $  696,483
                                                                                    ----------  ----------
                                                                                    ----------  ----------
LIABILITIES
Deposits:.............................................................   G
Demand deposits.......................................................              $  142,256  $  138,656
Interest bearing deposits.............................................                 483,570     492,404
                                                                                    ----------  ----------
Total deposits........................................................                 625,826     631,060
Repurchase agreements
Other interest bearing liabilities....................................   M               1,854       1,896
Other liabilities.....................................................                   4,030       3,598
                                                                                    ----------  ----------
TOTAL LIABILITIES.....................................................                 631,710     636,554
Commitments and contingencies.........................................   C,K
STOCKHOLDERS' EQUITY..................................................   N,O
Preferred Stock- 7.25% Series B, convertible.........................                                5,713
Common stock.........................................................                    3,854       3,086
Additional paid-in capital...........................................                   40,863      23,378
Retained earnings....................................................                   21,830      27,454
Net unrealized securities gains......................................                      296         586
Treasury stock.......................................................                   (1,549)       (117)
Employee stock ownership plan (ESOP)................................                      (129)       (171)
                                                                                    ----------  ----------
TOTAL STOCKHOLDERS' EQUITY..........................................                    65,165      59,929
                                                                                    ----------  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................                $  696,875  $  696,483
                                                                                    ----------  ----------
                                                                                    ----------  ----------

    See notes to consolidated financial statements.

                         HUDSON CHARTERED BANCORP, INC.

    CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE (dollars in thousands, except per share data)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                   ----------------------------------
                                                                         NOTES        1996        1995        1994
                                                                         -----     ----------  ----------  ----------
Interest income:
Loans, including fees...............................................               $   39,373  $   39,413  $   32,735
Federal funds sold..................................................                    1,213       2,028         956
Taxable securities..................................................                    8,192       7,270       6,915
Tax-exempt securities...............................................                    2,250       2,004       2,009
                                                                                   ----------  ----------  ----------
Total interest income...............................................                   51,028      50,715      42,615
Interest expense:
Deposits............................................................           G       20,064      21,129      14,352
Other...............................................................                      110         130         168
                                                                                   ----------  ----------  ----------
Total interest expense..............................................                   20,174      21,259      14,520
                                                                                   ----------  ----------  ----------
NET INTEREST INCOME.................................................                   30,854      29,456      28,095
Provision for loan losses...........................................           E        2,850       2,300       2,400
                                                                                   ----------  ----------  ----------
Net interest income after provision for loan losses.................                   28,004      27,156      25,695
Noninterest income:
Service charges on deposit accounts.................................                    3,731       2,968       3,173
Other service charges, commissions and fees.........................                      417         537         359
Income from fiduciary activities....................................                      643         694         498
Realized gains (losses) on sales of securities, net.................                      162         138      (1,880)
Gains on sales of loans, net........................................                      203         404         118
Other...............................................................                    1,642       1,038       1,195
                                                                                   ----------  ----------  ----------
Total noninterest income............................................                    6,798       5,779       3,463
                                                                                   ----------  ----------  ----------
GROSS OPERATING INCOME..............................................                   34,802      32,935      29,158
Noninterest expense:
Salaries and employee benefits......................................           H       11,867      11,309      10,639
Net occupancy.......................................................           I        1,816       1,606       1,759
Equipment...........................................................                    2,194       2,094       1,846
Postage and supplies................................................                    1,019       1,306       1,236
FDIC insurance......................................................                       89         682       1,258
Merger related costs................................................                                  250       2,960
Other real estate owned.............................................           D           73         141         (79)
Other...............................................................                    4,527       5,068       4,339
                                                                                   ----------  ----------  ----------
Total noninterest expense...........................................                   21,585      22,456      23,958
Income before income taxes..........................................                   13,217      10,479       5,200
Income taxes........................................................           J        4,551       3,514       1,936
                                                                                   ----------  ----------  ----------
NET INCOME..........................................................                    8,666       6,965       3,264
Dividend requirements of preferred stock............................           O           89         414         415
                                                                                   ----------  ----------  ----------
NET INCOME APPLICABLE TO COMMON SHARES..............................               $    8,577  $    6,551  $    2,849
                                                                                   ----------  ----------  ----------
                                                                                   ----------  ----------  ----------
Weighted average shares outstanding: *
Primary.............................................................                4,716,857   4,240,774   4,157,024
Fully diluted.......................................................                4,880,069   4,740,906   4,654,159

Per common share: *
Earnings--primary...................................................               $     1.82  $     1.55  $     0.69
Earnings--fully diluted.............................................                     1.78        1.47        0.69
Dividends declared..................................................                     0.62        0.51        0.50
Book value..........................................................                    13.75       12.69       11.34

------------------------

* adjusted for 10% stock dividends declared December 1995 and December 1996 See notes to consolidated financial statements.

HUDSON CHARTERED BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
----------------------------------------------------------------------------

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1996       1995       1994
                                                                                           ---------  ---------  ---------
OPERATING ACTIVITIES:
  Net income..........................................................................     $   8,666  $   6,965  $   3,264
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses.........................................................         2,850      2,300      2,400
    Depreciation and amortization.....................................................         1,863      1,928      1,641
    Provision for losses in other real estate owned...................................                                 117
    Amortization of security premiums, net............................................           298        227        862
    Amortization of core deposit intangible...........................................           132        141         75
    Realized (gains) losses on sales of securities and loans..........................          (365)      (542)     1,762
    Deferred income tax benefits......................................................          (554)      (121)      (118)
    (Increase) decrease in other assets...............................................           908     (3,071)    (3,120)
    Increase (decrease) in other liabilities..........................................           321     (1,774)     1,434
                                                                                           ---------  ---------  ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.......................................        14,119      6,053      8,317
                                                                                           ---------  ---------  ---------
INVESTING ACTIVITIES:
  Proceeds from sales of securities available-for-sale................................        39,281     33,129     86,928
  Proceeds from maturities of securities..............................................                              37,276
  Proceeds from maturities of securities available-for-sale...........................        44,271     21,743
  Proceeds from maturities of securities held-to-maturity.............................         4,916     17,671
  Purchases of securities.............................................................
  Purchases of securities available-for-sale..........................................       (78,497)   (98,177)   (72,179)
  Purchases of securities held-to-maturity............................................        (5,929)    (7,679)   (45,598)
  Proceeds from sales of loans........................................................         8,329     31,305     10,434
  Net increase in loans...............................................................       (40,007)   (22,956)   (77,993)
  Purchases of premises and equipment.................................................        (1,050)    (1,303)    (4,956)
  Proceeds from sales of buildings....................................................                                 300
  Proceeds from sales of other real estate owned......................................         1,428      1,211        230
                                                                                           ---------  ---------  ---------
      NET CASH USED BY INVESTING ACTIVITIES...........................................       (27,258)   (25,056)   (65,558)
                                                                                           ---------  ---------  ---------
FINANCING ACTIVITIES:
  Deposits acquired from purchase and assumption transactions.........................                              25,399
  Net increase in demand, money market, NOW and savings accounts......................         3,600      7,960     16,898
  Net increase (decrease) in other time deposits......................................        (8,834)    43,030      1,243
  Proceeds from borrowings............................................................                               1,725
  Repayment of borrowings.............................................................                                (955)
  Increase (decrease) in securities sold under repurchase agreements..................                   (6,106)     6,106
  Net proceeds from issuance of common and preferred stock............................         1,325      1,334        852
  Repurchase of preferred stock.......................................................          (123)        (1)      (805)
  Repurchase of common stock..........................................................        (1,432)      (116)
  Cash dividends--preferred...........................................................          (193)      (414)      (415)
  Cash dividends--common..............................................................        (2,648)    (2,102)    (1,949)
                                                                                           ---------  ---------  ---------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES................................        (8,305)    43,585     48,099
                                                                                           ---------  ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................       (21,444)    24,582     (9,142)
CASH AND CASH EQUIVALENTS:
  AT BEGINNING OF YEAR................................................................        67,853     43,271     52,413
                                                                                           ---------  ---------  ---------
  AT END OF YEAR......................................................................     $  46,409  $  67,853  $  43,271
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------
Non-cash investing activities:
  Transfer from loans to OREO.........................................................     $   1,526  $   2,058  $     611
  Transfer of loans to held for sale..................................................                   25,066
  Net unrealized gains (losses) recorded on securities................................           490      2,957     (1,967)
  Deferred taxes on net unrealized (gains) losses.....................................           200     (1,227)       823
  Transfer of securities from available for sale to held to maturity..................                              73,105
  Transfer of securities from held to maturity to available for sale..................                   61,465
Additional cash flow disclosures:
  Interest paid.......................................................................        20,402     21,069     14,275
  Income taxes paid...................................................................         5,305      3,702      2,824
  Conversion of preferred stock to common stock.......................................         5,590          1

See notes to consolidated financial statements.

HUDSON CHARTERED BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
---------------------------------------------------------------------

                                                                                               NET
                                                                  ADDITIONAL                UNREALIZED
                                        PREFERRED     COMMON       PAID-IN    RETAINED   GAINS (LOSSES)   TREASURY
                                          STOCK        STOCK       CAPITAL    EARNINGS    ON SECURITIES     STOCK      ESOP
                                       -----------  -----------  -----------  ---------  ---------------  ---------  ---------
BALANCE AT JANUARY 1, 1994...........   $   6,555    $   2,678    $  15,264   $  28,498     $   1,382                ($    257)

  Net income.........................                                             3,264
  Dividends declared on preferred
    stock............................                                              (415)
  Dividends declared on common stock
    ($0.50 per share)*...............                                            (1,994)
  Stock reinvestment and purchase
    plan--31,813 shares*.............                       21          386
  Redemption of Series A preferred
    stock............................        (805)
  Conversion of Series B preferred
    stock--2,779 shares*.............         (36)           2           34
  Options exercised--42,220
    shares*..........................                       29          415
  Payments on ESOP borrowings........                                                                                       43
  Net unrealized losses on
    securities.......................                                                          (2,526)
                                       -----------  -----------  -----------  ---------        ------     ---------  ---------
BALANCE AT DECEMBER 31, 1994.........       5,714        2,730       16,099      29,353        (1,144)                    (214)

  Net income........................                                              6,965
  Cash dividends declared on
    preferred stock.................                                               (414)
  Cash dividends declared on common
    stock ($0.51 per share)*........                                             (2,150)
  Stock reinvestment and purchase
    plan--45,811 shares*............                        30          581
  Conversion of Series B preferred
    stock--93 shares*...............           (1)           1
  Options exercised--67,489
    shares*.........................                        45          678
  Purchase of Treasury stock........                                                                     ($    117)
  Payments on ESOP borrowings.......                                                                                        43
  Net unrealized gains on
    securities......................                                                             1,730
  Stock dividend declared on common
    stock (10%) ( $16.36 per
    share)..........................                       280        6,020      (6,300)
                                      -----------  -----------  -----------  ---------        ------     ---------  ---------
BALANCE AT DECEMBER 31, 1995......          5,713        3,086       23,378      27,454           586          (117)      (171)

  Net income........................                                             8,666
  Cash dividends declared on
    preferred stock.................                                               (89)
  Cash dividends declared on common
    stock ($0.62 per share)*........                                            (2,863)
  Stock reinvestment and purchase
    plan--46,382 shares*............                        33          773
  Conversion of Series B preferred
    stock--474,750 shares...........       (5,590)         345        5,245
  Redemption of Series B preferred
    stock...........................         (123)
  Options exercised--63,526
    shares*.........................                        45          503
  Sale of treasury stock............                                                (29)                         29
  Purchase of Treasury stock........                                                                         (1,461)
  Payments on ESOP borrowings.......                                                                                        42
  Net unrealized gains on
    securities......................                                                             (290)
  Stock dividend declared on common
    stock (10%) ( $26.25 per
    share)..........................                       345       10,964     (11,309)
                                      -----------  -----------  -----------  ---------        ------     ---------  ---------
BALANCE AT DECEMBER 31, 1996......                   $   3,854    $  40,863   $  21,830     $     296     ($  1,549) ($    129)
                                      -----------  -----------  -----------  ---------        ------     ---------  ---------
                                      -----------  -----------  -----------  ---------        ------     ---------  ---------



                                      TOTAL
                                    ---------
BALANCE AT JANUARY 1, 1994........  $  54,120

  Net income........................      3,264
  Dividends declared on preferred
    stock...........................       (415)
  Dividends declared on common stock
    ($0.50 per share)*..............     (1,994)
  Stock reinvestment and purchase
    plan--31,813 shares*............        407
  Redemption of Series A preferred
    stock...........................       (805)
  Conversion of Series B preferred
    stock--2,779 shares*............
  Options exercised--42,220
    shares*.........................        444
  Payments on ESOP borrowings.......         43
  Net unrealized losses on
    securities......................     (2,526)
                                    ---------
BALANCE AT DECEMBER 31, 1994......     52,538

  Net income........................      6,965
  Cash dividends declared on
    preferred stock.................       (414)
  Cash dividends declared on common
    stock ($0.51 per share)*........     (2,150)
  Stock reinvestment and purchase
    plan--45,811 shares*............        611
  Conversion of Series B preferred
    stock--93 shares*...............
  Options exercised--67,489
    shares*.........................        723
  Purchase of Treasury stock........       (117)
  Payments on ESOP borrowings.......         43
  Net unrealized gains on
    securities......................      1,730


                                      TOTAL
                                    ---------
Stock dividend declared on common
  stock (10%) ( $16.36 per
  share)..........................
                                    ---------
BALANCE AT DECEMBER 31, 1995......     59,929
Net income........................      8,666
Cash dividends declared on
  preferred stock.................        (89)
Cash dividends declared on common
  stock ($0.62 per share)*........     (2,863)
Stock reinvestment and purchase
  plan--46,382 shares*............        806
Conversion of Series B preferred
  stock--474,750 shares...........
Redemption of Series B preferred
  stock...........................       (123)
Options exercised--63,526
  shares*.........................        548
Sale of treasury stock............
Purchase of Treasury stock........     (1,461)
Payments on ESOP borrowings.......         42
Net unrealized gains on
  securities......................       (290)
Stock dividend declared on common
  stock (10%) ( $26.25 per
  share)..........................
                                    ---------
BALANCE AT DECEMBER 31, 1996......  $  65,165
                                    ---------
                                    ---------

*   adjusted for 10% stock dividend declared December 1995 & 1996

See notes to consolidated financial statements.

                         HUDSON CHARTERED BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise indicated, except per share data)

NOTE A--NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
--------------------

Hudson Chartered Bancorp, Inc. (Company) is a New York State Bank Holding Company. Through its banking subsidiary, First National Bank of the Hudson Valley (Bank), it operates 21 branches in Dutchess, Ulster, Northern Putnam and Orange counties in New York State. The Bank is principally engaged in a variety of lending activities and deposit gathering activities within the above noted market place. As such, its future growth and profitability is dependent, in large part, on the performance of the local economy and the value of local real estate. The Bank competes with a significant number of other financial institutions. Diversity of product lines, availability of funds, interest rates charged on loans and offered on deposits, responsiveness and customer convenience are all factors in effectively competing with these other financial institutions. The economy is impacted by employment levels of two large employers, IBM and certain New York State institutions. In recent years, the local economy has been weakened from large employment cutbacks from these employers. Approximately 65% of the Company's loans outstanding are collateralized by real estate. The Company also has made commitments to lend additional funds secured by real estate in the amount of approximately $21.7 million.

The Company does not engage in hedging activities, utilize derivative financial instruments or maintain a trading portfolio.

BASIS OF PRESENTATION
---------------------
The Company's consolidated financial statements include the accounts of the Company, its commercial banking subsidiary, and Hudson Chartered Realty, Inc., a company organized to hold title to foreclosed real estate properties. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany transactions have been eliminated in consolidation. Assets held in an agency or fiduciary capacity for trust department customers of the Bank are not included in the consolidated financial statements.

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

While management uses available information to determine possible loan losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the Bank's primary market area, Dutchess, Orange, Ulster and northern Putnam counties, New York. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. Regulatory examinations of the Bank and the Company were conducted in 1996 and the allowance was not required to be increased as a result of these examinations.

IMPAIRED LOANS
--------------
SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting for Impairment of a Loan--Income Recognition and Disclosures", was adopted by the Company as of January 1, 1995. Adoption of SFAS No. 114 did not result in any adjustment to the allowance for loan losses as of January 1, 1995.

A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the contractual terms of the loan. When a loan is considered impaired, it is placed on nonaccrual status. Income is recorded using the income recognition principles outlined below. Measurement of impairment is based on the present value of expected future cash flows discounted at the loan's effective interest rate, or, at the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Small homogenous loans such as consumer loans and credit cards are not separately reviewed for impaired status. These loans typically are for maturities less than five years and require monthly payments. Separate allocations of the allowance for loan losses are made based upon trends and prior loss experience and composition of credit risk in these types of loans. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or, if the impairment is considered to be permanent, the write down is charged against the allowance for loan losses.

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

A loan is classified as "in substance foreclosed" only when the Company, with agreement of the borrower, will take possession of the collateral regardless of whether formal foreclosure procedures have been completed. In accordance with SFAS No. 114, loans previously classified as in substance foreclosed (and reported with real estate owned) in prior years have been reclassified to loans. This reclassification did not impact the Company's financial condition or results of operations.

LOAN ORIGINATION FEES
---------------------
Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount is amortized or accreted as an adjustment of interest income using the level yield method. These deferrals are amortized over expected lives of the respective loan categories, which generally vary from one to twelve years.

SECURITIES
----------
Securities include U.S. Government, U. S. Government Agency, municipal and corporate bonds. Those securities which management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost (specific identification) with amortization of premiums and accretion of discounts determined using the level yield method to the earlier of the call or maturity date, respectively. Held to maturity securities primarily include local municipal bonds purchased from smaller municipalities in the Company's market area and certain other securities with yield and/or maturity characteristics such that management intends to retain until maturity.

Securities which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale. Dispositions of such securities may be appropriate for either liquidity or interest rate risk management. SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that available for sale securities be reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported as a separate component of stockholders' equity. At December 31, 1994, the net unrealized loss, after tax, on available for sale securities was $1,144, and the net unrealized gain, after tax, on available for sale securities was $586 and $296 at December 31, 1995 and 1996, respectively. In November 1995, the Company transferred securities having a fair market value of $63,192 from held to maturity to available for sale in accordance with a recent issuance by the FASB. See Note B, "Securities", for a further description of the transaction.

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

PREMISES AND EQUIPMENT
----------------------
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method based on estimated useful lives of 3 to 40 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases, including available extensions, or the estimated useful lives of the assets.

INCOME TAXES
------------
The provision for income taxes is based on income as reported in the financial statements. Deferred taxes are provided when income or expense is recognized in different periods for tax purposes than for financial reporting purposes using an asset-liability approach for recognizing the tax effects of temporary differences between tax and financial reporting. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income statement in the period the change is enacted.

EARNINGS PER COMMON SHARE
-------------------------
Primary earnings per common share is computed by dividing net income, adjusted for preferred stock dividends, by the weighted average number of common shares outstanding and the additional dilutive effect of stock options outstanding during the respective period. The dilutive effect of stock options is computed using the average market price of the Company's common stock for the period. Fully diluted earnings per common share includes the additional dilutive effect of stock options using the greater of the closing market price or the average market price of the Company's common stock for the period. Fully diluted earnings per common share also includes the dilution which would result if the Preferred Stock, Series B, outstanding during the period had been converted at the beginning of the period. In March 1996, the Company called the entire Series B Preferred Stock for redemption and 474,750 shares were converted into common stock. See Note O.

In December 1995, the Board of Directors declared a 10% stock dividend, payable in January 1996, and a 10% stock dividend was declared in December 1996, payable January 1997. Weighted average shares outstanding, used to calculate earnings per share, have been retroactively adjusted to give effect to the stock dividends.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
------------------------------------------
SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires the recognition of the cost of these benefits over an employee's working career on an accrual basis. SFAS No. 106 has no material effect on the Company's financial position or results of operations.

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

FINANCIAL INSTRUMENTS
---------------------
SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments" became effective in 1994 and requires disclosures about derivative financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On balance sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS No. 119 at December 31, 1996, 1995 or 1994.

MORTGAGE SERVICING RIGHTS
-------------------------
In May 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122). Such statement allows banks to report purchased and originated mortgage servicing rights as assets on the balance sheet. Such asset would be reported as the present value of estimated future net cash flows related to servicing mortgages for secondary market investors.

SFAS No. 122 was implemented on January 1, 1996; however, it can only be applied on a prospective basis. The Company did not elect early adoption of SFAS No. 122 and, accordingly, did not record an asset related to originated mortgage serving rights prior to 1996. The Company sold $31.3 million in loans in 1995 into the secondary market and retained servicing income rights related to such loans at approximately .25% per annum. The servicing income related to such loans sold will be recorded in the statement of income and expense as earned. Had the Company recorded the value of these servicing rights as an asset,"other income" would have increased in 1995 for the value of such rights. However, future income related to the amounts recorded would be correspondingly reduced. The value of servicing rights, when recorded, must be re-evaluated for impairment on a quarterly basis and a valuation allowance must be established if their fair value is lower than the recorded amounts.

Further, the Company's mortgage servicing portfolio totaled $99.4 million, $101.1 million and $77.5 million for the benefit of third party investors (primarily Federal Home Loan Mortgage Corporation and Federal National Mortgage Association) at December 31, 1996, 1995 and 1994, respectively, and it recorded servicing fee income of $338, $303 and $305 for each of the years ended December 31, 1996, 1995 and 1994, respectively. The Company recorded the sale of loans in which servicing is retained on the basis of the proceeds received with normal servicing rights retained. If the Company retains "excess" servicing rights, a receivable is recorded representing the net present value of the excess servicing rights in a manner similar to that required under SFAS No. 122 for normal servicing. In 1996, the Company sold $9.1 million in residential first mortgages, with servicing rights retained, and recorded a normal servicing asset of $41.

STOCK-BASED COMPENSATION
------------------------
Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, "encourages", but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights is recorded annually in each reporting period on the quoted market price of the Company's stock at the end of the period. See Note O.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS
-------------------------------------------
SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions (relating to the accounting for secured borrowings and collateral and the accounting for transfers and servicing of repurchase agreements, dollar rolls, securities lending and similar transactions) which have been deferred until January 1, 1998 in accordance with SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of these standards is not expected to have a material impact on the Bank's consolidated financial statements.

CASH FLOW INFORMATION
---------------------
Cash and cash equivalents include federal funds sold, which generally are available to the bank on one day's notice.

RECLASSIFICATION
----------------
Certain reclassifications have been made to prior years' financial statements to conform to the presentation of 1996 financial information.

NOTE B--SECURITIES
Securities consist of the following:

                                                                    AT DECEMBER 31, 1996
                                           -----------------------------------------------------------------------
                                            CARRYING    AMORTIZED   GROSS UNREALIZED   GROSS UNREALIZED     FAIR
                                             AMOUNT        COST           GAINS             LOSSES         VALUE
                                           ----------   ---------  -----------------   ----------------  ----------
U.S. Treasury Securities
  Available for   sale                     $   54,780   $  54,716      $      93         $       29     $   54,780
U.S. Government Agencies:
  Available for   sale                         29,032      28,858            189                 15         29,032
Obligations of States and Political
  Subdivisions
  Available for sale                           54,574      54,247            446                119         54,574
  Held to maturity                             13,543      13,543            339                  3         13,879
Other Securities
  Available for sale                           24,529      24,594             11                 76         24,529
  Held to maturity                                 25          25                                               25
Regulatory securities                           2,755       2,755                                            2,755
                                           ----------   ---------         ------            -------     ----------
TOTAL SECURITIES                           $  179,238   $ 178,738      $   1,078         $      242     $  179,574
                                           ----------   ---------         ------            -------     ----------
                                           ----------   ---------         ------            -------     ----------
Total available for sale                   $  162,915   $ 162,415      $     739         $      239     $  162,915
Total held to maturity                         13,568      13,568            339                  3         13,904
Regulatory securities                           2,755       2,755                                            2,755
                                           ----------   ---------         ------            -------     ----------
TOTAL SECURITIES                           $  179,238   $ 178,738      $   1,078         $      242     $  179,574
                                           ----------   ---------         ------            -------     ----------
                                           ----------   ---------         ------            -------     ----------

                                                                      AT DECEMBER 31, 1995
                                           --------------------------------------------------------------------------
                                            CARRYING   AMORTIZED   GROSS UNREALIZED    GROSS UNREALIZED       FAIR
                                             AMOUNT       COST           GAINS              LOSSES           VALUE
                                           ----------  ----------  -----------------  -------------------  ----------
U.S. Treasury Securities
  Available for sale                       $   76,984  $   76,504      $     482           $       2       $   76,984
U.S. Government Agencies:
  Available for sale                           36,555      36,247            335                  27           36,555
Obligations of States and Political
  Subdivisions
  Available for sale                           33,244      32,958            355                  69           33,244
  Held to maturity                             14,440      14,440            478                  21           14,897
Other Securities
  Available for sale                           20,551      20,636             24                 109           20,551
  Held to maturity                                 25          25             25
Regulatory securities                           2,107       2,107                                               2,107
                                           ----------  ----------         ------               -----       ----------
TOTAL SECURITIES                           $  183,906  $  182,917      $   1,674           $     228       $  184,363
                                           ----------  ----------         ------               -----       ----------
                                           ----------  ----------         ------               -----       ----------
Total available for sale                   $  167,334  $  166,345      $   1,196           $     207       $  167,334
Total held to maturity                         14,465      14,465            478                  21           14,922
Regulatory securities                           2,107       2,107                                               2,107
                                           ----------  ----------         ------               -----       ----------
TOTAL SECURITIES                           $  183,906  $  182,917      $   1,674           $     228       $  184,363
                                           ----------  ----------         ------               -----       ----------
                                           ----------  ----------         ------               -----       ----------

At December 31, 1996, the net unrealized gain on securities "available for sale" (net of tax effect at a tax rate of 41% or $204) that was included as a separate component of stockholders' equity was $296.

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

The contractual maturities at December 31, 1996 of the Company's available for sale and held to maturity debt securities are summarized in the following table. At December 31, 1996, securities remaining in the Company's "held to maturity" portfolio consist principally of holdings of local unrated municipal issues. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

                                                             AVAILABLE FOR SALE       HELD TO MATURITY
                                                           -----------------------  --------------------
                                                            AMORTIZED      FAIR     CARRYING     FAIR
MATURITY PERIOD                                               COST        VALUE      AMOUNT      VALUE
---------------------------------------------------------  -----------  ----------  ---------  ---------
Within 1 year                                              $24,711      $   24,753  $   5,107  $   5,121
1-5 years                                                   81,886          82,086      4,445      4,572
5-10 years                                                  18,754          18,780      3,195      3,347
Over 10 years                                               13,706          13,805        820        864
Mortgage-backed and SBA securities of U.S.
Government Agencies not allocated by maturity date          23,358          23,491
                                                           -----------  ----------  ---------  ---------  ---------
TOTAL DEBT SECURITIES                                      $162,415     $  162,915  $  13,568  $  13,904
                                                           -----------  ----------  ---------  ---------  ---------
                                                           -----------  ----------  ---------  ---------  ---------

Gross realized gains from sales of securities were $225, $238 and $220 in 1996, 1995 and 1994, respectively, and gross realized losses were $63, $100 and $2,100.

At December 31, 1996, securities with a carrying amount of $74.9 million were pledged as available collateral for municipal deposits and other purposes. Municipal deposits so secured totaled $40.4 at the same date.

           NOTE C--FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
                       AND CONCENTRATIONS OF CREDIT RISK

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

    The Company's maximum exposure to accounting loss related to the contract amounts of these financial instruments at December 31, 1996 is as follows:


                                          LOAN ORIGINATION  UNUSED LINES OF    STANDBY LETTERS
                                             COMMITMENTS         CREDIT         OF CREDIT           TOTAL
                                          ---------------   ----------------   --------------    -----------
Real Estate--Construction.............                       $    2,439                            $  2,439
Real Estate--Mortgage.................     $   2,356                                                  2,356
Home Equity Loans.....................                           13,993                              13,993
Other Consumer Loans..................                            8,466                               8,466
Commercial Loans......................                           36,256           $   5,779          42,035
                                            -----------     ---------------    --------------   -------------
TOTAL.................................     $   2,356         $   61,154           $   5,779        $ 69,289
                                             ----------      --------------    --------------   -------------
                                             ----------      --------------    --------------   -------------
December 31, 1995.....................     $  11,901         $   57,368           $   3,731        $ 73,000
                                             ----------      --------------    --------------   -------------
                                             ----------      --------------    --------------   -------------


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

    Approximately 65% of the Company's loans (commercial, residential and personal) are collateralized by real estate. In addition to such loans outstanding, as shown on the balance sheet, the Company has standby letters of credit and other off-balance sheet credit risk exposure related to real estate loans. The Company generally requires collateral on all real estate related facilities and loan to value ratios not exceeding 75% to 80%. Within this real estate credit risk concentration, a number of the Company's loan customers are principally engaged in the real estate development and construction industry (i.e. developers, builders and contractors). Each of such loans and commitments is reviewed at least annually as part of the Bank's regular credit process and quarterly in summary form by the Board of Directors.

NOTE D--NON-PERFORMING ASSETS, PAST DUE LOANS AND IMPAIRED LOANS

    The following table presents non-performing assets outstanding at December
31:

                                                 1996       1995       1994
                                             ---------  ---------  ---------
Non performing loans......................  $   4,959   $  4,929   $  5,000
Restructured troubled debt................        534        349        119
Other real estate owned, net
(included in other assets)................        653      1,196      1,150
                                             ---------  ---------  ---------
Total nonperforming assets................  $   6,146  $   6,474  $   6,269
                                             ---------  ---------  ---------
                                             ---------  ---------  ---------

    Information concerning interest income on non-performing loans and restructured troubled debt is summarized below:

                                                1996       1995       1994
                                             ---------  ---------  ---------
Interest income recorded...................  $   215    $   265    $   198

    At December 31, there were no commitments to lend additional funds to the borrowers associated with the non-performing assets noted above.

    Loans past due 30-89 days were as follows at December 31:

                                          1996       1995
                                       ---------  ---------
Amount past due......................  $  5,258   $  4,650
                                       ---------  ---------
                                       ---------  ---------
Percent of total loans...............      1.16%      1.10%
                                       ---------  ---------
                                       ---------  ---------

    As described in Note A, effective January 1, 1995, the Company adopted a new accounting standard which defines when certain loans are considered to be impaired and requires such loans to be measured at the present value of expected future cash flows, the loan's observable market price or fair value of the collateral, if the loan is collateral dependent. Generally, the fair value of impaired loans was determined using the fair value of the underlying collateral of the loan. The recorded investment in impaired loans at December 31 consists of the following:

                                           1996            1995
                                        -----------     ---------
Impaired loans for which an
allowance of $844 and $1,239,
respectively, has been established....   $3,202         $   3,450

Impaired loans for which an
impairment write down of
$1,197 and $740, respectively, has
been taken                                1,750             1,071
                                        ------------    -----------
Total impaired loans...................  $4,952         $   4,521
                                        ------------    -----------
                                        ------------    -----------


Additional information regarding
impaired loans is as follows:              1996             1995
                                        -----------     ------------
Income recorded on impaired loans
in the period during the portion
of the  year that they were impaired,
on a cash basis......................    $   215           $  265

Average investment in impaired loans
during the period....................    $ 5,002           $4,287


    Loans which were restructured prior to adoption of SFAS 114 (1994) and non-accrual loans at December 31, 1996, 1995 and 1994 and related income data are summarized as follows:

                                                                1996           1995                    1994
                                                             NON-ACCRUAL    NON-ACCRUAL    NON-ACCRUAL    RESTRUCTURED
                                                                LOANS          LOANS          LOANS           LOANS
                                                            -------------  -------------  -------------  ---------------
Amount....................................................    $   5,028      $   4,756      $   4,105       $     119

Interest income recorded..................................          215            265            197

Interest income that would have been recorded under the
  original contract terms.................................          744            665            420               6

NOTE E--LOANS AND ALLOWANCE FOR LOAN LOSSES

    The following table outlines the balances for loan categories for the years ended December 31:

                                                                           1996        1995
                                                                        ----------  ----------
Commercial & Industrial...............................................  $   71,887  $   69,889
Consumer & Installment................................................      80,998      63,554
Real Estate--Construction.............................................      12,227      13,347
Real Estate--Mortgage.................................................     280,425     271,068
Other Loans...........................................................       6,214       4,225
                                                                        ----------  ----------
TOTAL.................................................................  $  451,751  $  422,083
                                                                        ----------  ----------
                                                                        ----------  ----------

    Changes in the allowance for loan losses for the years ended December 31 were as follows:

                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
Balance, beginning of year...........................................................  $   8,770  $   8,326  $   7,322
Charge-offs..........................................................................     (2,732)    (2,168)    (1,701)
Recoveries...........................................................................        414        312        236
                                                                                       ---------  ---------  ---------
Net charge-offs......................................................................     (2,318)    (1,856)    (1,465)
Provision for loan losses............................................................      2,850      2,300      2,400
Transfers, other.....................................................................                               69
                                                                                       ---------  ---------  ---------
Balance, end of year.................................................................  $   9,302  $   8,770  $   8,326
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

NOTE F--PREMISES AND EQUIPMENT

    Premises and equipment is comprised of the following:

                                                                             1996       1995
                                                                           ---------  ---------
Land.....................................................................  $   2,120  $   2,120
Banking houses and improvements..........................................     15,175     15,566
Furniture and equipment..................................................     13,842     13,007
                                                                           ---------  ---------
                                                                              31,137     30,693
Accumulated depreciation and amortization................................    (14,888)   (13,631)
                                                                           ---------  ---------
TOTAL....................................................................  $  16,249  $  17,062
                                                                           ---------  ---------
                                                                           ---------  ---------

NOTE G--DEPOSITS

    The following table outlines balances at December 31, for interest bearing accounts:

                                                                           1996        1995
                                                                        ----------  ----------
Money Market..........................................................  $   63,871  $   66,526
NOW...................................................................      47,304      50,106
Savings...............................................................     210,130     204,693
Time..................................................................     162,265     171,079
                                                                        ----------  ----------
TOTAL.................................................................  $  483,570  $  492,404
                                                                        ----------  ----------
                                                                        ----------  ----------

    At December 31, 1996 and 1995, certificates of deposit of $100 or more included in time deposits totaled $40,503 and $38,184, respectively. Interest expense on deposits was as follows:

                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
Savings accounts.................................................................  $   8,408  $   8,427  $   5,237
Certificates of deposit ($100 or more)...........................................      1,428      1,423        974
Other time deposits..............................................................      7,262      7,808      4,386
NOW Accounts.....................................................................        615        915      1,046
Money market accounts............................................................      2,351      2,556      2,709
                                                                                   ---------  ---------  ---------
TOTAL............................................................................  $  20,064  $  21,129  $  14,352
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

NOTE H--EMPLOYEE BENEFIT PLANS

THRIFT PLANS

    The Hudson Chartered Bancorp, Inc. Retirement and Thrift Plan is a qualified 401(k) defined contribution plan covering substantially all full-time employees who have attained age 21 and have one year of service. Plan contributions vest as follows: 40% after 2 years, 60% after 3 years, 80% after 4 years and 100% after 5 years of service. The Company determines an annual amount of profit sharing to be funded. The plan also calls for the Company to match employee contributions under deferred salary reduction agreements up to 4% of eligible compensation. Employees can contribute up to 10% (up to 8% for highly compensated employees) by way of such salary reduction agreements and, in addition, can voluntarily contribute up to an additional 10% of their eligible compensation. Prior to 1995, CBI maintained CBI Profit Sharing and Thrift Plan, a qualified 401(k) plan, and, based upon the earnings of the Company made matching contributions on a portion of each employee's voluntary salary reduction contribution. Employees could contribute up to 10% of base compensation with up to 6% being eligible for matching contributions. Employees were fully vested after five years of service. Expense for these plans was $752, $588 and $275 for 1996, 1995 and 1994, respectively. Employees are always 100% vested in their own contributions.

OTHER RETIREMENT PLANS

    The Company has certain employment agreements which include supplemental retirement benefits for certain key executives. These arrangements are unfunded and are a general liability of the Company. The unfunded liability at December 31, 1996 and 1995 was not material.

    The Executive Supplemental Income Plan, a nonqualified plan, provides certain former CBI executives with supplemental retirement benefits. The plan utilizes life insurance contracts for indirect funding of preretirement benefits. Related expense was $103, $91and ($105) in 1996, 1995 and 1994, respectively. These plans also provide that in the event of a "change of control", employees who have attained age 55 may retire and are immediately eligible to receive benefits without prior board approval and without satisfying any minimum years of service requirement. Other covered employees who are terminated, without just cause, or who voluntarily terminate employment, after a change in control, are entitled to receive their retirement benefits upon reaching their normal retirement age.

    The Company terminated the following plan effective January 1, 1995 and the former CBI employees joined the Hudson Chartered Bancorp Inc. Retirement and Thrift Plan on that date. The final termination liability was calculated and the Company recorded additional expenses of $59 and $175 in 1995 and 1994, respectively. The following describes the plan prior to termination.

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

    The pension plan's funded status is as follows:

                                                                                    1995        1994
                                                                                    -----     ---------
Accumulated benefit obligation, inlcuding vested benefits of $554 in 1994......               $     907
Effect of estimated future compensation increases..............................                       0
                                                                                              ---------
Projected benefit obligation...................................................                     907
Plan assets at fair value......................................................                     758
                                                                                              ---------
Projected benefit obligation in excess of plan assets..........................                    (149)
Unrecognized net loss..........................................................                     (58)
                                                                                              ---------
Pension liability carried in " other liabilities"..............................       $   0   $    (207)
                                                                                      -----   ---------
                                                                                      -----   ---------

    Net periodic pension expense included the following:

                                                                                    1995        1994
                                                                                    -----     ---------
Service Cost...................................................................               $     183
Interest Cost..................................................................                      66
Return on plan assets..........................................................                      39
Amortization and deferral......................................................                     (99)
Pension expense................................................................   $   0       $     189
                                                                                  -----       ---------
                                                                                  -----       ---------

    Assumptions used in accounting for the pension plan were as follows:

                                                                                            1994
                                                                                            -----
Weighted average discount rate.........................................................       8%
Rates of increase in compensation level................................................       6%
Expected long-term rate of return on assets............................................       8%

    Plan assets were invested primarily in group annuity contracts from a life insurance company.

EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with certain of its key executives. The agreements range in period from two to three years, expiring from 1997 through 1999, and contain specified conditions for extension or expiration, either annually or prior to expiration. In certain cases, conditions exist which allow for lump sum payments in connection with defined changes in control, termination without cause or failure to extend. The maximum liability, if such payments were required for all executives, would be $1,479 at December 31, 1996. In 1994, the Company recorded a payment of $292 to a key executive, who terminated employment under the change in control provision of his agreement.

NOTE I--LEASES

    Total rental expense for operating leases for 1996, 1995 and 1994 was $461, $293 and $438, respectively. Future minimum payments, by year-end and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1996:

              DATE                            AMOUNT
              ----                            ------
              1997 ........................     294
              1998 ........................     292
              1999 ........................     267
              2000 ........................     206
              2001 ........................      58
              Thereafter...................     746
                                             ------
              TOTAL........................  $1,863
                                             -------
                                             -------

    The Company purchased a building in 1994. Approximately 30% of the building is leased to tenants for various terms with varying renewal periods. The expiration dates of initial leases were between 1995 and 2002, including option periods. The Company intends to occupy the tenanted spaces as the leases expire or are not renewed. Rental income received was $255, $270 and $62 in 1996, 1995 and 1994, respectively.

NOTE J--INCOME TAXES

The following is a reconciliation between the effective income tax rate and the amount computed by using the statutory federal income tax rates:

                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                               1996         1995         1994
                                           -----------  -----------  -----------

Income tax based on pretax income at
   the statutory rate                            34.0%        34.0%        34.0%
Charges (credits) resulting from:
   State taxes, net of federal tax benefit        5.7          6.5          7.4
   Income from tax-exempt securities             (5.3)        (5.9)       (12.5)
   Non-deductible merger related expenses                                   5.1
   Other                                                      (1.1)         3.2
                                           -----------  -----------  -----------
Effective income tax rate                        34.4%        33.5%        37.2%
                                           -----------  -----------  -----------
                                           -----------  -----------  -----------

The provision (benefit) for income taxes is comprised of the following:

                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                               1996         1995         1994
                                           -----------  -----------  -----------
Current: Federal                           $    3,826   $    2,642   $    1,470
         State                                  1,279          993          584
                                           -----------  -----------  -----------
                                                5,105        3,635        2,054
Deferred                                         (554)        (121)        (118)
                                           -----------  -----------  -----------
                                           $    4,551   $    3,514   $    1,936
                                           -----------  -----------  -----------
                                           -----------  -----------  -----------

Temporary differences arising from the recognition of income and expense in different periods for tax and financial reporting purposes resulted in deferred income tax (benefits) expense as follows:


                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                               1996         1995         1994
                                           -----------  -----------  -----------
Provision for loan losses                  $     (380)  $     (306)  $     (132)
Accelerated depreciation                          (43)         125          (59)
Deferred fee income                               132          209           85
Compensation                                     (147)        (107)         (60)
Other                                            (116)         (42)          48
                                           -----------  -----------  -----------
                                           $     (554)  $     (121)  $     (118)
                                           -----------  -----------  -----------
                                           -----------  -----------  -----------

The tax effects of temporary differences that give rise to portions of deferred tax assets and deferred tax liabilities at December 31, are as follows:


                                                            1996         1995
                                                        -----------  -----------

Deferred Tax assets:
   Allowance for loan losses and OREO                   $    3,641   $    3,266
   Compensation                                                548          440
   Core deposit                                                 81           53
   Other                                                        90           80
                                                        -----------  -----------
   Gross deferred tax assets                                 4,360        3,839

Deferred tax liabilities:
   Depreciated expense                                        (510)        (591)
   Unrealized holding gains                                   (204)        (404)
   Deferred fee income                                        (337)        (205)
   Mortgage servicing                                          (24)         (17)
   Accretion on securities                                     (60)        (101)
                                                        -----------  -----------
Gross deferred tax liabilities                              (1,135)      (1,318)
                                                        -----------  -----------
Net deferred tax assets before valuation allowance           3,225        2,521
Valuation allowance                                           (150)        (200)
                                                        -----------  -----------
Net deferred tax asset                                  $    3,075   $    2,321
                                                        -----------  -----------
                                                        -----------  -----------

NOTE K--OTHER COMMITMENTS AND CONTINGENCIES

    The financial statements do not reflect various commitments, contingent liabilities and fiduciary liability for assets held in trust, which arise in the normal course of business. Management does not anticipate any losses arising from these transactions. Trust Department assets under administration total approximately $180,000 at December 31, 1996.

    The Bank regularly sells certain types of long-term fixed rate mortgages to a United States agency which are under recourse arrangements for four months. As of December 31, 1995, $4,189 of these sales are subject to such recourse. The Bank is required to maintain a deposit balance with the Federal Reserve Bank, which averaged approximately $8,936 during 1996.

    The Bank is a party to various legal proceedings in the normal course of business, the ultimate outcome of which, in management's opinion, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE L--RELATED PARTY TRANSACTIONS

The Bank has granted loans to officers and directors of the Company and to their associates. The following table summarizes activity associated with these loans.


                                                            1996         1995
                                                        -----------  -----------
Balance, beginning of year                              $   21,588   $   20,743
New loans                                                    4,191        8,691
Repayments                                                  (3,201)      (7,846)
                                                        -----------  -----------
Balance, end of year                                    $   22,578   $   21,588
                                                        -----------  -----------
                                                        -----------  -----------

The Bank renewed a lease for premises with an affiliate of a director which will expire in December 1999. Payments made to such affiliate in 1996, 1995 and 1994 were $134, $103 and $103, respectively. Entities in which directors have interests provide automotive, insurance and legal services to the Company. The cost of such services aggregated $887, $523 and $1,022 in 1996, 1995 and 1994, respectively.


NOTE M--OTHER INTEREST BEARING LIABILITIES

Interest bearing liabilities are summarized as follows, at December 31,:

                                                            1996         1995
                                                        -----------  -----------

ESOP Loan Payable                                       $      129   $      171
Federal Home Loan Bank                                       1,725        1,725
                                                        -----------  -----------
                                                        $    1,854   $    1,896
                                                        -----------  -----------
                                                        -----------  -----------

The ESOP note is payable in quarterly principal installments of $11 plus interest at the prime rate plus 1-1/2% (9.75% at December 31, 1996), with the balance due in December 1999. The loan is collateralized by approximately 13,000 shares of the Company's common stock owned by the ESOP.

The Company pays monthly interest installments on the Federal Home Loan Bank advance at a rate of 5.49%. The principal balance outstanding at December 31, 1996 is payable in 1999.

Maturities on non-deposit interest bearing liabilities outstanding as of December 31, 1996 are summarized as follows:
                                                            Date        Amount
                                                        -----------  -----------
                                                            1997     $       43
                                                            1998             43
                                                            1999          1,768
                                                                     -----------
                                                                     $    1,854
                                                                     -----------
                                                                     -----------

NOTE N--RESTRICTION ON SUBSIDIARY DIVIDENDS AND LOANS TO AFFILIATES

    Dividends are paid by the Company from its liquid assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of earnings retained in the current year plus retained net earnings for the preceding two years. After December 31, 1996, $9,071 is available for distribution to the Company as dividends without prior regulatory approval (in addition to the 1997 results of operations of the Bank).

    Under Federal Reserve regulations, the Bank also is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specific obligations. At December 31, 1996, the maximum amount available for lending by the Bank to the Company or its affiliates in the form of loans approximated 20% of consolidated net assets with a maximum per affiliate of 10%. The Company has a mortgage loan from the Bank at December 31, 1996 of $1,058. Interest is payable at the prime rate plus one percent. Such amounts eliminate in consolidation.

NOTE O--STOCKHOLDERS' EQUITY

Common Stock
-------------

In both December 1995 and 1996, the Board of Directors approved separate 10% stock dividends, payable in January 1996 and 1997, respectively. All shares and share prices have been retroactively adjusted to reflect the issuance of the stock dividends. The 1995 and 1996 financial statements reflect the capitalization of $6,300 and $11,309, respectively, of retained earnings reflecting a market value of $26.25 and $16.36 per share on the respective dates of declaration.

    Common stock is stated at par of $0.80 per share. The following table summarizes the number of shares at December 31:

                                                                        1996          1995
                                                                    ------------  ------------
Issued and Outstanding............................................     4,644,970     4,127,268
Issued and held by ESOP...........................................        93,862       107,521
                                                                    ------------  ------------
Total issued shares...............................................     4,738,832     4,234,789
Reserved shares:
  Dividend reinvestment and stock purchase plan.....................     366,094       412,476
  Option Plan I.....................................................      56,727        78,737
  Hudson Chartered Incentive Stock (Plan II)........................     661,909       740,254
  Treasury Shares...................................................      77,981         8,855
  Conversion of Series B Preferred Stock............................     --            485,104
Other authorized but unissued shares................................  14,098,457    14,039,785
                                                                    ------------  ------------
Total authorized..................................................    20,000,000    20,000,000
                                                                    ------------  ------------
                                                                    ------------  ------------

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

    The Company's Dividend Reinvestment and Stock Purchase Plan allows common stockholders to receive common stock (at market value) in lieu of cash dividends and gives participants the right to elect to make optional cash payments to purchase up to $5,000 per quarter of newly-issued shares of common stock (at market value), subject to the terms and limitations of the plan.

PREFERRED STOCK

    On January 15, 1994, all the issued and outstanding shares of the Company's 10% cumulative perpetual Preferred Stock, Series A, were redeemed at $100 per share. This transaction reduced equity capital by $805 in 1994. Of the 60,000 shares authorized, no shares were issued and outstanding after January 15, 1994.

    The cumulative convertible perpetual Preferred Stock, Series B, was convertible at the option of the holder into shares of common stock at a conversion price of $12.9545 per share of common stock (equivalent to approximately 0.8492 shares of common stock for each share of Series B). The conversion price was subject to adjustment upon the occurrence of certain events. The Series B was redeemable at $10 per share (the original issue and liquidation price) at the Company's option prior to January 1, 1998, if the closing bid price of the Company's common stock has been at least 140% of the conversion price for 20 consecutive trading days at any time during the period.

    Having met this criteria, on March 12, 1996, the Company called all the outstanding (571,301) shares of the Series B preferred stock for redemption, effective April 15, 1996. Of the 571,301 shares outstanding, 559,055 shares of Series B preferred were converted into 474,750 shares of common stock of the Company and 12,246 shares were redeemed, for a total reduction of stockholders' equity related to redemption of $123 which was paid from the Company's liquid assets. Of the 575,000 authorized shares, 571,301 were outstanding at December 31, 1995. Cumulative cash dividends were payable quarterly at the rate of 7.25% per year on the original issue price of $10 per share. Dividends of $.18125 and $0.725 per share were declared on Series B Preferred Stock in 1996 and 1995, respectively.

    The Company has authorized a total of 5,000,000 shares of preferred stock, $.01 par value, which the Board of Directors has the authority to divide into series and to fix the rights and preferences of any series so established. The Series A and Series B represented 635,000 of the 5,000,000 authorized shares.

TREASURY STOCK PURCHASE PROGRAM

    From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock in the open market. During fiscal 1996, the Company repurchased 77,418 shares of common stock at a cost of $1,461, and in fiscal 1995 repurchased 7,288 shares for $141.

STOCK COMPENSATION PLANS

    INCENTIVE STOCK OPTION PLANS

    Under the FNC Plan (Option Plan I), established in 1990, options to purchase shares of common stock have been granted to key personnel of the former Fishkill National Corporation and its subsidiaries based upon their performance for terms up to 10 years at exercise prices not less than the fair value of these shares at the date of grant. Such options vest and are exercisable on a cumulative basis at 20% per year with a maximum exercise period of 5 years from date of vesting. Stock purchased under the plan is subject to certain resale restrictions and the Company retains the right to redeem outstanding shares at book value for employees terminating prior to retirement. The plan was not merged with the Hudson Chartered Incentive Stock Plan (Plan II) and no new options will be granted under this plan.

    INCENTIVE STOCK PLAN

    In 1995, the Company established the Hudson Chartered Bancorp, Inc. 1995 Incentive Stock Plan (Plan II) as the successor plan to the former CBI Incentive and Nonqualified Stock Option Plans to assist in attracting, retaining and providing incentives to key officers and employees. Grants under the plan may be in the form of incentive stock options, nonqualified stock options, restricted stock or stock appreciation rights. Stock options may be granted with the stock appreciation rights or the stock appreciation rights may be issued separately. Options may not be granted at less than 100% of the fair market value on the date of grant. However, options on rights may be granted at greater than the fair market value on the date of grant. Options vest no less than six months after the date they were granted and expire no later than 10 years from the grant date. The determination and grant of an incentive stock option, nonqualified stock option, a stock appreciation right or restricted stock is determined solely at the discretion of the Personnel and Compensation Committee of the Board of Directors. The maximum number of shares of common stock with respect to which options or rights may be outstanding to any eligible employee under the plan (or any other plans) is 71,584 shares.

    The Company maintains stock option plans as described above. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. The compensation cost that was charged to income for stock appreciation rights vested was $196, $39, and $32 for the years ended December 31, 1996, 1995 and 1994. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 (Black-Scholes Model), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:

                                                             1996       1995
                                                          ----------  ---------
Net income...............................   As reported   $   8,666  $   6,965
                                            Pro forma         8,189      6,857

Primary earnings per share...............   As reported        1.82       1.55
                                            Pro forma          1.72       1.52

Fully diluted earnings per share.........   As reported        1.78       1.47
                                            Pro forma          1.69       1.45


    The effects of applying SFAS No. 123 for disclosing compensation cost under this pronouncement may not be representative of the effects on reported net income for future years.

    A summary of the status of the Company's Fixed Stock Options, Incentive Stock Options (ISOP) and Non-qualified Options (NQ-OP), as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates, is presented below:

                                        1996                              1995                              1994
                                        ----                              ----                              ----
                                        WEIGHTED                          WEIGHTED                          WEIGHTED
                                    AVERAGE EXERCISE                  AVERAGE EXERCISE                  AVERAGE EXERCISE
                        SHARES            PRICE           SHARES            PRICE           SHARES            PRICE
                       ---------  ---------------------  ---------  ---------------------  ---------  ---------------------
Outstanding at
  beginning of year:
ISOP.................    168,515        $   10.47          189,979        $   10.17          201,618        $   10.18
NQ-OP................    164,589            11.52          169,403            11.22          220,673            11.15
                        --------                          --------                          --------
Total outstanding....    333,104            10.93          359,382            10.66          422,291            10.69
ISOP granted.........     47,340            18.64           23,522            13.60
NQ-OP granted
  (including SAR)....     41,800            19.32           36,300            14.67
ISOP exercised.......    (56,148)            8.69          (37,006)           10.78             (798)           10.33
NQ-OP exercised
  nonSAR.............     (7,378)            8.86          (30,480)            9.96          (41,422)           10.74
NQ-OP SAR
  exercised..........    (36,300)           14.67
ISOP forfeited.......                                       (7,980)           11.20          (10,841)           10.33
NQ-OP forfeited......                                      (10,634)           11.21           (9,848)           11.76
                       ---------                         ---------                         ---------
Outstanding at end of
  year:
ISOP.................    159,707            13.41          168,515            10.47          189,979            10.17
NQ-OP................    162,711            13.62          164,589            11.52          169,403            11.22
                       ---------                         ---------                         ---------
Total outstanding....    322,418        $   13.52          333,104        $   10.93          359,382        $   10.66
                       ---------           ------        ---------           ------        ---------           ------
                       ---------           ------        ---------           ------        ---------           ------
Options exercisable
  at year end........    264,504        $   12.42          295,154        $   10.73          316,314        $   10.83

Weighted average fair
  value of options
  granted during the
  year...............  $    6.90                         $    4.85                                 *

------------------------

*   Not calculated

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively:

     Dividend yield of 4.13% and 4.33%, respectively; expected volatility of 44.5% and 53.3%, respectively; risk free rate of 5.25% for both years; and expected lives of 7.35 and 5.0 years, respectively. This information was not required for the year ended 1994.

The following table summarizes information about fixed stock options outstanding at December 31, 1996:


                                  OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                        -----------------------------------------------------   --------------------------------------
                                                WEIGHTED AVERAGE   WEIGHTED
                                                   REMAINING        AVERAGE     NUMBER EXERCISABLE     WEIGHTED
  RANGE OF EXERCISE     NUMBER OUTSTANDING AT     CONTRACTUAL      EXERCISE       AT DECEMBER 31,    AVERAGE EXERCISE
             PRICES       DECEMBER 31, 1996          LIFE            PRICE             1996               PRICE
----------------------  ----------------------  ---------------  -------------  -------------------  ---------------
$8.66-$12.59.......              185,067            9.0 years      $   10.55           179,993          $   10.54
13.60--18.64.......              131,851                  7.8          17.23            84,511              16.44
24.45..............                5,500                 10.0          24.45
                                 -------                              ------           -------             ------
$8.66-$24.45.......              322,418            8.6 years      $   13.52           264,504          $   12.42
                                 -------        ---------------       ------           -------             ------
                                 -------        ---------------       ------           -------             ------

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

The Company has established an ESOP covering all full-time employees who meet certain service requirements. Discretionary contributions by the Company are determined annually by the Board of Directors, up to the maximum amount permitted under the Internal Revenue Code. The ESOP borrowed money from an unrelated bank to purchase shares of common stock. The Company has guaranteed the ESOP's loan and is obligated to contribute sufficient cash to the ESOP to repay the loans; therefore, the unpaid balance of the loan is reflected in the accompanying balance sheet as long-term debt and the amount representing unearned employee benefits has been recorded as a reduction of the Company's stockholders' equity. As of December 31, 1996, all full-time employees with one year of service were eligible for this plan.

Both the loan obligation and the unearned benefit expense are reduced by the amount of any loan repayments made by the ESOP. As of December 31, 1996, the ESOP owned 97,987 shares of the Company's common stock, most of which was purchased with proceeds from borrowings. Contribution expense related to the ESOP amounted to $43 for each of the years ended December 31, 1996, 1995 and 1994, respectively. Interest incurred on the ESOP's loans amounted to approximately $15, $20 and $21 for the years ended December 31, 1996, 1995 and 1994, respectively.

CAPITAL ADEQUACY

Both Hudson Chartered Bancorp, Inc. and First National Bank of the Hudson Valley are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary-- actions by regulators that, if undertaken, could have a direct material effect on their financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, they must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and its parent company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that both the Bank and its parent company meet all capital adequacy requirements to which they are subject.

As of December 31, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

CAPITAL RATIOS

The following summarizes the minimum capital requirements and capital position at December 31, 1995 and 1996:


                                                                                                                  TO BE WELL
                                                                                                                CAPITALIZED UNDER
                                                                                             FOR CAPITAL        PROMPT CORRECTIVE
                                                                                          ADEQUACY PURPOSES:    ACTION PROVISIONS:
                                                                                       ----------------------   -----------------
BANK ONLY                                                               ACTUAL
AS OF DECEMBER 31, 1995:                                          AMOUNT      RATIO      AMOUNT        RATIO       AMOUNT    RATIO
                                                                  ---------  ---------  -----------    -----     ----------- -----
Total Capital (to Risk Weighted Assets)........................  $  57,232      13.55%  $  33,801        8.0%   $  42,251    10.0%
Tier I Capital (to Risk Weighted Assets).......................     51,913      12.29      16,900        4.0       25,351     6.0
Tier I Capital (to Average Assets).............................     51,913       7.48      27,746        4.0       34,683     5.0
As of December 31, 1996:
Total Capital (to Risk Weighted Assets)........................     62,816      13.48      37,291        8.0       46,614    10.0
Tier I Capital (to Risk Weighted Assets).......................     56,951      12.22      18,646        4.0       27,968     6.0
Tier I Capital (to Average Assets).............................     56,951       8.21      27,774        4.0       34,717     5.0

CONSOLIDATED
As of December 31, 1995:

Total Capital (to Risk Weighted Assets)........................  $  64,258      15.02%  $  34,231        8.0%
Tier I Capital (to Risk Weighted Assets).......................     58,873      13.76      17,116        4.0
Tier I Capital (to Average Assets).............................     58,873       8.44      27,891        4.0
As of December 31, 1996:
Total Capital (to Risk Weighted Assets)........................     70,451      14.97      37,645        8.0
Tier I Capital (to Risk Weighted Assets).......................     64,531      13.71      18,822        4.0
Tier I Capital (to Average Assets).............................     64,531       9.21      28,031        4.0

NOTE P--PARENT COMPANY ONLY FINANCIAL INFORMATION
BALANCE SHEETS

                                                           DECEMBER 31,
                                                     -----------------------
                                                        1996         1995
                                                     ---------  ------------

ASSETS
Cash (deposited in Bank)...........................  $   1,823   $    1,745
Securities available for sale......................      1,448        1,463
Other securities...................................        109          109
Investment in subsidiaries:
  Bank.............................................     57,579       52,964
  Other............................................        429          444
Premises...........................................      5,124        4,547
Other assets.......................................        785          773
                                                     ---------  ------------
TOTAL ASSETS.......................................  $  67,297   $   62,045
                                                     ---------  ------------
                                                     ---------  ------------
LIABILITIES
Notes payable:
  Bank subsidiary..................................  $   1,058   $    1,158
  Other............................................        129          171
Other liabilities..................................        945          787
STOCKHOLDERS' EQUITY...............................     65,165       59,929
                                                     ---------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $  67,297   $   62,045
                                                     ---------  ------------
                                                     ---------  ------------
STATEMENTS OF INCOME AND EXPENSE

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
Dividends from Bank..................................................................  $   3,896  $   2,917  $   2,546
Other income.........................................................................        513        474        476
Expenses.............................................................................       (698)      (684)    (1,635)
Income before income taxes and equity in undistributed net income (loss) of
subsidiaries.........................................................................      3,711      2,707      1,387
Income tax benefit...................................................................         64        108        175
                                                                                       ---------  ---------  ---------
                                                                                                                 1,562
Income before equity in undistributed net income (loss)
of subsidiaries......................................................................      3,775      2,815
Equity in undistributed net income (loss):
  Bank subidiary.....................................................................      4,906      4,165      1,767
  Non bank subsidiary................................................................        (15)       (15)       (65)
                                                                                       ---------  ---------  ---------
NET INCOME...........................................................................  $   8,666  $   6,965  $   3,264
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                       -------------------------------

                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
OPERATING ACTIVITIES
Net Income...........................................................................  $   8,666  $   6,965  $   3,264
Adjustments to reconcile net income to net cash provided by operating activities:
  Equity in undistributed net income of subsidiaries.................................     (4,891)    (4,150)    (1,702)
  Provision for depreciation.........................................................        141        145        145
  Realized losses on sales of securities.............................................     --             50
  Other..............................................................................        134       (522)       931
                                                                                       ---------  ---------  ---------
Net cash provided by operating activities............................................      4,050      2,438      2,688
INVESTING ACTIVITIES
Proceeds from sales of securities....................................................                            1,414
Purchase of premises and equipment from subsidiary bank..............................     (2,500)
Sale of premises and equipment to subsidiary bank....................................      1,700
Investment in nonbank subsidiary (1).................................................                             (500)
                                                                                       ---------  ---------  ---------
Net cash provided (used) by investing activities.....................................       (800)                  914
                                                                                       ---------  ---------  ---------
FINANCING ACTIVITIES
Payments on borrowings...............................................................       (100)       (81)    (1,114)
Decrease in due to Bank..............................................................                              (83)
Proceeds from issuance of stock......................................................      1,325      1,334        848
Repurchase of preferred stock........................................................       (123)        (1)      (805)
Repurchase of common stock...........................................................     (1,432)      (116)
Cash dividends.......................................................................     (2,841)    (2,516)    (2,455)
                                                                                       ---------  ---------  ---------
Net cash used by financing activities................................................     (3,171)    (1,380)    (3,609)
                                                                                       ---------  ---------  ---------
INCREASE (DECREASE) IN CASH..........................................................         79      1,058         (7)
CASH, BEGINNING OF YEAR..............................................................      1,745        687        694
                                                                                       ---------  ---------  ---------
CASH, END OF YEAR....................................................................  $   1,824  $   1,745  $     687
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

------------------------

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

NOTE Q--ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for certain financial instruments. Estimated fair values are as of December 31, 1996 and December 31, 1995, respectively, and have been determined using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic condition, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.


                                                                          DECEMBER 31, 1996         DECEMBER 31, 1995
                                                                       ------------------------  ------------------------
                                                                        CARRYING     ESTIMATED    CARRYING     ESTIMATED
(DOLLARS IN MILLIONS)                                                    AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
---------------------------------------------------------------------  -----------  -----------  -----------  -----------
ASSETS
Cash and cash equivalents............................................   $    46.4    $    46.4    $    67.9    $    67.9
Securities...........................................................       179.2        179.6        183.9        184.4
Loans, net...........................................................       438.4        443.1        410.3        420.4
LIABILITIES
Deposits without stated maturities...................................       463.5        463.5        460.0        460.0
Time deposits........................................................       162.3        163.5        171.1        172.4


    The fair value estimates presented above are based on pertinent information available to management as of December 31, 1996 and December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 1996 and therefore, current estimates of fair value may differ significantly from the amounts presented above.

Fair Value Methods and Assumptions Are as Follows:

Cash and Cash Equivalents--The estimated fair value is based on current rates for similar assets.

Securities--The fair value of securities is estimated based on quoted market prices or dealer quotes, or if not available, estimated using quoted market prices for similar securities.

Loans--The fair value of fixed rate loans has been estimated by discounting projected cash flows using current rates for similar loans. For other loans, which reprice frequently to market rates, the carrying amount approximates the estimated fair value. The fair value of nonaccrual loans having a net carrying value of approximately $4,184 and $4,521 in 1996 and 1995, respectively, are not estimated because it was not practical to reasonably assess the timing of the cash flows or the credit adjustment that would be applied in the market-place for such loans. The total amount of loans included has been reduced by the general reserves of $8,458 and $7,531 in 1996 and 1995, respectively.

Deposits Without Stated Maturities--Under the provision of SFAS No. 107, the estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings accounts, NOW accounts, money market and checking accounts, is equal to the amount payable on demand as of December 31, 1996 and December 31, 1995.

    Time Deposits--The fair value of certificates of deposits is based on the discounted value of contractual cash flows. The discount rates used are the rates currently offered for deposits of similar remaining maturities. The excess of the estimated fair value of time deposits over their recorded amounts represents the discounted value of contractual rates over rates currently being offered.

    Financial Instruments with Off-Balance Sheet Risk--As described in Note C, the Company was a party to financial instruments with off-balance sheet risk at December 31, 1996. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 1996 and 1995, respectively, approximates the recorded amounts of the related fees, which are not material. The Company has not engaged in hedge transactions such as interest rate futures contracts or interest rate swaps.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HUDSON CHARTERED BANCORP, INC.
                                ------------------------------
                           BY:  /S/ T. JEFFERSON CUNNINGHAM III
                                CHAIRMAN OF THE BOARD & CEO

                                DATE: MARCH 18, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ T. Jefferson Cunningham III             March 18, 1997
Chairman of the Board & CEO

Principal Financial and
Accounting Officer:

/s/ Paul A. Maisch                          March 18, 1997
Treasurer

Directors:

/s/ Robert M. Bowman                        March 18, 1997
/s/ H. Todd Brinckerhoff                    March 18, 1997
/s/ Edward vK. Cunningham Jr.               March 18, 1997
/s/ T. Jefferson Cunningham III             March 18, 1997
/s/ Warren R. Marcus                        March 18, 1997
/s/ Robert L. Patrick                       March 18, 1997
/s/ Lewis J. Ruge                           March 18, 1997
/s/ John Charles VanWormer                  March 18, 1997
/s/ James R. Williams                       March 18, 1997