Form 10-Q
period 1997-03-31
HUDSON CHARTERED BANCORP INC
filed 1997-05-13
CIK 776848

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 1997
                                    --------------

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________  to _________

Commission file number 0-17848
                       -------

                        HUDSON CHARTERED BANCORP, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)

          New York                                 14-1668718
-------------------------------                 ------------------
(State or other jurisdiction of                  (I.R.S. Employer)
 incorporation or organization)                 Identification No.)

PO Box 310, Route 55, Lagrangeville, NY                 12540
-------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

(914)471-1711
-------------
(Registrant`s telephone number, including area code)


----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

4,740,133 shares of Common Stock outstanding, par value $.80 per share, at April 30, 1997.

HUDSON CHARTERED BANCORP, INC. & SUBSIDIARIES

INDEX


                                                         Page Reference
                                                         --------------
PART I
Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets                    1

         Condensed Consolidated Statements
         of Income & Expense                                      2

         Condensed Consolidated Statements
         of Cash Flows                                            3

         Condensed Consolidated Statement
         of Changes in Stockholders' Equity                       4

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                     5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations           11


PART II  Other Information

Item 4 - Submission of matters to a vote of security holders     25


PART IV  Item 6(a)  Exhibits                                     25

         Signatures                                              26

Part 1
Item 1: Financial information

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES                        Form 10-Q
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

                                                   March 31,       December 31,
                                                      1997             1996
                                                  -----------------------------
ASSETS
Cash and due from banks                          $      34,358    $      35,059
Federal funds sold                                      12,100           11,350
                                                    ----------       ----------
Total cash and cash equivalents                         46,458           46,409

Securities
 Available for sale                                    167,889          162,915
 Held to maturity                                       13,373           13,568
 Regulatory securities                                   2,755            2,755

Loans held for sale                                        134              168

Loans (see notes)

   Gross loans                                         451,064          451,751
Allowance for loan losses                               (9,452)          (9,302)
                                                    ----------       ----------
   Net loans                                           441,612          442,449

Premises and equipment, net                             16,277           16,249
Accrued income                                           5,729            5,191
Other assets                                             8,404            7,171
                                                    ----------       ----------
TOTAL ASSETS                                     $     702,631    $     696,875
                                                    ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (see notes)
 Non-Interest bearing                            $     134,848    $     142,256
 Interest bearing                                      496,407          483,570
                                                    ----------       ----------
Total deposits                                         631,255          625,826

Notes payable                                            1,843            1,854
Other liabilities                                        4,222            4,030
                                                    ----------       ----------
   TOTAL LIABILITIES                                   637,320          631,710

STOCKHOLDERS' EQUITY (see notes)
Common stock                                             3,871            3,854
Common paid-in capital                                  41,226           40,863
Retained earnings                                       23,057           21,830
Net unrealized securities (losses) gains                  (448)             296
Employee stock ownership plan                             (118)            (129)
Treasury stock                                          (2,277)          (1,549)
                                                    ----------       ----------
   TOTAL STOCKHOLDERS' EQUITY                           65,311           65,165
                                                    ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     702,631    $     696,875
                                                    ==========       ==========

See notes to condensed consolidated financial statements.

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(dollars in thousands, except per share data)
(Unaudited)

                                                   Three         Three
                                                Months Ended  Months Ended
                                                   3/31/97       3/31/96
                                                ------------  ------------
Interest income:
 Loans, including fees                                $9,951        $9,746
 Federal funds sold                                      180           418
 Taxable securities                                    1,818         2,015
 Tax-exempt securities                                   743           524
                                                     -------       -------
Total interest income                                 12,692        12,703

Interest expense                                       4,965         5,165
                                                     -------       -------
Net interest income                                    7,727         7,538

Provision for loan loss                                  700           600
                                                     -------       -------
Net interest income
 after provision for loan losses                       7,027         6,938
                                                     -------       -------
Noninterest income:
 Service charges and fees                              1,020         1,010
 Trust earnings                                          163           164
 Gains on sales of securities, net                         9            73
 Gains on sales of loans, net                             24            56
 Other income                                            361           242
                                                     -------       -------
Total noninterest income                               1,577         1,545
                                                     -------       -------
GROSS OPERATING INCOME                                 8,604         8,483
                                                     -------       -------
Noninterest expense:
 Salaries and employee benefits                        3,020         2,987
 Net occupancy and equipment expense                   1,069         1,008
 FDIC insurance                                           21             7
 Stationary & supplies                                   113           151
 Telephone                                               130            83
 Other real estate owned                                  36            26
 Other expenses                                        1,027         1,127
                                                     -------       -------
Total noninterest expense                              5,416         5,389
                                                     -------       -------

Income before income taxes                             3,188         3,094

 Income taxes                                          1,049         1,081
                                                     -------       -------
Net income                                            $2,139        $2,013
                                                     =======       =======

Weighted average common shares outstanding:

Primary                                            4,892,000     4,386,000
Fully diluted                                      4,892,000     4,831,000

Per common share data:
Primary earnings                                  $     0.44    $     0.44
Fully diluted earnings                                  0.44          0.42

Cash dividends declared                                 0.18          0.16
Book value outstanding
at period end                                         $13.80        $12.85

See notes to condensed consolidated financial statements.

     HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES                   FORM 10-Q
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (dollars in thousands)
     (Unaudited)

                                                                                      Three
                                                                                     Months Ended
                                                                                   3/31/97           3/31/96
       OPERATING ACTIVITIES                                                  -----------------------------------
        Net income                                                          $         2,139 $          2,013
        Adjustments to reconcile net income to net
         cash provided by operating activities:
        Provision for loan losses                                                       700              600
        Depreciation and amortization                                                   365              455
        Amortization of security premiums and
         accretion of discounts                                                          53               88
        Amortization of core deposit intangible                                          29               33
        Realized gains on sales of securities and loans                                 (33)            (129)
        Deferred income tax benefits                                                   (112)            (112)
        (Increase) decrease in other assets                                          (1,150)             967
        Increase in other liabilities                                                   116              260
                                                                                   --------         --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                     2,107            4,175
                                                                                   --------         --------
       INVESTING ACTIVITIES
        Proceeds from sales of securities
         available for sale                                                           9,022            3,141
        Proceeds from maturities of securities available for sale                     3,949            9,846
        Proceeds from maturities of securities held to maturity                       1,478            1,887
        Purchases of securities available for sale                                  (19,240)         (16,493)
        Purchases of securities held to maturity                                     (1,314)          (1,489)
        Sales of loans                                                                  965            2,826
        Net increase in loans                                                          (770)         (10,576)
        Purchases of premises and equipment                                            (393)             (90)
        Proceeds from sale of OREO                                                        0              155
                                                                                   --------         --------
        NET CASH USED BY INVESTING ACTIVITIES                                        (6,303)         (10,793)
                                                                                   --------         --------
       FINANCING ACTIVITIES
        Net increase  in deposit accounts                                             5,429            3,352
        Proceeds from issuance of stock                                                 319              214
        Repurchase of common stock                                                     (728)             (94)
        Cash dividends- preferred                                                         0              (86)
        Cash dividends- common                                                         (775)            (578)
                                                                                   --------         --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                                     4,245            2,808
                                                                                   --------         --------

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 49           (3,810)

        CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               46,409           67,853
                                                                                   --------         --------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $        46,458 $         64,043
                                                                                   ========         ========

       CASH PAID FOR:
        Interest                                                            $         5,025 $          6,025
        Taxes                                                                           240               58

       NON-CASH ITEMS
        Transfer from loans to OREO                                         $           327 $             56
        Net change in unrealized gains (losses) recorded
         on securities available for sale                                            (1,282)          (1,016)
        Change in deferred taxes on net unrealized (gains)
         losses recorded on securities available for sale                               538              527
        Conversion of Preferred Series B stock into common shares                                        783

See notes to condensed consolidated financial statements.

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER EQUITY
(dollars in thousands, except per share data)
(unaudited)


                                                                                      Additional                  Net Unrealized
                                                                         Common       Paid-in       Retained      Gains(losses)
                                                                         Stock        Capital       Earnings      on Securities
Balance January 1, 1997                                                  $3,854       $40,863        $21,830          $296

Net income                                                                                             2,139
Cash dividends declared on common stock ($0.18 per share)                                               (851)
Dividend reinvestment and stock purchase plan - 7,017 shares                  5           176
Options exercised - 15,532 shares                                            12           187
Issuance of treasury stock - 22,605 shares                                                               (61)
Purchase of treasury stock - 29,408 shares
Payments on ESOP borrowings
Net unrealized loss on securities                                                                                     (744)

                                                                     --------------------------------------------------------------
Balance March 31, 1997                                                    $3,871       $41,226        $23,057         ($448)
                                                                     ===============================================================


                                                                               Treasury
                                                                                 Stock           ESOP        Total

Balance January 1, 1997                                                        ($1,549)         ($129)      $65,165

Net income                                                                                                    2,139
Cash dividends declared on common stock ($0.18 per share)                                                      (851)
Dividend reinvestment and stock purchase plan - 7,017 shares                                                    181
Options exercised - 15,532 shares                                                                               199
Issuance of treasury stock - 22,605 shares                                          61
Purchase of treasury stock - 29,408 shares                                        (789)                        (789)
Payments on ESOP borrowings                                                                        1             11
Net unrealized loss on securities                                                                              (744)

                                                                     ---------------------------------------------------------------
Balance March 31, 1997                                                         ($2,277)         ($118)      $65,311
                                                                     ===============================================================


FORM 10-Q

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation
---------------------

As permitted by the Securities and Exchange Commission, the accompanying unaudited and condensed consolidated financial statements and notes have been condensed and, therefore, do not contain all disclosures required by generally accepted accounting principles. (See the notes to the financial statements for the year ended December 31, 1996.)

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of March 31, 1997 and the consolidated results of operations for the three month period ended March 31, 1997 and 1996 and the consolidated cash flows for the three month periods ended March 31, 1997 and 1996.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Material intercompany items and transactions have been eliminated in consolidation.

Forward-Looking Statements
--------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for the remainder of 1997 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements; pricing pressures on loan and deposit products; actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; other normal business risks such as credit losses, litigation, etc.; and the extent and timing of legislative and regulatory actions and reform.

The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events of circumstances.

Earnings Per Share
------------------

On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS" No. 128), Earnings per Share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Restatement of all prior-period earnings per share "("EPS") data presented is required.

SFAS No. 128 establishes standards for computing and presenting "Basic" and "Diluted" EPS. SFAS No. 128 states that "Basic EPS" excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period; "Diluted EPS" reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. "Basic EPS", replaces the presentation of "Primary EPS", while, "Diluted EPS" is computed similarly to "Fully Diluted EPS" pursuant to APB Opinion No. 15 (APB 15).

On a pro forma basis, the effect of this statement will be to report earnings per share as follows:

Earnings per share as reported (per APB 15):

                                                                           Three months ended
                                                                           ------------------
                                                                  March 31, 1997           March 31, 1996
                                                                  --------------           --------------
Primary earnings per share                                                 $0.44                    $0.44
Fully diluted earnings per share                                            0.44                     0.42

Pro forma earnings per share (per SFAS No. 128):


                                                                           Three months ended
                                                                           ------------------
                                                                  March 31, 1997           March 31, 1996
                                                                  --------------           --------------
Basic earnings per share                                                   $0.45                    $0.45
Diluted earnings per share                                                  0.44                     0.42


Transfers and Servicing of Financial Assets
-------------------------------------------

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions (relating to the accounting for secured borrowings and collateral and the accounting for transfers and servicing of repurchase agreements, dollar rolls, securities lending and similar transactions) which have been deferred until January 1, 1998 in accordance with SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of these standards did not have a material impact on the Bank's consolidated financial statements.

Loans
-----

Major classifications of loans (excluding loans held for sale) are summarized below (in thousands):


                                                           At March 31, 1997                  At December 31, 1996
                                                           -----------------                  --------------------
Commercial and industrial                                            $74,209                               $71,887
Consumer installment                                                  82,597                                80,998
Real estate - construction                                            12,303                                12,227
Real estate - mortgage                                               275,819                               280,425
Other loans                                                            6,270                                 6,214
                                                                    --------                              --------
Total                                                               $451,198                              $451,751
                                                                    ========                              ========

Deposits
--------
Major classifications of deposits are summarized below (in thousands):

                                                           At March 31, 1997                  At December 31, 1996
                                                           -----------------                  --------------------
Demand deposits                                                     $134,848                              $142,256
NOW accounts                                                          50,316                                47,304
Money market deposit account                                          68,436                                63,871
Savings accounts                                                     214,354                               210,130
Time deposits under $100,000                                         125,939                               121,762
Time deposits over $100,000                                           37,362                                40,503
                                                                     -------                               -------
Total                                                               $631,255                              $625,826
                                                                    ========                              ========

Securities
----------

Securities consist of the following (in thousands):

                                            At March 31, 1997                       At December 31, 1996
                                  --------------------------------------    --------------------------------------
                                   Carrying     Amortized      Fair          Carrying     Amortized      Fair
                                    Amount        Cost         Value          Amount        Cost         Value
                                  --------------------------------------    --------------------------------------
US Treasury:
  Available for Sale                $58,378      $58,802      $58,378         $54,780      $54,716      $54,780

US Gov't Agencies:
  Available for Sale                 21,466       21,353       21,466          29,032       28,858       29,032

Obligations of States and
Political Subdivisions:
  Available for Sale                 59,598       60,036       59,598          54,574       54,247       54,574
  Held to Maturity                   13,298       13,298       13,538          13,543       13,543       13,879
Other Securities:
  Available for Sale                 28,447       28,480       28,447          24,529       24,594       24,529
  Held to Maturity                       75           75           75              25           25           25
  Regulatory Securities               2,755        2,755        2,755           2,755        2,755        2,755
                                  --------------------------------------------------------------------------------
Total Securities                   $184,017     $184,799     $184,257        $179,238     $178,738     $179,574
                                  ================================================================================

Total Available for Sale           $167,889     $168,671     $167,889        $162,915     $162,415     $162,915
Total Held to Maturity               13,373       13,373       13,613          13,568       13,568       13,904
Regulatory Securities                 2,755        2,755        2,755           2,755        2,755        2,755
                                  --------------------------------------------------------------------------------
Total Securities                   $184,017     $184,799     $184,257        $179,238     $178,738     $179,574
                                  ================================================================================

At March 31, 1997 the net unrealized loss on Securities Available for Sale (net of tax effect of $334,000) that was included as a separate component of stockholders' equity was $(448,000).

Earnings per common share (1996 Data adjusted for 10% stock dividend)
-------------------------

Primary earnings per common share is computed as follows (in thousands, except per share data):

                                                                                  Three months ended
                                                                                  March 31, 1997
                                                                                  ----------------------
                                                                                     1997           1996
                                                                                     ----           ----
   Weighted average common shares outstanding                                       4,735          4,308
   Net effect of dilutive stock options (at average market price)
                                                                                      157             78
                                                                                    -----          -----
   Total "primary" shares                                                           4,892          4,386
                                                                                    =====          =====
   Net income                                                                      $2,139         $2,013
   Less preferred stock dividends declared                                              0            104
                                                                                   ------         ------
   Net income applicable to common stock                                           $2,139         $1,942
                                                                                   ======         ======
   "Primary" earnings per common share                                             $ 0.44         $ 0.44
                                                                                   ======         ======

   Fully diluted earnings per common share is computed as follows (in thousands, except per share data):

                                                                                  Three months ended
                                                                                  March 31, 1997
                                                                                  ----------------------
                                                                                     1997           1996
                                                                                     ----           ----

   Weighted average common shares outstanding                                       4,735          4,308

   Net effect of dilutive stock options (at the
   greater of average or period end market price)                                     157            103

   Assumed conversion of Series B, preferred stock
                                                                                      0              419
                                                                                   ------         ------
   Total "fully diluted" shares                                                     4,892          4,830
                                                                                   ======         ======
   Net income applicable to common stock                                           $2,139         $2,013
                                                                                   ======         ======
   "Fully diluted" earnings per common share                                        $0.44          $0.42
                                                                                   ======         ======

Stockholders' Equity
--------------------

Authorized common stock, $.80 par value, is 20,000,000 shares. Issued and outstanding shares at March 31, 1997 compared to December 31, 1996, were 4,731,812 and 4,308,029, respectively. The Company paid a 10% stock dividend in January 1997, which increased common shares outstanding by 430,802 shares.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

The Company's financial condition on March 31, 1997 reflected total assets of $702.1 million or an increase of $5.2 million or .75% over total assets at December 31, 1996. Net loans decreased some $.7 million or 1.6% to $451.2 million at March 31, 1996. Cash and cash equivalents remained virtually unchanged at $46.4 million at December 31, 1996 vs. $46.5 million at March 31, 1997. Other assets increased by $.8 million. Aggregate securities investments were $184.5 million at March 31, 1997, an increase of $5.2 million or 2.9% from the level at December 31, 1996, funded by the $5.4 million increase in deposits.

During the first quarter of 1997, the Bank wrote new loan originations of $27.7 million. However, normal amortization, prepayments and sales of loans into the secondary market outpaced this by approximately $700,000 resulting in a slight decline in loans outstanding at March 31, 1997 compared to December 31, 1996. The net decline arose solely in real estate mortgage loans which fell $4.5 million (which includes a $3.5 million payoff of a loan to one borrower). Such real estate loans were $288.1 million at March 31, 1997 vs. $292.6 at December 31, 1996. Commercial loans increased $2.3 million or 3.2% to $74.2 million, and consumer installment, and other loans increased $1.6 million or 2% to $88.9 million at March 31, 1997.

Period end total deposits increased $5.4 million or .9% in the first three months of 1997 to $631.3 million. Of this amount, total Public (Municipal) Funds increased $9.3 million or 19.1% to $58 million and total non-public funds decreased $3.9 million or .7% to $573.3 million, which movement reflects, in large measure, seasonal municipal and town tax collection patterns. The decrease in period end nonpublic funds of $3.9 million is principally attributable to the usual first quarter decline historically experienced by the Bank in the demand deposit category.

[In fact, average demand deposits for the three months ended March 31, 1997 were
          -------
$134.0 million compared to $128.8 million for the same period in 1996; an increase of $5.2 million.] Further management believes the decline in NOW accounts compared to December 31, 1996, represents a continued migration of these balances to higher interest products (time and savings accounts). These declines were somewhat offset by an increase in savings accounts (principally the Bank's Merit product) due to promotions in the first quarter of 1997, and the new Orange County, N.Y. branches. However, the impact of such deposit migration on the Company's overall average cost of funds is mitigated by the relatively high level of the Company's demand deposit base. The following tables summarize the net changes in public (municipal) fund and non-public fund deposits from December 31, 1996 to March 31, 1997 (in thousands):


Public Funds
                                                                                        Percent
                                                                                         Change
                                    Balance        Balance              Net               over
                                   12/31/96        3/31/97             Change            Y/E`96
                                -------------------------------------------------------------------
Demand accounts                      $2,239         $3,068              $829             37.0%
NOW accounts                         10,296         14,086             3,790             36.8
Money market accounts                11,136         15,374             4,238             38.1
Savings accounts                      3,046          3,271               225              7.4
Time deposits                        21,929         22,156               227              1.0
                                -------------------------------------------------------------------
Total public deposits               $48,646        $57,955            $9,309             19.1%
                                ===================================================================

Non Public Funds
                                                                                             Percent
                                                                                             Change
                                         Balance            Balance         Net               over
                                        12/31/96            3/31/97       Change             Y/E`96
                                   ------------------------------------------------------------------
Demand accounts                         $140,017           $131,780       $(8,237)           (5.9)%
NOW accounts                              37,008             36,230          (778)           (2.1)
Money market accounts                     52,735             53,062           327              .6
Savings accounts                         207,084            211,083         3,999             1.9
Time deposits                            140,336            141,145           809              .6
                                   ------------------------------------------------------------------
Total non public deposits               $577,180           $573,300       $(3,880)            (.7)%
                                   ==================================================================


    Total stockholders' equity showed an increase of $146,000 or .2%. This increase arises from net income of $2,139,000, for the three months ended March 31, 1997 and additional common stock of $380,000 issued through the dividend reinvestment plan and the exercise of stock options, partially offset by dividends declared of $851,000, purchases of treasury stock of $728,000, and a decline of $744,000 (after tax) in the unrealized market value of investment securities held as "available for sale" due to movement in market rates.


    Results of Operations
    ---------------------
    Interest income as reported, for the tree months ended March 31,1997, compared to the same period in 1996, decreased $11,000 while interest expense decreased by $200,000. Ghis resulted in an increase in net interest income of $189,000. Provision for loan losses increased by $100,000. Total non-interest expenses decreased by $27,000. Net income increased by $126,000 or 6.3%. Fully diluted earnings per share increased $.02 to $.44 for the three months of 1997 vs. 1996.

Net income and earnings per common share data is presented in the following table:

                                                           Three months ended
                                                         3/31/97       3/31/96
                                                         -------       -------
 Net income (in thousands)                                $2,139       $2,013
 Per common share:
 Primary earnings                                          $0.44        $0.42
 Fully diluted earnings                                    $0.44        $0.44


The Company's return on assets, return on equity and return on common equity for the three months ended March 31, 1997 and 1996, are detailed in the table below:


                                                           Three months ended
                                                         3/31/97          3/31/96
                                                         -------          -------
 Return on assets                                         1.23%            1.17%
 Return on total stockholders' equity                    13.11            13.35
 Return on common equity                                 13.11            14.10

Interest income
---------------

On a tax equivalent basis, gross interest income increased by $101,000 or .8% for the three months ended March 31, 1997 compared to the same period in 1996. Total interest expense decreased by $200,000 or 3.9% for the three months period ended March 31, 1997 as compared to the three months ended March 31, 1996. For the first three months of 1997, the Company experienced a net increase in average earning assets compared to the same period of 1996 of $9.1 million. Average loans increased by $24.2 million.

Loan growth was principally funded by an decrease in average securities and Fed funds sold of $15.1 million for the three month period ended 1997 compared to 1996, and the increase in average shareholders' equity.

The table below sets forth the consolidated average balance sheets for the Company for the periods included. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities.


                                                               Three Months Ended March 31,
                                                     1997                                         1996
                                                     ----                                         ----
                                      Average                         Yield/          Average                        Yield/
                                      Balance      Interest             Cost          Balance        Interest          Cost
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:

Loans (1)                            $449,884        $9,951            8.85%         $425,707          $9,746         9.16%

Taxable Securities                    120,859         1,818            6.02%          133,568           2,015         6.03%
Tax-exempt Securities (2)              60,706         1,117            7.36%           44,899             786         7.00%

Fed Funds Sold                         13,615           180            5.29%           31,830             418         5.25%
                                     --------        ------                          --------             ---
Total Interest Earning Assets         645,064        13,066            8.10%          636,004          12,965         8.15%

Cash & Due from Banks                  32,417                                          30,866

Premises & Equipment                   16,347                                          16,918

Other Assets                           12,524                                          14,121
Allowance for Loan Losses              (9,406)                                         (8,885)
                                     --------                                         -------

Total Assets                         $696,946                                        $689,024
                                     ========                                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-Bearing Liabilities:

Savings Deposits                     $209,436        $2,072            3.96%         $206,834          $2,049         3.96%

NOW Accounts                           49,676           147            1.18%           49,623             153         1.23%

Money Market Accounts                  67,673           576            3.40%           70,006             585         3.34%

Time Deposits                         163,238         2,144            5.25%          167,122           2,351         5.63%

Borrowed Funds                          1,848            26            5.63%            1,891              27         5.71%
                                     --------        ------                          --------             ---
Total Interest-Bearing Liabilities    491,871         4,965            4.04%          495,476           5,165         4.17%

Noninterest-Bearing Liabilities:

Demand Deposits                       133,963                                         128,751

Other                                   5,873                                           4,465
                                     --------                                        --------

Total Noninterest-Bearing Liabilities 139,836                          3.14%          133,216                         3.29%

Stockholders' Equity                   65,239                                          60,332
                                     --------                                        --------
Total Liabilities and
Stockholders' Equity                 $696,946                                        $689,024
                                     ========                                        ========

Net interest Margin                                   8,101            5.02%                            7,800         4.90%

Ratio of Average
Interest-Earning Assets to
Average Interest-Bearing

Liabilities                           131.14%                                         128.36%

Less Tax Equivalent Adjustments                        (374)                                             (262)
                                                     ------                                          --------

Net Interest Income                                  $7,727            4.79%                           $7,538         4.74%
                                                     ======                                            ======         =====

(1) Average Balances include non-accrual loans.
(2) Tax Equivalent Yields on tax-exempt securities based on a Federal tax rate of 34%.

The following table reflects the effects of changes in volumes and interest rates for each of the same categories on a tax equivalent basis:

Rate/Volume Analysis (in thousands)


                                                                    Three Months Ended March 31,
                                                                           1997 vs. 1996
                                                  -----------------------------------------------------------------
                                                                     Increase (Decrease) due to
                                                  -----------------------------------------------------------------
                                                     Volume                      Rate                       Net
                                                     ------                      ----                       ---
Interest Income:
Loans                                                   $ 535                      $(330)                     $205
Taxable investment securities                            (191)                        (6)                     (197)
Tax-exempt investment securities                          291                         40                       331
Federal funds sold                                       (241)                         3                      (238)
                                                  ------------              -------------              ------------
Total interest income                                     394                       (293)                      101
Interest expense:
         Savings deposits                                  26                         (3)                       23
         NOW/accounts                                                                 (6)                       (6)
         Money market accounts                            (20)                        11                        (9)
         Time Deposits                                    (51)                      (156)                     (207)
         Borrowed funds                                    (1)                                                  (1)
                                                  ------------              -------------              ------------
Total interest expense                                    (46)                      (154)                     (200)
                                                  ------------              -------------              ------------
Net interest margin                                       440                       (139)                      301
         Less tax equivalent affect                       (98)                       (14)                     (112)
                                                  ------------              -------------              ------------
Net interest income                                      $342                      $(153)                     $189
                                                  ============              =============              ============

Average yields on interest earning assets decreased .05 to 8.10% for the three months ended March 31, 1997 vs. 1996, as a result of lower yields earned on loans during the quarter, primarily due to a lower average prime rate during the first quarter of 1997, compared to the first quarter of 1996. The average cost of interest-bearing liabilities decreased .13 to 4.04% in the same period, primarily due to $17 million of promotional certificates of deposit which matured in the second quarter of 1996. Net interest margin on a tax equivalent basis increased from 4.90% to 5.02% for the three months ended March 31, 1997 compared to the same period in 1996. Overall, variances due to changes in rates produced a $153,000 decrease in net interest income in the first quarter of 1997 compared to the same period in 1996, while variance due to changes in volume (principally due to an increase in average earning assets of $9.1 million) contributed an increase of $342,000 in net interest income.

The net effect was that net interest income before provisions for loan losses increased to $7.7 million for the three months ended March 31, 1997 compared to $7.5 million for the comparable period in 1996, or an increase of $.2 million (2.5%).

Provision for loan losses and credit quality
--------------------------------------------

The loan loss provision for the three month period ended March 31, 1997 was $700,000 compared to $600,000 for the comparable period in 1996, a 16.7% increase. Total net charge-offs for the three months of 1997 were $550,000, compared to $589,000 for the same period in 1996. The ratio of net chargeoffs to average loans, on an annualized basis, decreased to .49% in the first three months of 1997 vs. .53% for the full year of 1996.

Nonperforming assets remained constant at $6.1 million at March 31, 1997 compared to December 31, 1996. While there was turnover in the Company's OREO portfolio, OREO balances outstanding of $1.0 million showed an increase of $358,000 at March 31, 1997 from year end 1996, and non-performing loans decreased by some $392,000, from $5.5 million to $5.1 million. The change in nonperforming loans is attributable to a $606,000 decrease in nonperforming construction/land development and real estate loans, and a $108,000 decline in consumer loans, offset by a $322,000 increase in nonperforming commercial and industrial loans. The Company's ratio of loan loss allowance to non-performing loans stood at 187% at March 31, 1997 compared to 169% at year-end 1996, and the allowance represented 2.09% of loans vs. 2.06% at the end of 1996. The period-end ratio of non-performing assets to total assets was relatively unchanged at .86% at March 31, 1997 vs. .88% at December 31, 1996.

These nonperforming assets represent 119 loans or properties of which on1y 17 have balances in excess of $100,000, and no loan has a balance greater than $350,000. Of the total nonperforming assets, 30.8% is secured by residential property, 36.2% secured by commercial property, and 33% by other assets or unsecured.

Provisions for loan losses are based on management's assessment of risk of loss inherent in the loan portfolio and as such reflect both trends in local economic conditions and the categorization of the credit quality of individual loans. Such assessment is ongoing, and may not directly reflect the charge-offs taken in any accounting period, although the trend in charge-offs is an important element in the evaluation of the adequacy of the allowance for loan losses. Provisioning policy during the recent years has resulted in a ratio of allowance for loan losses to total loans of approximately 2.0%. The ratio of the allowance for loan losses to total nonperforming loans does not reflect collateral values, although 67% of all of the Bank's nonperforming assets are collateralized by real estate.

Management believes that the allowance for loan losses is adequate to cover the risk of loss inherent in the portfolio but no assurance can be given that the current apparent economic stabilization of the Company's overall market area will not be unsettled by future events. Any such developments would be expected to adversely effect the financial performance of the Company.

The table below summarizes the Company's loan loss experience for the periods indicated:


                                      For the three months           For the year
                                      ended March 31,                ended December 31,
                                            1997         1996             1996       1995         1994
                                      ------------------------       ----------------------------------
Balance at beginning of period            $9,302       $8,770           $8,770     $8,326       $7,322
Chargeoffs:
Commercial & industrial                      404          208              889        411          350
Consumer installment & other                 143          123              554        593          292
Real estate mortgage                          68          342            1,289      1,164        1,059
                                      ------------------------       ----------------------------------
Total charge-offs                            615          673            2,732      2,168        1,701
Recoveries:
Commercial                                     6            3               89         75           63
Installment                                    5           54              130        193          153
Real estate                                   54           27              195         44           20
                                      ------------------------       ----------------------------------
Total recoveries                              65           84              414        312          236
                                      ------------------------       ----------------------------------
Net charge-offs                            (550)        (589)          (2,318)    (1,856)      (1,465)
Provision for Loan Losses                    700          600            2,850      2,300        2,400
Transfers, other *                                                                                  69
                                      ------------------------       ----------------------------------
Balance at end of period                  $9,452       $8,781           $9,302     $8,770       $8,326
                                      ========================       ==================================
Ratio of net charge-offs to average
loans outstanding during the period
(annualized)                                .49%        .55%            .53%         .43%         .37%
Allowance for loan losses as a
percent of period-end loans                2.09%       2.05%           2.06%        2.08%        1.93%
Allowance as a percent of
non-performing loans                        187%        143%            169%         166%         163%
Nonperforming loans and OREO
to total loans and OREO                    1.35%       1.53%           1.36%        1.53%        1.45%


* An adjustment of $69,000 was transferred to the allowance for loan losses as a result of the aquisition of loans of the First National Bank of Amenia .

The table below summarizes the Comany's nonperforming assets and restructured loans at the dates indicated (dollars in thousands):

                                               at March 31,                           at December 31,
                                            1997          1996                1996         1995          1994
                                        ----------------------------       ----------------------------------------
Nonaccrual loans: (1)
Real estate mortgage                          $2,720         $4,043             $3,503       $3,246         $3,866
Commercial & Industrial                          997          1,043                712        1,013            200
Consumer & other                                 196            105                313          148             39
                                        ----------------------------       ----------------------------------------
Total nonaccrual loans                         3,913          5,191              4,528        4,407          4,105
Loans 90 days or more past due and
still accruing:
Real estate mortgage                             310             98                216           28            620
Commercial & industrial                          264            104                193          476             84
Consumer & other                                  31             84                 22           18            191
                                        ----------------------------       ----------------------------------------
Total 90 days past due accruing
                                                 605            286                431          522            895
Restructured - real   estate                     532            235                534          349            119
                                        ----------------------------       ----------------------------------------
Total non-performing and restructured
loans                                          5,050          5,712              5,493        5,278          5,119
Percent of total loans                         1.13%          1.28%              1.22%        1.23%          1.18%
Other real estate owned                        1,011          1,120                653        1,196          1,150
                                        ----------------------------       ----------------------------------------
Total non-performing assets                   $6,061         $6,832             $6,146       $6,474         $6,269
                                        ============================       ========================================
Nonperforming assets as a percent of
total assets                                    .86%           .97%               .88%         .93%           .97%
                                        ============================       ========================================

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

       Other real estate owned totals $1,011,000 at March 31, 1997 and includes fourteen properties acquired through foreclosure: two parcels of land, nine residences, and two non-farm nonresidential properties. Of this amount, there are contracts currently in place for sales totaling approximately $347,000. Management believes that the carrying values of such properties adequately reflect the risk of loss in their orderly disposal.

       At March 31, 1997, the Company had approximately $10.7 million in loans requiring special attention (substandard), in addition to the nonperforming loans and other nonperforming assets noted above. Such loans are being monitored so that if present concerns about the borrowers ability to comply with repayment terms becomes evident, management will be able to quickly assess impairment. Approximately 70% of all such loans are collateralized by real estate. Further deterioration in such borrowers' financial position may result in classifying them as nonperforming assets. The following table summarizes impaired loans for the periods indicated (in thousands):

                                                      March 31, 1997   December 31, 1996
                                                      --------------   -----------------
       Impaired loans with allowance established
       ($780,000 and $844,000, respectively)              $3,631,000          $3,202,000

       Impaired loans with a writedown
       ($1,094,000 and $1,197,000 respectively)            1,419,000           1,750,000
                                                          ----------          ----------

       Total                                              $5,050,000          $4,952,000
                                                          ==========          ==========
       Average amount of impaired loans
       for the period                                     $5,001,000          $4,682,000
                                                          ==========          ==========

       The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans (dollars in thousands):

                       March 31,             March 31,                                  December 31,
                         1997                  1996                  1996                  1995                  1994
                         ----                  ----                  ----                  ----                  ----
Balance at end                # of                  # of                  # of                   # of                  # of
of period          Amount     total      Amount     total      Amount     total      Amount      total     Amount      total
applicable to:                loans                 loans                 loans                  loans                 loans
---------------------------------------------------------------------------------------------------------------------------------
Commercial &
industrial        $ 2,571     16.45%    $ 2,376     17.28%    $ 2,476      15.9%     $ 2,355      16.6%    $ 2,010     22.10%

Consumer & other    1,993     19.70       1,466     15.51%      1,702      19.9%       1,400      16.1%      1,363     12.20%

Real estate -
construction                   2.73                  2.10%                  2.7%                   3.1%                 1.50%

Real estate -
mortgage            3,871     61.12       4,151     64.11       3,985      62.1%       4,247      64.2%      4,100     64.20%

Unallocated         1,017                   788                 1,139                    768                   853
              -----------------------------------------------------------------------------------------------------------------
Total             $ 9,452    100.00%    $ 8,781    100.00%    $ 9,302    100.00%     $ 8,770    100.00%    $ 8,326    100.00%
              =================================================================================================================

Noninterest Income
------------------

Noninterest income increased $32,000 in the first three months of 1997 to $1,577,000 compared to the same period of 1996. Net gains on sales of loans declined $32,000, and net gains on sales of available for sale securities declined by $62,000, and merchant processing income was eliminated due to the sale of the merchant processing portfolio in the last quarter of 1996. These declines were offset by an increase in other noninterest income to $119,000 (primarily annuity sales commissions)

Other Expenses
--------------

In total all other expenses were up slightly by $27,000 or .5% to $5,416,000 for the first three months of 1997 compared to the same period of 1996.

Salaries and employee benefits increased $33,000 in the first three months of 1997 compared to 1996, mainly due to the personnel costs associated with the Bank's new Orange County branches ($120,000), and other increases in compensation related to new hires and normal salary increases ($180,000). Such increases were substantially offset by a change in the recorded amount of salary and benefit expenses related to stock appreciation rights' of $150,000. In the first quarter of 1997, all officers who had stock appreciation rights in tandem with options, waived such rights, but retained the rights to the related underlying stock options. As such, the Company recorded a one-time recovery of $120,000.

Occupancy and equipment expense showed an increase of $61,000 over the same period in 1996, again mainly due to the Bank's expansion into Orange County. Telephone expense shows an increase due mainly to a refund of $24,000 received in 1996. Other real estate owned expense increased $10,000 to $36,000 for the three months ended March 31, 1997 as a result of additional OREO properties carried in 1997 vs. 1996. These increases in expenses were partially offset by a decrease in supply expense of $38,000 to $113,000 for the three months ended March 31, 1997 vs. 1996. Insurance expense also declined $30,000 for the first three months of 1997 as compared to 1996 due to the rebidding of the Bank's insurances in the second half of 1996.

Income tax expense decreased $32,000, or 3%, as a result of the Company's increased investment in tax exempt securities. The Company's effective tax rate was 32.9% and 34.9% for the three months ended March 31, 1997 and 1996, respectively.

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

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of March 31, 1997 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. As shown in the chart below, at March 31, 1997, assuming no management action, the Company's near-term interest rate risk is to a declining rate environment over the next three months of 1997. Approximately 3.3% of the Company's interest rate sensitivity is related to changes in short term interest rates, particularly the prime rate. Thus, net interest revenue would be expected to be adversely affected by a decline in interest rates below the rates embedded in the current yield curve. However, interest rate risk exposure in the one year time frame is to a rising rate scenario, principally due to a higher level of fixed-rate liabilities relative to assets that would reprice in that time frame. This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements nor management actions that may be taken to manage this risk.


Maturity Repricing                                                                       Greater
 Date (1)(2)                                                    Total       One yr.       than
                                  3 months        4 months      within       to 5         five
                                    or less      to one yr.     one yr.      yrs.          yrs.         Total
                                 -------------------------------------------------------------------------------
Securities (3)                       $37,858       $30,568      $68,426     $80,953     $34,638        $184,017

Fed Funds                             12,100                     12,100                                  12,100

Commercial loans (3)                  76,837         5,319       82,156      13,813         643          96,612

Consumer loans (3)                    33,673        19,706       53,379      70,198       2,448         126,025

Mortgage loans (3)                    66,420        78,320      144,740      74,271       3,930         222,941
                                     -------       -------      -------     -------      ------        --------
Total interest
earning assets (1)                   226,888       133,913      360,801     239,235      41,659         641,695
                                     -------       -------      -------     -------      ------        --------

Savings (4)                           70,209       144,145      214,354                                 214,354

NOW (5)                                             50,316       50,316                                  50,316

MMDA (5)                              68,436                     68,436                                  68,436

Time (5)                              66,726        54,801      121,527      41,763          11         163,301
                                                                                                       --------

Other interest-bearing
liabilities                              118                                  1,725                       1,843

Total interest-bearing
liabilities                          205,489       249,262      454,633      43,488          11         498,250
                                     -------       -------      -------     -------      ------        --------
Interest Sensitivity
gap (6)                              $21,399    $(115,349)    $(93,832)    $195,747     $41,648        $143,445
                                 -------------------------------------------------------------------------------
Gap as a percent of earnings
assets                                  3.3%       (18.0)%      (14.6)%       30.5%        6.5%           22.3%
                                 ===============================================================================

(1) Interest rate sensitivity gaps are defined as the fixed rate positions (assets less liabilities) for a given time period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular period. The gap positions reflect a repricing date at which date funds are assumed to "mature" and reprice to a current market rate for the asset or liability. The table does not include loans in nonaccrual status or net unrealized losses recorded on "available-for-sale" securities as of March 31, 1997.

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

(6) Non-interest bearing deposit liabilities were approximately $135 million at March 31, 1997.

Capital Resources and Liquidity
-------------------------------

The following summarizes the minimum capital requirements and capital position at March 31, 1997:

                                                   Capital Position at                    Minimum Capital
                                                   March 31, 1997                         Requirements
                                                   --------------------                   ---------------
                                                   Bank Only         Consolidated
                                                   ---------         ------------
Total Capital
 to Risk-Weighted Assets                           12.50%            14.98%               10%
                                                   ======            ======
Tier 1 Capital
 to Risk-Weighted Assets                           11.24             13.72                 6
                                                   =====             =====
Tier 1 Capital to Average
 Assets (Leverage Ratio)                            7.62              9.29                 5(1)
                                                    ====              ====

(1) Regulatory authorities require all but the most highly rated banks and bank holding companies to have a leverage ratio of at least between 4.0% - 5.0%.

The Company believes that its cash and cash equivalents of $46.5 million in addition to its securities available for sale of $167.9 million at March 31, 1997 are sufficient to meet both the funding needs of its borrowers and the liquidity requirements of its depositors.

PART II - OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders.
-------------------------------------------------------------

The Company held its Annual Meeting of Shareholders on May 1, 1997. The following matters were approved by the Company's shareholders at the meeting:


(1) Election of four directors for three year terms expiring in 2000, and one director for a two year term expiring in 1999.

         The total shares outstanding on the record date of March 31, 1997 were 4,732,057.

         Individually votes cast were as follows:

         For a three year term expiring 2000:

                                                              Votes FOR        Votes WITHHELD
                                                              ---------        --------------
         R. Abel Garraghan                                    3,502,153                 1,738
         Warren R. Marcus                                     3,502,153                 1,738
         Robert J. Marvin                                     3,502,112                 1,778
         Lewis J. Ruge                                        3,501,984                 1,907

         For a two year term expiring 1999:

         Randolph L. Williams                                 3,502,153                 1,738

         Other Directors continuing:                          Term expires in
                                                              ---------------

         H. Todd Brinckerhoff                                 1998
         Edward vK. Cunningham, Jr.                           1998
         Tyler Dann                                           1998
         Robert L. Patrick                                    1998
         John Charles VanWormer                               1998
         Robert M. Bowman                                     1999
         T. Jefferson Cunningham III                          1999
         Robert R. Fraleigh                                   1999

Item 6(a).  Exhibits
--------------------

Exhibit 27        Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                            Hudson Chartered Bancorp, Inc.
                                                  (Registrant)


Date: May 12, 1997                          /s/ Paul A. Maisch
                                            ------------------
                                            Paul A. Maisch
                                            Duly Authorized Officer and
                                            Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number            Description
-------           -----------

27                Financial Data Schedule