Form 10-Q
period 1997-06-30
HUDSON CHARTERED BANCORP INC
filed 1997-08-14
CIK 776848

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ---------     ---------
Commission file number 1-13213

                        HUDSON CHARTERED BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New York                                            14-1668718
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer)
 incorporation or organization)                          Identification No.)

PO Box 310, Route 55, Lagrangeville, NY                            12540
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

                                 (914)471-1711
             ----------------------------------------------------
             (Registrant`s telephone number, including area code)

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X       No
                                                       ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

4,687,326 shares of Common Stock outstanding, par value $.80 per share, at July 31, 1997.

HUDSON CHARTERED BANCORP, INC. & SUBSIDIARIES


INDEX

                                                         Page Reference
                                                         --------------
PART I

Item 1 -     Financial Statements

             Condensed Consolidated Balance Sheets                   1

             Condensed Consolidated Statements
             of Income & Expense                                     2

             Condensed Consolidated Statements
             of Cash Flows                                           3

             Condensed Consolidated Statement
             of Changes in Stockholders' Equity                      4

             Notes to Unaudited Condensed Consolidated
             Financial Statements                                    5

Item 2 -     Management's Discussion and Analysis of
             Financial Condition and Results of Operations          11


PART II

Item 5 -     Other Information                                      24


             Signatures                                             26

Part 1
Item 1: Financial information

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES    Form 10-Q
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)                                         June 30,    December 31,
                                                      1997         1996
                                                    --------    ------------
ASSETS
Cash and due from banks                             $ 34,381       $ 35,059
Federal funds sold                                    23,250         11,350
                                                    --------       --------
Total cash and cash equivalents                       57,631         46,409

Securities
 Available for sale                                  166,949        162,915
 Held to maturity                                     18,535         13,568
 Regulatory securities                                 2,755          2,755

Loans held for sale                                      219            168

Loans( see notes)

   Gross loans                                       463,030        451,751
Allowance for loan losses                             (9,428)        (9,302)
                                                    --------       --------
   Net loans                                         453,602        442,449

Premises and equipment, net                           15,974         16,249
Accrued income                                         5,441          5,191
Other assets                                           7,941          7,171
                                                    --------       --------
TOTAL ASSETS                                        $729,047       $696,875
                                                    ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (see notes)
 Non-Interest bearing                               $153,901       $142,256
 Interest bearing                                    503,613        483,570
                                                    --------       --------
Total deposits                                       657,514        625,826

Notes payable                                          1,832          1,854
Other liabilities                                      3,913          4,030
                                                    --------       --------
   TOTAL LIABILITIES                                 663,259        631,710

STOCKHOLDERS' EQUITY (see notes)
Common stock                                           3,854          3,854
Common paid-in capital                                40,863         40,863
Retained earnings                                     24,249         21,830
Net unrealized securities gains                          284            296
Employee stock ownership plan                           (107)          (129)
Treasury stock                                        (3,355)        (1,549)
                                                    --------       --------
   TOTAL STOCKHOLDERS' EQUITY                         65,788         65,165
                                                    --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS'                 $729,047       $696,875
EQUITY                                              ========       ========

See notes to condensed consolidated financial statements.

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES                     FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(dollars in thousands, except per share data)
(Unaudited)

                                                                Three         Three          Six           Six
                                                            Months Ended   Months Ended   Months Ended  Months Ended
                                                               6/30/97       6/30/96       6/30/97        6/30/96
                                                            ------------   ------------   ------------  ------------
Interest income:
 Loans, including fees                                       $   10,203      $    9,696         20,154    $   19,442
 Federal funds sold                                                 369             267            549           685
 Taxable securities                                               1,804           2,068          3,622         4,083
 Tax-exempt securities                                              768             541          1,511         1,065
                                                             ----------      ----------      ---------    ----------
Total interest income                                            13,144          12,572         25,836        25,275

Interest expense                                                  5,237           4,945         10,202        10,110
                                                             ----------      ----------      ---------    ----------
Net interest income                                               7,907           7,627         15,634        15,165

Provision for loan loss                                             600             750          1,300         1,350
                                                             ----------      ----------      ---------    ----------
Net interest income
 after provision for loan losses                                  7,307           6,877         14,334        13,815
                                                             ----------      ----------      ---------    ----------
Noninterest income:
 Service charges and fees                                         1,015           1,071          2,035         2,081
 Trust earnings                                                     182             145            345           309
 Gains on sales of securities, net                                   25              19             34            92
 Gains on sales of loans, net                                        55              72             79           128
 Other income                                                       267             259            628           501
                                                             ----------      ----------      ---------    ----------
Total noninterest income                                          1,544           1,566          3,121         3,111
                                                             ----------      ----------      ---------    ----------
GROSS OPERATING INCOME                                            8,851           8,443         17,455        16,926
                                                             ----------      ----------      ---------    ----------
Noninterest expense:
 Salaries and employee benefits                                   3,093           2,829          6,113         5,816
 Net occupancy and equipment expense                                986             992          2,055         2,000
 Stationary & supplies                                              109             155            222           308
 Telephone                                                          123             107            253           190
 Other real estate owned                                             21             (18)            57             8
 Other expenses                                                   1,133           1,187          2,181         2,319
                                                             ----------      ----------      ---------    ----------
Total noninterest expense                                         5,465           5,252         10,881        10,641
                                                             ----------      ----------      ---------    ----------

Income before income taxes                                        3,386           3,191          6,574         6,285

 Income taxes                                                     1,121           1,087          2,170         2,168
                                                             ----------      ----------      ---------    ----------
Net income                                                   $    2,265      $    2,104          4,404    $    4,117
                                                             ==========      ==========      =========    ==========

Weighted average common shares outstanding:

Primary                                                       4,842,000       4,825,000      4,861,000     4,619,000
Fully diluted                                                 4,847,000       4,838,000      4,867,000     4,836,000

PER COMMON SHARE DATA:
Primary earnings                                                  $0.47           $0.43           0.91         $0.87
Fully diluted earnings                                             0.47            0.43           0.90          0.85

Cash dividends declared                                            0.18            0.15           0.36          0.29
Book value
at period end                                                     14.01          $13.08
                                                                                                $14.01        $13.08


See notes to condensed consolidated financial statements.



HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES                          FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
                                                                     Six
                                                                 Months Ended
                                                               6/30/97    6/30/96
                                                             ---------   ---------
OPERATING ACTIVITIES
 Net income                                                   $  4,404    $  4,117
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for loan losses                                       1,300       1,350
 Depreciation and amortization                                     967         922
 Amortization of security premiums and
  accretion of discounts                                           118         161
 Amortization of core deposit intangible                            58          66
 Realized gains on sales of securities and loans                  (113)       (220)
 Deferred income tax benefits                                     (112)       (112)
(Increase) in other assets                                      (1,270)        (43)
(Decrease) in other liabilities                                   (186)        (94)
                                                              --------    --------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                       5,166       6,147
                                                              --------    --------
INVESTING ACTIVITIES
 Proceeds from sales of securities
  available for sale                                            33,924       8,157
 Proceeds from maturities of securities available for sale      30,396
 Proceeds from maturities of securities held to maturity        12,882       2,495
 Purchases of securities available for sale                    (51,169)    (36,304)
 Purchases of securities held to maturity                       (4,742)     (2,129)
 Sales of loans                                                  3,117       5,654
 Net increase in loans                                         (15,542)    (19,021)
 Purchases of premises and equipment                              (692)       (453)
 Proceeds from sale of OREO                                        312         810
                                                              --------    --------

 NET CASH USED BY INVESTING ACTIVITIES                         (21,910)    (10,395)
                                                              --------    --------
FINANCING ACTIVITIES
 Net increase  (decrease) in deposit accounts                   31,688     (12,648)
 Proceeds from issuance of stock                                   910         549
 Redemption of Preferred Series B stock                           (123)
 Repurchase of common stock                                     (3,005)       (508)
 Cash dividends- preferred                                        (193)
 Cash dividends- common                                         (1,627)     (1,187)
                                                              --------    --------
 NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               27,966     (14,110)
                                                              --------    --------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               11,222     (18,358)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 46,409      67,853
                                                              --------    --------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 57,631    $ 49,495
                                                              ========    ========

CASH PAID FOR:
 Interest                                                     $ 10,259    $ 10,308
 Taxes                                                           1,902       2,168

NON-CASH ITEMS
 Transfer from loans to OREO                                  $    964    $  1,040
 Sale of OREO funded by loans                                       74
 Net change in unrealized gains (losses) recorded
  on securities available for sale                                 (20)       (795)
 Change in deferred taxes on net unrealized (gains)
  losses recorded on securities available for sale                   8         559
Conversion of Preferred Series B stock into common shares                    5,590

See notes to condensed consolidated financial statements.

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)


                                                                                           Net
                                                             Additional               Unrealized
                                                   Common   Paid-in     Retained      Gains       Treasury
                                                    Stock   Capital     Earnings   on Securities   Stock       ESOP       Total
                                                   ------  ----------   --------   -------------  --------   --------    -------
Balance January 1, 1997                            $3,854     $40,863    $21,830         $   296   ($1,549)     ($129)   $65,165

Net income                                                                 4,404                                           4,404
Cash dividends declared on
  common stock ($0.36 per share)                                          (1,696)                                         (1,696)
Dividend reinvestment and stock
  purchase plan -  16,059  shares                                                                      421                   421
Options exercised -  36,541 shares                                                                     489                   489
Net loss on issuance of
  treasury stock -  52,600 shares                                           (289)                      289
Purchase of treasury stock - 105,148 shares                                                         (3,005)               (3,005)
Payments on ESOP borrowings                                                                                        22         22
Net change in unrealized gain
  on securities, after tax                                                                   (12)                            (12)
                                                   ------     -------    -------         -------    -------     -----    -------
Balance June 30, 1997                              $3,854     $40,863    $24,249         $   284    ($3,355)    ($107)   $65,788
                                                   ======     =======    =======         =======    =======     =====    =======

FORM 10-Q

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation
---------------------

The consolidated financial statements and related notes have been prepared in accordance with Regulation S-X under the Securities and Exchange Act of 1934, as amended, and consequently the accompanying unaudited and condensed consolidated financial statements and notes do not contain all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited consolidated financial statements and note disclosure in the Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of June 30, 1997 and its consolidated Company's results of operations for the three and six month periods ended June 30, 1997 and 1996 and the consolidated cash flows for the six month then ended, and changes in consolidated stockholders' equity for the six months ended
June 30, 1997.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and the revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loan receivables. In connection with the determination of the allowance for loan losses and other real estate owned, management obtains independent appraisals for significant properties, when appropriate, according to Bank policy or regulation.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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


ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT IMPLEMENTED

Earnings Per Share
------------------

On March 3, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS" No. 128), Earnings per Share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. Restatement of all prior-period earnings per share ("EPS") data presented is required upon adoption of SFAS No. 128.

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

On a pro forma basis, the effect of this statement will be to report earnings per share as follows:

Earnings per share as reported (per APB 15):

                                    Six months ended             Three months ended
                                    ----------------             ------------------
                              June 30, 1997  June 30, 1996    June 30, 1997  June 30, 1996
                              -------------  -------------    -------------  -------------
Primary earnings
   per share                      $0.91          $0.87           $0.47           $0.44

Fully diluted earnings
   per share                       0.90           0.85            0.47            0.43

Pro forma earnings per share (per SFAS No. 128):

                                    Six months ended             Three months ended
                                    ----------------             ------------------
                              June 30, 1997  June 30, 1996    June 30, 1997  June 30, 1996
                              -------------  -------------    -------------  -------------
Basic earnings
   per share                      $0.93           $0.91           $0.48           $0.45


Diluted earnings
   per share                       0.90           0.85            0.47             0.43


Reporting Comprehensive Income and Disclosures About Segments of an
-------------------------------------------------------------------
Enterprise and Related Information
----------------------------------

In June 1997, the Financial Accounting Standards Board issued two new accounting standards, Statement of Financial Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") and Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131").

SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as are the financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.
It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners."

SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments and annual financial statements and requires that those enterprises report selected information about operating segments and interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and description information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement requires that public business enterprises report a measure of segment profit or loss, certain specific revenue/expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions. This statement is effective for financial statements for periods beginning after December 15, 1997.

Both of these statements require disclosures that the Company must make in its financial statements or notes thereto. Implementation of these statements will not have any significant effect on the results of operation or financial condition, as currently reported by the Company. Additional information will be provided, however, which will provide the user of these financial statements with a better understanding of the operations of the Company.

Transfers and Servicing of Financial Assets
-------------------------------------------

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions

(relating to the accounting for secured borrowings and collateral and the accounting for transfers and servicing of repurchase agreements, dollar rolls, securities lending and similar transactions) which have been deferred until January 1, 1998 in accordance with SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of these effective standards did not have a material impact on the Company's consolidated financial statements. Adoption of the standards deferred by SFAS No. 127 also are not expected to have a material impact on the Company's consolidated financial statements.

Loans
-----

Major classifications of loans (excluding loans held for sale) are summarized below (in thousands):



                                        At June 30, 1997  At December 31, 1996
                                        ----------------  --------------------
Commercial and industrial                        $78,299               $71,887

Consumer installment                              85,760                80,998

Real estate - construction                        13,366                12,227

Real estate - mortgage (Commercial)              147,702               143,199

Real estate - mortgage
(Residential & Home Equity)                      131,911               137,226

Other loans                                        5,992                 6,214
                                                --------              --------

Total                                           $463,030              $451,751
                                                ========              ========

Deposits

Major classifications of deposits are summarized below (in thousands):



                                        At June 30, 1997  At December 31, 1996
                                        ----------------  --------------------

Demand deposits                                 $153,901              $142,256

NOW accounts                                      48,832                47,304

Money market deposit account                      70,554                63,871

Savings accounts                                 213,600               210,130

Time deposits under $100,000                     133,744               121,762

Time deposits over $100,000                       36,883                40,503
                                                --------              --------

Total                                           $657,514              $625,826
                                                ========              ========


Securities

Securities consist of the following (in thousands):

                                 At June 30, 1997                At December 31, 1996
                            -----------------------------    -----------------------------
                            Carrying  Amortized    Fair      Carrying  Amortized    Fair
                             Amount      Cost     Value       Amount      Cost     Value
                            --------  ---------  --------    --------  ---------  --------
US Treasury:
  Available for Sale        $ 44,416  $  44,460  $ 44,416    $ 54,780  $  54,716  $ 54,780

US Gov't Agencies:
  Available for Sale          35,445     35,328    35,445      29,032     28,858    29,032

Obligations of States and
  Political Subdivisions:
  Available for Sale         63,484     63,165    63,484      54,574     54,247    54,574

Held to Maturity              18,460     18,460    18,863      13,543     13,543    13,879

Other Securities:
  Available for Sale          23,604     23,515    23,604      24,529     24,594    24,529

  Held to Maturity                75         75        75          25         25        25

  Regulatory Securities        2,755      2,755     2,755       2,755      2,755     2,755
                            --------  ---------  --------    --------  ---------  --------

Total Securities            $188,239   $187,758  $188,642    $179,238   $178,738  $179,574
                            ========  =========  ========    ========  =========  ========

Total Available for Sale    $166,949   $166,468  $166,949    $162,915   $162,415  $162,915

Total Held to Maturity        18,535     18,535    18,938      13,568     13,568    13,904

Regulatory Securities          2,755      2,755     2,755       2,755      2,755     2,755
                            --------  ---------  --------    --------  ---------  --------

Total Securities            $188,239   $187,758  $188,642    $179,238   $178,738  $179,574
                            ========  =========  ========    ========  =========  ========

At June 30, 1997 the net unrealized gain on Securities Available for Sale (net of tax effect of $197,000) that was included as a separate component of stockholders' equity was $284,000.

Earnings per common share (1996 Data adjusted for 10% stock dividend
-------------------------
declared December 1996.)

Primary earnings per common share is computed as follows (in thousands, except per share data):

                                              Six months ended        Three months ended
                                               June 30, 1997            June 30, 1997
                                              ----------------        ------------------
                                               1997      1996          1997        1996
                                              ------    ------        ------      ------
Weighted average common shares
  outstanding                                  4,714     4,514         4,693       4,720

Net effect of dilutive stock options
  (at average market price)                      147       105           149         105
                                              ------    ------        ------      ------

Total "primary" shares                         4,861     4,619         4,842       4,825
                                              ======    ======        ======      ======

Net income                                    $4,404    $4,117        $2,265      $2,104

Less preferred stock dividends
  declared                                         0       (89)            0           0
                                              ------    ------        ------      ------

Net income applicable to common stock         $4,404    $4,028        $2,265      $2,104
                                              ======    ======        ======      ======

"Primary" earnings per common share           $ 0.91    $ 0.87        $ 0.47      $ 0.44
                                              ======    ======        ======      ======


Fully diluted earnings per common share is computed as follows (in thousands, except per share data):

                                              Six months ended        Three months ended
                                               June 30, 1997            June 30, 1997
                                              ----------------        ------------------
                                               1997      1996          1997        1996
                                              ------    ------        ------      ------

Weighted average common shares
  outstanding                                  4,714     4,514         4,693       4,720

Net effect of dilutive stock options
  (at the greater of average or period
  end market price)                              153       117           154         118

Assumed conversion of Series B,
  preferred stock                                  0       205             0           0
                                              ------    ------        ------      ------

Total "fully diluted" shares                   4,867     4,836         4,847       4,838
                                              ======    ======        ======      ======

Net income applicable to common stock         $4,404    $4,117        $2,265      $2,104
                                              ======    ======        ======      ======

"Fully diluted" earnings per
  common share                                $ 0.90    $ 0.85        $ 0.47      $ 0.43
                                              ======    ======        ======      ======

Stockholders' Equity
--------------------
Authorized common stock, $.80 par value, is 20,000,000 shares. Issued and outstanding shares (net of treasury shares) at June 30, 1997 and December 31, 1996, were 4,696,778 and 4,308,029, respectively. The Company paid a 10% stock dividend in January 1997, which increased common shares outstanding by 430,802 shares. (All 1996 share data has been accordingly restated.)

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

The Company's financial condition on June 30, 1997 reflected total assets of $729.0 million, an increase of $32.2 million or 4.6% over total assets at December 31, 1996. Net loans increased some $11.2 million or 2.5% to $453.6 million at June 30, 1997. Cash and cash equivalents increased from $46.4 million at December 31, 1996 to $57.6 million at June 30, 1997. Other assets increased by $.7 million. Aggregate securities investments were $188.2 million at June 30, 1997, an increase of $9.0 million or 5.0% from the level at December 31, 1996.

During the first half of 1997, the Bank wrote new loan originations of $74.9 million. However, normal amortization and prepayments (which average approximately $10.0 million per month) and sales of loans into the secondary market were approximately $63.6 million, resulting in the $11.3 million net increase in loans outstanding at June 30, 1997 compared to December 31, 1996. The increases arose in the categories of commercial loans ($6.4 million), consumer, principally "indirect", installment loans ($4.8 million) and real estate construction ($1.1 million), which increases were offset partially by modest declines in real estate mortgage of $.8 million and other loans of $.2 million.


Period end total deposits increased $31.7 million or 5.1% in the first six months of 1997 to $657.5 million. Of this amount, total Public (Municipal) Funds increased $5.8 million or 12.0% to $54.5 million and total non-public funds increased $25.9 million or 4.5% to $603 million, which principally reflects the effects of the Bank's second quarter "No Penalty CD" promotion, the second quarter seasonality in the demand deposit category, and the contribution of the Bank's new Orange County, NY branches, in Monroe and Goshen (which recorded $7 million in new non-municipal deposits since opening early this year.

The following tables summarize the net changes in public (municipal) fund and non-public fund deposits from December 31, 1996 to June 30, 1997 (in thousands):

Public Funds

                                                                  Percent
                                                                  Change
                              Balance     Balance       Net        over
                              12/31/96    6/30/97      Change     Y/E '96
                              --------    --------    --------    --------


Demand accounts                 $2,239      $3,372      $1,133        50.6%

NOW accounts                    10,296      10,814         518         5.0

Money market accounts           11,136      17,357       6,221        55.9

Savings accounts                 3,046       3,302         256         8.4

Time deposits                   21,929      19,630      (2,299)      (10.5)
                              --------    --------    --------    --------

Total public deposits          $48,646     $54,475      $5,829        12.0%
                              ========    ========    ========    ========



Public funds balance are expected to increase late in the third quarter due both to the receipt of state aid payments and to school district tax assessments levied in September.



Non Public Funds

                                                                  Percent
                                                                  Change
                              Balance     Balance       Net        over
                              12/31/96    6/30/97      Change     Y/E '96
                              --------    --------    --------    --------

Demand accounts               $140,017    $150,529    $ 10,512         7.5%


NOW accounts                    37,008      38,018       1,010         2.7


Money market accounts           52,735       53,197        462          .9


Savings accounts               207,084      210,298      3,214         1.6


Time deposits                  140,336      150,997     10,661         7.6
                              --------    --------    --------    --------


Total non public deposits     $577,180     $603,039    $25,859         4.5%
                              ========    ========    ========    ========



Total Stockholders' Equity increased $623,000, or approximately 1%. Net retentions of $2.7 million were partially offset by a net treasury stock purchases of $1.8 million. While the unrealized gains (net of tax) on available for sale securities remained virtually unchanged at June 30, 1997 vs. December 31, 1996, during the second quarter of 1997 securities market interest rates declined to levels closer to those at the beginning of the year, thereby eliminating an unrealized loss as of March 31, 1997 of $448,000, after tax.

Results of Operations
---------------------

Interest income as reported, for the six months ended June 30, 1997, compared to the same period in 1996, increased $561,000 while interest expense increased by $92,000. This resulted in an increase in net interest income of $469,000. Provision for loan losses decreased by $50,000. Total non-interest income increased $10,000 or .3%. Total noninterest expenses increased by $240,000 or 2.3%. Net income after tax increased by $287,000 or 6.97% as the Company's effective tax rate fell from 34.5% to 33.0% for the period. Fully diluted earnings per share increased $.05 to $.90 for the six months of 1997 vs. 1996.


Net income and earnings per common share data is presented in the following table:

                                 Six months ended          Three months ended

                                6/30/97    6/30/96         6/30/97    6/30/96
                                -------    -------         -------    -------
Net income (in thousands)       $ 4,404    $ 4,117         $ 2,265    $ 2,104

Per common share:
Primary earnings                $  0.91    $  0.87         $  0.47    $  0.44

Fully diluted earnings          $  0.90    $  0.85         $  0.47    $  0.43

The Company's return on average assets and return on average equity for the six months ended June 30, 1997 and 1996, are detailed in the table below:


                                         Six months ended          Three months ended

                                        6/30/97    6/30/96         6/30/97    6/30/96
                                        -------    -------         -------    -------

Return on assets                           1.25%      1.20%           1.26%      1.22%

Return on total stockholders' equity      13.51      13.52           13.91      13.70

Interest income
---------------

On a tax equivalent basis, gross interest income increased by $774,000 or 3.0% for the six months ended June 30, 1997 compared to the same period in 1996. Total interest expense increased by $92,000 or .9% for the six months period ended June 30, 1997 as compared to the six months ended
June 30, 1996. For the first six months of 1997, the Company experienced a net increase in average earning assets compared to the same period of 1996 of $19.6 million. Average loans increased by $25.6 million.

Loan growth was principally funded by an increase in average deposits of $12.2 million, reductions in Fed funds sold of $5.0 million and an increase in average shareholders' equity of $4.3 million for the six month period ended 1997 compared to 1996.

The table below sets forth the consolidated average balance sheets for the Company for the periods included. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities.


                                                         Six Months Ended June 30,
                                                  1997                               1996
                                                  ----                               ----
                                      Average                Yield/      Average                 Yield/
                                      Balance     Interest    Cost       Balance     Interest     Cost
                                      --------    --------   ------      --------    --------    ------
ASSETS

Interest-earning assets:

Loans (1)                             $454,182    $ 20,154     8.87%     $428,617    $ 19,442      9.07%

Taxable  Securities                    118,998       3,622     6.09%      136,560       4,083      5.98%

Tax-exempt  Securities (2)              63,343       2,256     7.12%       45,224       1,597      7.06%

Fed Funds Sold                          20,154         549     5.45%       25,688         685      5.33%
                                      --------    --------               --------    --------

Total Interest Earning Assets          656,677      26,581     8.10%      636,089      25,807      8.11%

Cash & Due from Banks                   32,141                             31,719

Premises & Equipment                    16,282                             16,810

Other Assets                            11,947                             12,874

Allowance for Loan Losses               (9,470)                            (8,487)
                                      --------                           --------

Total Assets                          $707,577                           $689,005
                                      ========                           ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-Bearing Liabilities:

Savings Deposits                      $210,233    $  4,185     3.98%     $209,700    $  4,117      3.93%

NOW Accounts                            48,786         291     1.19%       49,179         299      1.22%

Money Market Accounts                   69,699       1,176     3.37%       69,029       1,159      3.36%

CD's over $100,000                      39,710       1,071     5.39%       22,851         619      5.42

Other Time Deposits                    127,701       3,426     5.37%      139,425       3,861      5.54%

Borrowed Funds                           1,843          53     5.75%        1,886          55      5.83%
                                      --------    --------               --------    --------

Total Interest-Bearing Liabilities     497,972      10,202     4.10       492,070      10,110      4.11%

Noninterest-Bearing Liabilities:
Demand Deposits                        138,107                            131,790

Other                                    6,321                              4,257
                                      --------                           --------

Total Noninterest-Bearing Liabilities  144,428                 3.18%      136,047                  3.22%

Stockholders' Equity                    65,177                             60,888
                                      --------                           --------

Total Liabilities and
Stockholders' Equity                  $707,577                           $689,005
                                      ========                           ========

Net interest Margin                                 16,379     4.99%                   15,697      4.94%

Excess of interest earning
assets over interest
bearing liabilities                   $155,705                           $144,019

Ratio of Average Interest-Earning
Assets to Average Interest-Bearing
Liabilities                             131.87%                            129.27%

Less Tax  Equivalent Adjustments                      (745)                              (532)
                                                  --------                           --------

Net Interest Income                               $ 15,634     4.76%                  $15,165      4.77%
                                                  ========   ======                  ========   =======


(1) Average Balances include non-accrual loans.
(2) Tax Equivalent Yields on tax-exempt securities based on a Federal tax rate of 34%.

The following table reflects the effects of changes in volumes and interest rates for each of the same categories on a tax equivalent basis:

Rate/Volume Analysis (in thousands)


                                              Six Months Ended June 30,
                                                   1997 vs. 1996
                                         ------------------------------------
                                             Increase (Decrease) due to
                                         ------------------------------------
                                         Volume            Rate          Net
                                         ------           ------       ------
Interest Income:
Loans                                    $1,135           $(423)         $712

Taxable investment securities              (535)             74          (461)

Tax-exempt investment securities            645              14           659

Federal funds sold                         (151)             15          (136)
                                         ------           ------       ------

Total interest income                     1,094            (320)          774

Interest expense:
        Savings deposits                     11              57            68

        NOW/accounts                         (2)             (6)           (8)

        Money market accounts                11               6            17

  Certificates over $100,000                455              (3)          452

        Other Time Deposits                (315)           (120)         (435)

        Borrowed funds                       (1)             (1)           (2)
                                         ------           ------       ------

Total interest expense                      159             (67)           92
                                         ------           ------       ------

Net interest margin                         935            (253)          682

        Less tax equivalent affect         (206)             (7)         (213)
                                         ------           ------       ------

Net interest income                        $729           $(260)         $469
                                         ======           ======       ======

Average yields on interest earning assets remained relatively unchanged at 8.10% for the six months ended June 30, 1997 vs. 8.11% as of the same period in 1996 as increases in investment yields partially offset declines in loan yields. Liability rates also remained relatively unchanged at 4.10% for the six months ended June 30, 1997 vs. 4.11% as of June 1996. However, due to the growth in noninterest bearing demand deposit balances, net interest margins on a tax equivalent basis increased .05% to 4.99% for the six months ended June 30, 1997 compared to the same period in 1996. Variances due to changes in rates produced a $259,000 decrease in net interest income in the six months of 1997 compared to the same period in 1996, while the increase in average earning assets of $20.6 million principally contributed to the $728,000 increase in net interest income due to volume variances over the same period.

The net effect was that net interest income before provisions for loan losses grew to $15.6 million for the six months ended June 30, 1997 compared to $15.2 million for the comparable period in 1996, or an increase of $469,000 (3.1%).

Provision for loan losses and credit quality
--------------------------------------------

The loan loss provision for the six month period ended June 30, 1997 was $1,300,000 compared to $1,350,000 for the comparable period in 1996, a 3.7% decrease. Total net charge-offs for the six months of 1997 were $1,173,000, compared to $1,350,000 for the same period in 1996. The ratio of net chargeoffs to average loans, on an annualized basis, decreased to .52% in the first six months of 1997 vs. .62% for the same period of 1996.

Nonperforming assets decreased slightly to $5.9 million at June 30, 1997 compared to $6.1 million at December 31, 1996. While there was turnover in the Company's OREO portfolio, OREO balances outstanding of $958,000 showed an increase of $306,000 at June 30, 1997 from year end 1996, and non-performing loans decreased by some $556,000, from $5.5 million to $4.9 million. The change in nonperforming loans is attributable to a $335,000 decrease in nonperforming construction/land development and real estate loans, a $132,000 decline in nonperforming consumer loans, and a $76,000 decrease in nonperforming commercial and industrial loans. The Company's ratio of loan loss allowance to non-performing loans stood at 190% at June 30, 1997 compared to 169% at year-end 1996, and the allowance represented 2.04% of loans vs. 2.06% at the end of 1996. The period-end ratio of non-performing assets to total assets declined to .81% at June 30, 1997 vs. .89% at December 31, 1996, due both to the decline in nonperforming assets and to the growth in total assets during this period.

Nonperforming assets represent 135 loans or OREO properties of which on1y 19 have balances in excess of $100,000, and no nonperforming assets has a balance greater than $330,000. Of the total nonperforming assets, 40% is secured by residential property, 42% by commercial property, 18% by other assets or unsecured.

Provisions for loan losses are based on management's assessment of risk of loss inherent in the loan portfolio and as such reflect, among other things, both trends in local economic conditions and the categorization of the credit quality of individual loans. Such assessment is ongoing, and may not directly reflect the charge-offs taken in any accounting period, although the trend in charge-offs is an important element in the evaluation of the adequacy of the allowance for loan losses. Provisioning policy during the recent years has resulted in a ratio of allowance for loan losses to total loans of approximately 2.0%. The ratio of the allowance for loan losses to total nonperforming loans does not reflect collateral values, although 79% of all of the Bank's nonperforming loans are collateralized by real estate.

Management believes that the allowance for loan losses is adequate to cover the risk of loss inherent in the portfolio but no assurance can be given that the relatively stable current economic conditions of the Company's overall market area will not be unsettled by future events. Any such developments would be expected to adversely effect the financial performance of the Company.

The table below summarizes the Company's loan loss experience for the periods indicated:


                                                            For the six months                  For the year
                                                            ended June 30,                      ended December 31,
                                                          -----------------------     ---------------------------------
                                                            1997           1996         1996         1995        1994
                                                          --------       --------     --------     --------    --------
Balance at beginning of period                              $9,302         $8,770       $8,770       $8,326      $7,322

Chargeoffs:
Commercial & industrial                                        876            434          889          411         350

Consumer installment & other                                   292            347          554          593         292

Real estate mortgage                                           224            716        1,289        1,164       1,059
                                                          --------       --------     --------     --------    --------

Total charge-offs                                            1,392          1,497        2,732        2,168       1,701

Recoveries:
Commercial                                                      22             33           89           75          63

Installment                                                     32             83          130          193         153

Real estate                                                    164             31          195           44          20
                                                          --------       --------     --------     --------    --------

Total recoveries                                               218            147          414          312         236
                                                          --------       --------     --------     --------    --------

Net charge-offs                                             (1,174)        (1,350)      (2,318)      (1,856)     (1,465)

Provision for Loan Losses                                    1,300          1,350        2,850        2,300       2,400

Transfers, other *                                                                                                   69
                                                          --------       --------     --------     --------    --------

Balance at end of period                                    $9,428         $8,770       $9,302       $8,770      $8,326
                                                          ========       ========     ========     ========    ========

Ratio of net charge-offs to average
loans outstanding during the period
(annualized)                                                   .52%           .63%         .53%         .43%        .37%

Allowance for loan losses as a
percent of period-end loans                                   2.04%          2.02%        2.06%        2.08%       1.93%

Allowance as a percent of
non-performing loans                                           190%           182%         169%         166%        163%

Nonperforming loans and OREO
to total loans and OREO                                       1.27%          1.40%        1.36%        1.53%       1.45%

* An adjustment of $69,000 was transferred to the allowance for loan losses as a result of the acquisition of loans of the First National Bank of Amenia.

The table below summarizes the Comany's nonperforming assets and restructured loans at the dates indicated (dollars in thousands):


                                                                at June 30,                   at December 31,
                                                          -----------------------     ---------------------------------
                                                            1997           1996         1996         1995        1994
                                                          --------       --------     --------     --------    --------
Nonaccrual loans: (1)
Real estate mortgage                                      $2,997         $3,605       $3,503       $3,246      $3,866

Commercial & Industrial                                      555            693          712        1,013         200

Consumer & other                                             136             95          313          148          39
                                                          --------       --------     --------     --------    --------

Total nonaccrual loans                                     3,688          4,393        4,528        4,407       4,105

Loans 90 days or more past due
and still accruing:
Real estate mortgage                                         180             42          216           28         620

Commercial & industrial                                      274            143          193          476          84

Consumer & other                                              75             14           22           18         191
                                                          --------       --------     --------     --------    --------

Total 90 days past due accruing                              529            199          431          522         895

Restructured - real   estate                                 741            234          534          349         119
                                                          --------       --------     --------     --------    --------

Total non-performing and restructured loans                4,958          4,826        5,493        5,278       5,119

Percent of total loans                                      1.07%          1.11%        1.22%        1.23%       1.18%

Other real estate owned                                      958          1,273          653        1,196       1,150
                                                          --------       --------     --------     --------    --------

Total non-performing assets                               $5,916         $6,099       $6,146       $6,474      $6,269
                                                          ========       ========     ========     ========    ========

Nonperforming assets as a percent
 of total assets                                             .81%           .89%         .88%         .93%        .97%
                                                          ========       ========     ========     ========    ========

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


Other real estate owned totals $958,000 at June 30, 1997 and includes thirteen properties acquired through foreclosure: two parcels of land, seven residences, and four non-farm nonresidential properties. Management believes that the carrying values of such properties adequately reflect the risk of loss in their orderly disposal.

At June 30, 1997, the Company had approximately $8.7 million in loans requiring special attention (substandard), in addition to the nonperforming loans and other nonperforming assets noted above. Such loans are being monitored so that if present concerns about the borrowers ability to comply with repayment terms becomes evident, management will be able to quickly assess impairment. Approximately 76% of all such loans are collateralized by real estate. Further deterioration in such borrowers' financial position may result in classifying them as nonperforming assets. The following table summarizes impaired loans for the periods indicated (in thousands):



                                              June 30, 1997   December 31, 1996
                                              -------------   -----------------

Impaired loans with allowance established
($859,000 and $844,000, respectively)           $2,419,000       $3,202,000


Impaired loans with a writedown
($1,420,000 and $1,197,000 respectively)         1,945,000        1,750,000
                                                ----------       ----------

Total                                           $4,364,000       $4,952,000
                                                ==========       ==========

Average amount of impaired loans
for the period                                  $4,658,000       $4,682,000
                                                ==========       ==========


The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans (dollars in thousands):

                                              June 30,                                          December 31,

                                       1997            1996                       1996                1995              1994
                                 ---------------------------------           ---------------------------------------------------
Balance at end                            % of              % of                      % of              % of              % of
of period                        Amount   total    Amount   total            Amount   total    Amount   total    Amount   total
applicable to:                            loans             loans                     loans             loans             loans
                                 ------   ------   ------   ------           ------   ------   ------   ------   ------   ------

Commercial & industrial          $2,236     16.9%  $2,255     16.2%          $2,476     15.9%  $2,355     16.6%  $2,010     22.10%

Consumer & other                  1,928     19.8    1,532     17.3            1,702     19.3    1,400     16.1    1,363     12.20

Real estate - construction                   2.9               2.2                       2.7               3.1               1.50

Real estate - mortgage            4,091     60.4    4,216     64.3            3,985     62.1    4,247     64.2    4,100     64.20

Unallocated                       1,173               767                     1,139               768               853
                                 ------   ------   ------   ------           ------   ------   ------   ------   ------   ------

Total                            $9,428   100.00%  $8,770   100.00%          $9,302   100.00%   48770   100.00%  $8,326    100.00%
                                 ======   ======   ======   ======           ======   ======   ======   ======   ======   ======


Noninterest Income
------------------

Total noninterest income increased $10,000 in the first six months of 1997 to $3,121,000 compared to the same period of 1996, while "other" noninterest income increased $127,000, of which $114,000 was due to the sale of annuity products and $59,000 was due to the recoveries of income on a prior year item. These increases were mostly offset by declines in net gains on sales of loans of $49,000, a decline of $58,000 in net gains on sales of available for sale securities and the elimination of $60,000 in merchant processing income due to the sale of the merchant processing portfolio in the last quarter of 1996.

Other Expenses
--------------

In total, noninterest expense was up by $240,000 or 2.3% to $10,881,000 for the first six months of 1997 compared to the same period of 1996.

Salaries and employee benefits increased $297,000 in the first six months of 1997 compared to 1996, mainly due to the personnel costs associated with the Bank's new Orange County branches ($176,000), and other increases in compensation related to new hires and normal salary increases ($355,000). Such increases were partially offset by a change in the recorded amount of salary and benefit expenses related to stock appreciation rights' of $234,500. In the first quarter of 1997, all officers who had stock appreciation rights in tandem with options, waived such rights, but retained the rights to their related underlying stock options. As such, the Company recorded a recovery of $120,000 in previous expense vs. an expensive charge of $139,000 in the comparible period of 1996.

Occupancy and equipment expense showed an increase of $55,000 over the same period in 1996, again mainly due to the Bank's expansion into Orange County. Telephone expense shows an increase due mainly to a refund of $24,000 received in 1996 and cost increases associated with expansion of the Bank's communications network. Other real estate owned expense increased $49,000 to $57,000 for the six months ended June 30, 1997 as a result of additional OREO properties carried in 1997 vs. 1996. Advertising and public relations expenditures increased by $48,000 (primarily in conjunction with the promotion of new branches). These increases in expenses were partially offset by a decrease in supply expense of $86,000 to $222,000 for the six months ended June 30, 1997 vs. 1996 and a decline in other noninterest expenses of $140,000. Major savings in other expenses include insurance expense ($46,000), miscellaneous losses (forgeries, etc. $50,000), postage savings through barcoding ($21,000) and loan processing and collection expenses ($81,000).

Despite the increase in pretax income, income tax expense remained relatively unchanged at $2,170,000 at June 30, 1997 compared to $2,168,000 at the same time in 1996, due to the increased investment in tax-exempt securities. The Company's effective tax rate was 33.0% and 34.5% for the six months ended June 30, 1997 and 1996, respectively.

Three months ended June 30, 1997 vs. June 30, 1996
--------------------------------------------------

Net interest income increased $280,000 or 3.7% for the three months ended June 30, 1997 compared to 1996, primarily due to interest on loans from higher average balances, partially offset by interest expense related to the funding of such increased loans.

Provisions for loan losses decreased $150,000 or 20.0% to $600,000 due to management's assessment of the amounts necessary to maintain an adequate allowance for possible loan losses.

Other income decreased $22,000 to $1,544,00 for the three months ended
June 30, 1997, primarily as a result of service charge declines of $56,000 in the three months ended June 30, 1997 compared to 1996 offset by $37,000 of trust earnings due to higher account balances under administration.

Total noninterest expense increased $213,000 to $5,465,000 for the three months ended June 30, 1997 compared to June 30, 1996.

Salaries and benefits increased by $264,000 in this period due to the staffing associated with the new Orange County branches, additional support staff, and normal merit increases. Occupancy expense decreased by $6,000 as lower equipment expenses offset the cost associated with new branches.

Other real estate owned expense increased $39,000 to $21,000 in the three months ended June 30, 1997, primarily due to a higher level of gains on disposal of properties in the second quarter of 1996. (The Company had recorded a net credit in OREO expense of $18,000 in 1996.)

Stationary and supplies expense was $46,000 below the second quarter 1996 levels primarily due to control procedures put in place in late 1996. Other expenses are $54,000 below the second quarter of 1996 levels primarily in the areas of loan processing and collections, insurance and miscellaneous losses.

Pretax income increased $195,000 or 6.1% for the three months ended June 30, 1997 compared to the same period of 1996, while income taxes increased only $34,000 due to the increased investment by the Company in tax exempt securities. Comparative income after taxes increased $161,000 to $2,265,000 or 7.7% for the quarter ended June 30, 1997 vs. 1996.

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

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of June 30, 1997 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. As shown in the chart below, at June 30, 1997, assuming no management action, the Company's near-term interest rate risk is to a declining rate environment over the next three months of 1997, as assets which re-price in the next three months exceed liabilities which would similarly re-price by 1.8% of earning assets. Thus, near term net interest revenue would be expected to be adversely affected by a decline in interest rates below the rates embedded in the current yield curve. However, interest rate risk exposure in the one year time frame is to a rising rate scenario, principally due to a higher level of fixed-rate liabilities relative to assets (9.9%) that would reprice in that time frame. This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements nor management actions that may be taken to manage this risk.


Maturity Repricing                                                                             Greater
 Date (1)(2)                                                     Total          One yr.        than
                                     3 months    4 months        within         to 5           five
                                     or less     to one yr.      one yr.        yrs.           yrs.         Total
                                     --------     --------      --------       --------       --------     --------
Securities (3)                        $36,701      $15,868       $52,569        $94,455        $40,152     $187,176

Fed Funds                              23,500                     23,500                        23,500

Commercial loans (3)                   52,954       28,860        81,814         28,723          1,369      111,906

Consumer loans (3)                     38,936       28,732        67,668         51,928          5,964      125,560

Mortgage loans (3)                     82,475       87,507       169,982         39,903         11,194      221,079
                                     --------     --------      --------       --------       --------     --------
Total interest
earning assets (1)                    234,566      160,967       395,533        215,009         58,679      669,221
                                     --------     --------      --------       --------       --------     --------

Savings (4)                            69,782      143,818       213,600                                    213,600

NOW (5)                                             48,832        48,832                                     48,832

MMDA (5)                               70,554                     70,554                                     70,554

Time (5)                               81,913       46,791       128,704         41,912             11      170,627

Other interest-bearing
liabilities                               107                        107          1,725                       1,832
                                     --------     --------      --------       --------       --------     --------
Total interest-bearing
liabilities                           222,356      239,441       461,797         43,637             11      505,445
                                     --------     --------      --------       --------       --------     --------
Interest Sensitivity
gap (6)                               $12,210     $(78,474)     $(66,264)      $171,372        $58,668     $163,776
                                     --------     --------      --------       --------       --------     --------
Gap as a percent of
earnings assets                           1.8%      (11.7)%        (9.9)%          25.6%           8.8%        24.5%
                                     ========     ========      ========       ========       ========     ========

(1) Interest rate sensitivity gaps are defined as the fixed rate positions (assets less liabilities) for a given time period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular period. The gap positions reflect a repricing date at which date funds are assumed to "mature" and reprice to a current market rate for the asset or liability. The table does not include loans in nonaccrual status or net unrealized losses recorded on "available-for-sale" securities as of June 30, 1997.

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

(5) Other deposits: Time deposits are classified by contractual maturity or repricing frequency. NOW accounts are classified as four months to one year maturities. The balance of deposits are considered less than three month maturities, including all money market deposit accounts. The interest rate sensitivity assumptions presented for these deposits are based on historical and current experiences regarding balance retention and interest rate repricing behavior .

(6) Non-interest bearing deposit liabilities were approximately $154 million at June 30, 1997.

Capital Resources and Liquidity

The following summarizes the minimum capital requirements and capital position at June 30, 1997:



                                                         To be Well Capitalized
                                                         Under Prompt
                              Capital Position at        Corrective Action
                              June 30, 1997              Provision
                              ------------------------   -----------------------
                              Bank Only   Consolidated
                              ---------   ------------
Total Capital
 to Risk-Weighted Assets        12.41%          14.26%          10%


Tier 1 Capital
 to Risk-Weighted Assets        11.14           13.00            6


Tier 1 Capital to Average
 Assets (Leverage Ratio)         7.50            8.84            5(1)


(1) Regulatory authorities require all but the most highly rated banks and bank holding companies to have a leverage ratio of at least between 4.0% - 5.0%.

At June 30, 1997, the Bank met the requirements for a "well capitalized" institution based on its capital ratios as of such date.

The Company believes that its cash and cash equivalents of $57,631 million in addition to its securities available for sale of $166,949 million at June 30, 1997 are sufficient to meet both the funding needs of its borrowers and the liquidity requirements of its depositors.

The Company plans to open new branches in Middletown, NY (Orange County) and Wappingers Falls, NY (Dutchess County) as well as relocate its Newburgh Branch facility. Such new facilities are now expected to be completed around year end. The construction costs associated with these new facilities is anticipated to be approximately $1,250,000. The Company has sufficient capital resources to fund such construction.

PART II

Item 5.  Other Information
--------------------------

Listing on American Stock Exchange: Effective August 4, 1997, the Company begin primary trading on the American Stock Exchange under the symbol "HCK". The primary trading market has previously been the NASDAQ National Market System under the symbol "HCBK".

Item 6(a).  Exhibits
--------------------

Exhibit 27              Financial Data Schedule
Exhibit 99              Press Release  - listing on American Stock Exchange

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                        Hudson Chartered Bancorp, Inc.
                                                (Registrant)


Date:   August 11, 1997                 /s/ Paul A. Maisch
                                        ---------------------------
                                        Paul A. Maisch
                                        Duly Authorized Officer and
                                        Principal Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number          Description
-------         -----------

27                      Financial Data Schedule
99                      Press Release - Listing on American Stock Exchange