Form 10-Q
period 1997-09-30
HUDSON CHARTERED BANCORP INC
filed 1997-11-12
CIK 776848

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 1997
                                ------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ---------     ---------

Commission file number 1-13213
                       -------

                        HUDSON CHARTERED BANCORP, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          New York                                               14-1668718
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer)
 incorporation or organization)                             Identification No.)

PO Box 310, Route 55, Lagrangeville, NY                             12540
----------------------------------------                       ---------------
(Address of principal executive offices)                          (Zip Code)

                                 (914)471-1711
             ----------------------------------------------------
             (Registrant`s telephone number, including area code)


--------------------------------------------------------------------------------
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

7,054,843 shares of Common Stock outstanding, par value $.80 per share, at October 31, 1997.

HUDSON CHARTERED BANCORP, INC. & SUBSIDIARIES


INDEX

                                                                  Page Reference
                                                                  --------------
PART I

Item 1 -  Financial Statements

          Condensed Consolidated Balance Sheets                         1

          Condensed Consolidated Statements
          of Income & Expense                                           2

          Condensed Consolidated Statements
          of Cash Flows                                                 3

          Condensed Consolidated Statement
          of Changes in Stockholders' Equity                            4

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                          5

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                11


PART II

Item 6(a) Other Information                                            24


          Signatures                                                   26

Part 1
Item 1: Financial information

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES                       Form 10-Q
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

                                                                   September 30,     December 31,
                                                                        1997             1996          VARIANCE
                                                                   -------------    -------------    -------------
ASSETS
Cash and due from banks                                            $      30,263    $      35,929    $      (5,666)
Federal funds sold                                                        26,800           11,350           15,450

                                                                   -------------    -------------    -------------
Total cash and cash equivalents                                           57,063           47,279            9,784

Securities
 Available for sale                                                      164,570          162,915            1,655
 Held to maturity                                                         21,399           13,568            7,831
 Regulatory securities                                                     2,755            2,755                0

Loans held for sale                                                           99              168              (69)

Loans( see notes)

   Gross loans                                                           457,289          451,751            5,538
Allowance for loan losses                                                 (9,453)          (9,302)            (151)

                                                                   -------------    -------------    -------------
   Net loans                                                             447,836          442,449            5,387

Premises and equipment, net                                               15,803           16,249             (446)
Accrued income                                                             5,878            5,191              687
Other assets                                                               7,905            6,301            1,604

                                                                   -------------    -------------    -------------

TOTAL ASSETS                                                       $     723,308    $     696,875           26,433
                                                                   =============    =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (see notes)
 Non-Interest bearing                                              $     149,965    $     142,256            7,709
 Interest bearing                                                        498,877          483,570           15,307

                                                                   -------------    -------------    -------------
Total deposits                                                           648,842          625,826           23,016

Notes payable                                                              1,821            1,854              (33)
Other liabilities                                                          4,316            4,030              286

                                                                   -------------    -------------    -------------
   TOTAL LIABILITIES                                                     654,979          631,710           23,269

STOCKHOLDERS' EQUITY (see notes)
Common stock                                                               3,854            3,854                0
Common paid-in capital                                                    40,863           40,863                0
Retained earnings                                                         25,948           21,830            4,118
Net unrealized securities gains                                              820              296              524
Employee stock ownership plan                                                (96)            (129)              33
Treasury stock                                                            (3,060)          (1,549)          (1,511)

                                                                   -------------    -------------    -------------
   TOTAL STOCKHOLDERS' EQUITY                                             68,329           65,165            3,164

                                                                   -------------    -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $     723,308    $     696,875    $      26,433
                                                                   =============    =============    =============

See notes to condensed consolidated financial statements.

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES                        FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(dollars in thousands, except per share data)
(Unaudited)

                                                         Three         Three            Nine            Nine
                                                      Months Ended  Months Ended    Months Ended    Months Ended
                                                         9/30/97      9/30/96          9/30/97         9/30/96
                                                      ------------  ------------    ------------    ------------
Interest income:
 Loans, including fees                                $     10,353  $      9,892          30,507    $     29,334
 Federal funds sold                                            443           273             812             958
 Taxable securities                                          1,618         2,068           5,420           6,151
 Tax-exempt securities                                         849           542           2,360           1,608
                                                      ------------  ------------    ------------    ------------
Total interest income                                       13,263        12,775          39,099          38,051

Interest expense                                             5,234         4,973          15,436          15,083
                                                      ------------  ------------    ------------    ------------
Net interest income                                          8,029         7,802          23,663          22,968

Provision for loan loss                                        600           750           1,900           2,100
                                                      ------------  ------------    ------------    ------------
Net interest income
 after provision for loan losses                             7,429         7,052          21,763          20,868
                                                      ------------  ------------    ------------    ------------
Noninterest income:
 Service charges and fees                                      968         1,045           3,003           3,126
 Trust earnings                                                195           168             540             477
 Gains on sales of securities, net                             102            13             136             105
 Gains on sales of loans, net                                   47            32             126             160
 Other income                                                  257           297             885             798
                                                      ------------  ------------    ------------    ------------
Total noninterest income                                     1,569         1,555           4,690           4,666
                                                      ------------  ------------    ------------    ------------
GROSS OPERATING INCOME                                       8,998         8,607          26,453          25,534
                                                      ------------  ------------    ------------    ------------
Noninterest expense:
 Salaries and employee benefits                              3,131         2,929           9,244           8,745
 Net occupancy and equipment expense                           961           959           3,016           2,959
 Advertising and Public Relations                              157            66             407             268
 Stationary & supplies                                         101           154             323             462
 Telephone                                                     116           112             369             302
 Other real estate owned                                        82            27             139              35
 Other expenses                                                996         1,148           2,927           3,266
                                                      ------------  ------------    ------------    ------------
Total noninterest expense                                    5,544         5,395          16,425          16,037
                                                      ------------  ------------    ------------    ------------
Income before income taxes                                   3,454         3,212          10,028           9,497

 Income taxes                                                1,121         1,102           3,291           3,270
                                                      ------------  ------------    ------------    ------------
Net income                                            $      2,333  $      2,110    $      6,737    $      6,227
                                                      ============  ============    ============    ============

Weighted average common shares outstanding:

Primary                                                  7,254,000     7,221,000       7,269,000       7,016,000
Fully diluted                                            7,294,000     7,252,000       7,320,000       7,248,000

PER COMMON SHARE DATA:
Primary earnings                                      $       0.32  $       0.29    $       0.93    $       0.88
Fully diluted earnings                                        0.32          0.29            0.92            0.86

Cash dividends declared                                       0.13          0.11            0.37            0.30
Book value at period end                                                                    9.70    $       8.89



See notes to condensed consolidated financial statements.

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES                        FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

                                                                                  Nine
                                                                              Months Ended
                                                                        9/30/97            9/30/96
                                                                      -----------        -----------
OPERATING ACTIVITIES
 Net income                                                           $     6,737        $     6,227
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for loan losses                                                  1,900              2,100
 Depreciation and amortization                                              1,429              1,246
 Amortization of security premiums and
  accretion of discounts                                                      223                228
 Amortization of core deposit intangible                                       87                 99
 Realized gains on sales of securities and loans                             (262)              (265)
 Deferred income tax benefits                                                (112)               (50)
 Increase in other assets                                                  (3,038)              (501)
(Decrease) in other liabilities                                               169                124


 NET CASH PROVIDED BY OPERATING ACTIVITIES                                  7,133              9,208
                                                                      -----------        -----------
INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale                      47,074             15,157
 Proceeds from maturities of securities available for sale                 15,943             34,749
 Proceeds from maturities of securities held to maturity                    3,190              3,282
 Purchases of securities available for sale                               (66,639)           (56,306)
 Purchases of securities held to maturity                                  (8,237)            (4,985)
 Sales of loans                                                             6,516              7,010
 Net increase in loans                                                    (13,608)           (32,529)
 Purchases of premises and equipment                                         (983)              (504)
 Proceeds from sale of OREO                                                   393              1,144
                                                                      -----------        -----------
 NET CASH USED BY INVESTING ACTIVITIES                                    (16,351)           (32,982)
                                                                      -----------        -----------

FINANCING ACTIVITIES
 Net increase  (decrease) in deposit accounts                              23,016             14,850
 Proceeds from issuance of stock                                            1,947              1,011
 Redemption of Preferred Series B stock                                                         (123)
 Repurchase of common stock                                                (3,491)            (1,116)
 Cash dividends- preferred                                                                      (193)
 Cash dividends- common                                                    (2,470)            (1,899)
                                                                      -----------        -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                 19,002             12,530
                                                                      -----------        -----------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           9,784            (11,244)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            47,279             67,853
                                                                      -----------        -----------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    57,063        $    56,609
                                                                      ===========        ===========
CASH PAID FOR:
 Interest                                                             $    15,358        $    15,353
 Taxes                                                                      2,852              3,298

NON-CASH ITEMS
 Transfer from loans to OREO                                          $     1,130        $     1,174
 Sale of OREO funded by loans                                                                    274
 Net change in unrealized gains (losses) recorded
  on securities available for sale                                            904             (1,193)
 Change in deferred taxes on net unrealized (gains)
  losses recorded on securities available for sale                            379                485
Conversion of Preferred Series B stock into common shares                                      5,590

See notes to condensed consolidated financial statements.

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

                                                                                     Net
                                                       Additional                 Unrealized
                                            Common      Paid-in      Retained       Gains         Treasury
                                            Stock       Capital      Earnings    on Securities     Stock         ESOP       Total
                                          ----------   ----------   ----------   -------------   ----------   ----------   --------
Balance January 1, 1997                   $    3,854   $   40,863   $   21,830   $         296      ($1,549)       ($129)  $ 65,165

Net income                                                              6,737                                                 6,737
Cash dividends declared on common
stock ($0.37 per share)                                                (2,586)                                               (2,586)

Dividend reinvestment and stock
purchase plan - 42,747 shares                                                                           634                     634
Options exercised - 111,052 shares                                                                    1,313                   1,313
Net loss on issuance of treasury
stock - 153,805 shares                                                    (33)                           33
Purchases of treasury
stock - 129,321 shares                                                                               (3,491)                 (3,491)

Payments on ESOP borrowings                                                                                           33         33
Net change in unrealized gain
on securities, after tax                                                                   524                                  524
                                          ----------   ----------   ----------   -------------   ----------   ----------   --------
Balance September 30, 1997                $    3,854   $   40,863   $   25,948   $         820      ($3,060)        ($96)  $ 68,329
                                          ==========   ==========   ==========   =============   ==========   ==========   ========

FORM 10-Q

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation
---------------------

The consolidated financial statements and related notes have been prepared in accordance with Regulation S-X under the Securities Exchange Act of 1934, as amended, and consequently the accompanying unaudited and condensed consolidated financial statements and notes do not contain all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited consolidated financial statements and note disclosures in the Annual Report on Form 10-K for the year ended December 31, 1996.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1997 and its consolidated results of operations for the three and nine month periods ended
September 30, 1997 and 1996 and the consolidated cash flows for the nine months ended September 30, 1997 and 1996, and changes in consolidated stockholders' equity for the nine months ended September 30, 1997.

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

The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Material intercompany items and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to current presentation.

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

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products; actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; other normal business risks such as credit losses, litigation, etc.; and the extent and timing of legislative and regulatory actions and reform.

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

On a pro forma basis, the effect of this statement will be to report earnings per share as follows:

Earnings per share as reported (per APB 15):


                               Nine months ended                Three months ended
                               -----------------                ------------------
                        Sept. 30, 1997  Sept. 30, 1996   Sept. 30, 1997  Sept. 30, 1996
                        --------------  --------------   --------------  --------------
Primary earnings
  per share                  $0.93           $0.88            $0.32          $0.29

Fully diluted earnings
  per share                   0.92            0.86             0.32           0.29


Pro forma earnings per share (per SFAS No. 128):

                               Nine months ended                Three months ended
                               -----------------                ------------------
                        Sept. 30, 1997  Sept. 30, 1996   Sept. 30, 1997  Sept. 30, 1996
                        --------------  --------------   --------------  --------------
Basic earnings
  per share                  $0.95           $0.89           $0.33            $0.30

Diluted earnings
  per share                   0.93            0.86            0.32             0.29

Reporting Comprehensive Income and Disclosures About Segments of an
-------------------------------------------------------------------
Enterprise and Related Information
----------------------------------

In June 1997, the FASB issued two new accounting standards, SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information".

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

SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments and in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement requires that public business enterprises report a measure of segment profit or loss, certain specific revenue/expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions. This statement is effective for financial statements for periods beginning after December 15, 1997.

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

Loans
-----

Major classifications of loans (excluding loans held for sale) are summarized below (in thousands):

                               At Sept. 30, 1997        At December 31, 1996
                               -----------------        --------------------
Commercial and industrial                $72,638                     $71,887

Consumer installment                      90,625                      80,998

Real estate - construction                10,757                      12,227

Real estate - mortgage
(Commercial)                             143,205                     143,199

Real estate - mortgage
(Residential & Home Equity)              134,563                     137,226

Other loans                                5,501                       6,214
                                        --------                    --------
Total                                   $457,289                    $451,751
                                        ========                    ========

Deposits
--------

Major classifications of deposits are summarized below (in thousands):

                               At Sept. 30, 1997        At December 31, 1996
                               -----------------        --------------------
Demand deposits                         $149,965                    $142,256

NOW accounts                              49,388                      47,304

Money market deposit account              65,699                      63,871

Savings accounts                         208,787                     210,130

Time deposits under $100,000             133,896                     121,762

Time deposits over $100,000               41,107                      40,503
                                        --------                    --------

Total                                   $648,842                    $625,826
                                        ========                    ========

Securities
----------

Securities consist of the following (in thousands):

                                          At Sept. 30, 1997               At December 31, 1996
                                    ----------------------------      ----------------------------
                                     Carrying  Amortized   Fair        Carrying  Amortized   Fair
                                      Amount     Cost     Value         Amount     Cost     Value
                                    --------  --------  --------      --------  --------  --------
US Treasury:

  Available for Sale                 $42,088   $41,907   $42,088       $54,780   $54,716   $54,780

US Gov't Agencies:

  Available for Sale                  29,532    29,443    29,532        29,032    28,858    29,032

Obligations of States
and Political Subdivisions:

  Available for Sale                  70,910    69,865    70,910        54,574    54,247    54,574

  Held to Maturity                    21,324    21,324    21,827        13,543    13,543    13,879

Other Securities:

  Available for Sale                  22,040    21,952    22,040        24,529    24,594    24,529

  Held to Maturity                        75        75        75            25        25        25

  Regulatory Securities                2,755     2,755     2,755         2,755     2,755     2,755
                                    --------  --------  --------      --------  --------  --------
Total Securities                    $188,724  $187,321  $189,227      $179,238  $178,738  $179,574
                                    ========  ========  ========      ========  ========  ========

Total Available for Sale            $164,570  $163,167  $164,570      $162,915  $162,415  $162,915

Total Held to Maturity                21,399    21,399    21,902        13,568    13,568    13,904

Regulatory Securities                  2,755     2,755     2,755         2,755     2,755     2,755
                                    --------  --------  --------      --------  --------  --------
Total Securities                    $188,724  $187,321  $189,227      $179,238  $178,738  $179,574
                                    ========  ========  ========      ========  ========  ========

At September 30, 1997 the net unrealized gain on Securities Available for Sale (net of tax effect of $583,000) that was included as a separate component of stockholders' equity was $820,000.

Earnings per common share (1996 Data adjusted for 10% stock dividend declared
-------------------------
December 1996. 1996 and 1997 data adjusted for the three for two stock split paid as a 50% stock dividend declared September 1997.)

Primary earnings per common share is computed as follows (in thousands, except per share data):


                                          Nine months ended   Three months ended
                                           Sept. 30, 1997       Sept. 30, 1997
                                          -----------------   ------------------
                                           1997      1996       1997      1996
                                          -------  --------   --------  --------
Weighted average common shares
  outstanding                               7,058     6,874      7,032     7,084

Net effect of dilutive stock options
  (at average market price)                   211       142        222       137
                                           ------    ------     ------    ------
Total "primary" shares                      7,269     7,016      7,254     7,221
                                           ======    ======     ======    ======

Net income                                 $6,737    $6,227     $2,333    $2,110

Less preferred stock dividends declared         0       (89)         0         0
                                           ------    ------     ------    ------

Net income applicable to common stock      $6,737    $6,138     $2,333    $2,110
                                           ======    ======     ======    ======

"Primary" earnings per common share        $ 0.93    $ 0.88     $ 0.32    $ 0.29
                                           ======    ======     ======    ======


Fully diluted earnings per common share is computed as follows (in thousands, except per share data):

                                          Nine months ended    Sept. months ended
                                           Sept. 30, 1997        Sept. 30, 1996
                                          -----------------    ------------------
                                           1997      1996        1997      1996
                                          -------   -------    --------   -------
Weighted average common shares
  outstanding                               7,058     6,874       7,032     7,084

Net effect of dilutive stock options
  (at the greater of average or period
  end market price)                           262       168         262       168

Assumed conversion of Series B,
  preferred stock                               0       206           0         0
                                           ------    ------      ------    ------
Total "fully diluted" shares                7,320     7,248       7,294     7,252
                                           ======    ======      ======    ======

Net income applicable to common stock      $6,737    $6,227      $2,333    $2,110
                                           ======    ======      ======    ======
"Fully diluted" earnings per
  common share                             $ 0.92    $ 0.86      $ 0.32    $ 0.29
                                           ======    ======      ======    ======

Stockholders' Equity
--------------------

Authorized common stock, $.80 par value, is 20,000,000 shares. Issued and outstanding shares (net of treasury shares) at September 30, 1997 and December 31, 1996, were 4,694,299 and 4,308,029, respectively. The Company paid a 10% stock dividend in January 1997, which increased common shares outstanding by 430,802 shares and a 50% stock dividend in October 1997 which increased comon shares outstanding by 2,351,654. (All 1996 and 1997 per share data has been accordingly restated in the condensed consolidated statements of income and expense and Stockholders' Equity.)

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------

The Company's financial condition on September 30, 1997 reflected total assets of $723.3 million, an increase of $26.4 million or 3.8% over total assets at December 31, 1996. Net loans increased some $5.4 million or 1.2% to $447.8 million at September 30, 1997. Cash and cash equivalents increased from $46.4 million at December 31, 1996 to $57.1 million at September 30, 1997. Other assets increased by $1.0 million. Aggregate securities investments were $188.7 million at September 30, 1997, an increase of $9.5 million or 5.3% from the level at December 31, 1996.

During the first three quarters of 1997, the Bank wrote new loan originations of $107.6 million. However, normal amortization and prepayments (which average approximately $10.6 million per month) and sales of loans into the secondary market (which were approximately $6.5 million) resulted in a net $5.4 million increase in loans outstanding at September 30, 1997 compared to December 31, 1996. The increases arose in the categories of commercial loans ($.8 million), and consumer, principally "indirect", installment loans ($9.6 million). These increases were offset partially by declines in real estate construction loans of $1.5 million, and other loans of $.7 million. Further, real estate mortgage loans declined by $2.7 million (entirely in the residential area).

Period end total deposits increased $23.0 million or 3.7% in the first nine months of 1997 to $648.8 million. Of this amount, total Public (Municipal) Funds increased $14.7 million or 30.2% to $63.3 million and total non-public funds increased $8.3 million or 1.4% to $585.5 million, which principally reflects the effects of the Bank's second quarter "No Penalty CD" promotion, the third quarter seasonality in the demand deposit category, and the contribution of the Bank's new Orange County, NY branches, in Monroe and Goshen which since opening up early this year, non-municipal deposits have grown to $8.9 million at quarter end.

The following tables summarize the net changes in public (municipal) fund and non-public fund deposits from December 31, 1996 to September 30, 1997 (in thousands):

Public Funds

                                                                       Percent
                                                                       Change
                                          Balance    Balance    Net     over
                                          12/31/96   9/30/97   Change  Y/E 96
                                          --------   -------  -------  -------
Demand accounts                           $  2,239   $ 6,908  $ 4,669    208.5%

NOW accounts                                10,296    14,108    3,812     37.0

Money market accounts                       11,136    15,098    3,962     35.5

Savings accounts                             3,046     2,671     (375)   (12.3)

Time deposits                               21,929    24,557    2,628     11.9
                                          --------   -------  -------  -------
Total public deposits                      $48,646   $63,342  $14,696     30.2%
                                          ========   =======  =======  =======

Public funds balances increased late in the third quarter due both to the regular receipt of state aid payments and to school district tax assessments levied in September. This increase is expected to reverse by year end as the result of the applicable school districts employing their funds.

                                                                       Percent
                                                                       Change
                                          Balance    Balance    Net     over
                                          12/31/96   9/30/97   Change  Y/E 96
                                          --------  --------  -------  -------
Demand accounts                           $140,017  $143,057  $ 3,040      2.2%

NOW accounts                                37,008    35,280   (1,728)    (4.6)

Money market accounts                       52,735    50,601   (2,134)    (4.1)

Savings accounts                           207,084   206,116     (968)    (.46)

Time deposits                              140,336   150,446   10,110      7.2
                                          --------  --------  -------  -------
Total non public deposits                 $577,180  $585,500  $ 8,320      1.4%
                                          ========  ========  =======  =======

Total Stockholders' Equity increased $3,164,000, or approximately 4.9%. Net retentions of $4.1 million were partially offset by net treasury stock purchases of $1.5 million. Unrealized gains (net of tax) on available for sale securities increased $524,000 to $820,000 at September 30, 1997 vs. $296,000 at December 31, 1996, as public market interest rates declined during the second and third quarters to levels below those at the beginning of the year.

Results of Operations
---------------------

Interest income as reported, for the nine months ended September 30, 1997, compared to the same period in 1996, increased $1,048,000 while interest expense increased by $353,000. This resulted in an increase in net interest income of $695,000. Provision for loan losses decreased by $200,000. Total non-interest income increased $24,000 or .5%. Total noninterest expenses increased by $388,000 or 2.4%. Net income after tax increased by $510,000 or 8.2%. Fully diluted earnings per share increased $.06 to $.92 for the nine months of 1997 vs. 1996.

Net income and earnings per common share data is presented in the following table:

                                     Nine months ended    Three months ended
                                     9/30/97   9/30/96    9/30/97    9/30/96
                                     -------   -------    -------    -------
Net income (in thousands)            $ 6,737   $ 6,227    $ 2,333    $ 2,110

Per common share:*

Primary earnings                     $  0.93   $  0.88    $  0.32    $  0.29

Fully diluted earnings                  0.92      0.86       0.32       0.29

* Adjusted for the 10% stock dividend declared December 1996 and the 50% stock dividend declared September 1997.

The Company's return on average assets and return on average equity for the nine months and three months ended September 30, 1997 and 1996, are detailed in the table below:

                                     Nine months ended    Three months ended
                                     9/30/97   9/30/96    9/30/97    9/30/96
                                     -------   -------    -------    -------
Return on assets                        1.27%     1.20%      1.30%      1.20%

Return on total stockholders' equity   13.73     13.55      14.14      13.70

Interest income
---------------

On a tax equivalent basis, gross interest income increased by $1,435,000 or 3.7% for the nine months ended September 30, 1997 compared to the same period in 1996. Total interest expense increased by $353,000 or 2.3% for the nine months period ended September 30, 1997 as compared to the nine months ended September 30, 1996. For the first nine months of 1997, the Company experienced a net increase in average earning assets compared to the same period of 1996 of $17.7 million. Average loans increased by $22.5 million.

Loan growth was principally funded by an increase in average deposits of $12.4 million, reductions in Fed funds sold of $5.1 million and an increase in average shareholders' equity of $4.2 million for the nine month period ended 1997 compared to 1996.

The table below sets forth the consolidated average balance sheets for the Company for the periods included. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities. Nine Months Ended September 30,

                                             1997                             1996
                                  ---------------------------     ---------------------------
                                  Average              Yield/     Average              Yield/
                                  Balance   Interest   Cost       Balance   Interest   Cost
                                  --------  --------   ------     --------  --------   ------
ASSETS
Interest-earning assets:

Loans (1)                         $454,483  $ 30,507     8.95%    $432,009  $ 29,334     9.05%

Taxable Securities                 118,348     5,420     6.11%     138,768     6,151     5.91%

Tax-exempt Securities (2)           65,898     3,575     7.23%      45,130     2,436     7.20%

Fed Funds Sold                      19,654       812     5.51%      24,759       958     5.16%
                                  --------  --------              --------  --------
Total Interest Earning
Assets                             658,383    40,314     8.16%     640,666    38,879     8.09%

Cash & Due from Banks               32,102                          30,990

Premises & Equipment                16,170                          16,702

Other Assets                        12,840                          12,774

Allowance for Loan Losses           (9,478)                         (8,898)
                                  --------                        --------
Total Assets                      $710,017                        $692,234
                                  ========                        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-Bearing
 Liabilities:

Savings Deposits                   $210,221 $  6,341     4.02%    $212,382  $  6,259     3.93%

NOW Accounts                         48,628      432     1.18%      50,410       460     1.22%

Money Market Accounts                69,011    1,752     3.38%      68,989     1,745     3.37%

CD's over $100,000                   35,918    1,565     5.81%      22,206       899     5.40%

Other Time Deposits                 132,093    5,266     5.32%     136,612     5,637     5.50%

Borrowed Funds                        1,838       80     5.80%       1,880        83     5.89%
                                  --------  --------              --------  --------

Total Interest-Bearing Liabilities  497,709   15,436     4.14%     492,479    15,083     4.08%

Noninterest-Bearing
 Liabilities:
Demand Deposits                    141,614                         134,400

Other                                5,247                           4,084
                                  --------                        --------
Total Noninterest-
BearingLiabilities                 146,861               3.19%     138,484               3.19%

Stockholders' Equity                65,447                          61,271
                                  --------                        --------

Total Liabilities and
Stockholders' Equity              $710,017                        $692,234
                                  ========                        ========
Net interest Margin                           24,878     5.04%                23,796     4.95%

ment                                          (1,215)                           (828)
                                            --------                        --------

Net Interest Income                         $ 23,663     4.79%              $ 22,968
                                            ========     =====              ========

Excess of interest earning
assets over interest
bearing liabilities               $160,674                        $148,187

Ratio of Average Interest-
Earning Assets to Average
Interest-Bearing
Liabilities                         132.28%                         130.09%

-------------------------------------------------------------------------------
(1) Average Balances include non-accrual loans.
(2) Tax Equivalent Yields on tax-exempt securities based on a Federal tax rate of 34%.

The following table reflects the effects of changes in volumes and interest rates for each of the same categories on a tax equivalent basis:

Rate/Volume Analysis (in thousands)

                                    Nine Months Ended September 30,
                                            1997 vs. 1996
                                    -------------------------------
                                      Increase (Decrease) due to
                                    -------------------------------
                                    Volume       Rate         Net
                                    ------      -----        ------
Interest Income:
Loans                               $1,508      $(335)       $1,173

Taxable investment securities         (935)       204          (731)

Tax-exempt investment
securities                           1,127         12         1,139

Federal funds sold                    (211)        65          (146)
                                    ------      -----        ------
Total interest income                1,489        (54)        1,435

Interest expense:

  Savings deposits                     (65)       147            82

  NOW/accounts                         (16)       (12)          (28)

  Money market accounts                  1          6             7

  Certificates over $100,000           597         69           666

  Other Time Deposits                 (180)      (191)         (371)

  Borrowed funds                        (2)        (1)           (3)
                                    ------      -----        ------
Total interest expense                 335         18           353
                                    ------      -----        ------
Net interest margin                  1,154        (72)        1,082

  Less tax equivalent affect          (383)        (4)         (387)
                                    ------      -----        ------
Net interest income                 $  771      $ (76)       $  695
                                    ======      =====        ======

Average yields on interest earning assets increased to 8.16% for the nine months ended September 30, 1997 vs. 8.09% as of the same period in 1996 as increases in investment yields offset declines in loan yields. Liability rates increased to 4.14% for the nine months ended September 30, 1997 vs. 4.08% as of September 1996. However, due to the growth in noninterest bearing demand deposit balances, net interest margins on a tax equivalent basis increased .09% to 5.04% for the nine months ended September 30, 1997 compared to the same period in 1996. Variances due to changes in rates produced a $76,000 decrease in net interest income in the nine months of 1997 compared to the same period in 1996, while the increase in average earning assets of $17.7 million (compared to an increase in interest bearing liabilities of $5.2 million) principally contributed to the $771,000 increase in net interest income due to volume variances over the same period.

The net effect was that net interest income before provisions for loan losses grew to $23.7 million for the nine months ended September 30, 1997 compared to $23.0 million for the comparable period in 1996, or an increase of $695,000 (3.0%).

Provision for loan losses and credit quality
--------------------------------------------

The loan loss provision for the nine month period ended September 30, 1997 was $1,900,000 compared to $2,100,000 for the comparable period in 1996, a 9.5% decrease. Total net charge-offs for the nine months of 1997 were $1,749,000, compared to $1,981,000 for the same period in 1996. The ratio of net chargeoffs to average loans, on an annualized basis, decreased to .51% in the first nine months of 1997 vs. .61% for the same period of 1996.

Nonperforming assets increased slightly to $6.4 million at September 30, 1997 compared to $6.1 million at December 31, 1996. While there was turnover in the Company's OREO portfolio, OREO balances outstanding of $1,151,000 showed an increase of $498,000 at September 30, 1997 from year end 1996, and non-performing loans decreased by some $229,000, from $5.5 million to $5.3 million. The change in nonperforming loans is attributable to a $64,000 increase in nonperforming construction/land development and real estate loans, a $106,000 decline in nonperforming consumer loans, and a $187,000 decrease in nonperforming commercial and industrial loans. The Company's ratio of loan loss allowance to non-performing loans stood at 180% at September 30, 1997 compared to 169% at year-end 1996, and the allowance represented 2.07% of loans vs. 2.06% at the end of 1996. The period-end ratio of non-performing assets, to total assets remained relatively unchanged at .89% for September 30, 1997 compared to
 .88% at December 31, 1996, due to the slight increase in nonperforming assets, offset by the growth in total assets during this period.

Nonperforming assets represent 115 loans or OREO properties of which on1y 21 have balances in excess of $100,000, and no nonperforming assets have a balance greater than $400,000. Of the total nonperforming assets, 31.8% is secured by residential property, 53.4% by commercial property, and 14.8% by other assets or unsecured.

Provisions for loan losses are based on management's assessment of risk of loss inherent in the loan portfolio and as such reflect, among other things, both trends in local economic conditions and the categorization of the credit quality of individual loans. Such assessment is ongoing, and may not directly reflect the charge-offs taken in any accounting period, although the trend in charge-offs is an important element in the evaluation of the adequacy of the allowance for loan losses. Provisioning policy during the recent years has resulted in a ratio of allowance for loan losses to total loans of approximately 2.0%. The ratio of the allowance for loan losses to total nonperforming loans does not reflect collateral values, although 82% of all of the Bank's nonperforming loans are collateralized by real estate.

Management believes that the allowance for loan losses is adequate to cover the risk of loss inherent in the portfolio but no assurance can be given that the relatively stable current economic conditions of the Company's overall market area will not be unsettled by future events. Any such developments would be expected to adversely effect the financial performance of the Company.

The table below summarizes the Company's loan loss experience for the periods indicated:

                                For the nine months          For the year
                                ended September 30,       ended December 31,
                                  1997       1996       1996    1995    1994
                                -------     -------   ------- ------- -------
Balance at beginning of
period                           $9,302      $8,770    $8,770  $8,326  $7,322

Chargeoffs:
Commercial & industrial           1,210         652       889     411     350

Consumer installment &
other                               451         468       554     593     292

Real estate mortgage                400       1,049     1,289   1,164   1,059
                                -------     -------   ------- ------- -------
Total charge-offs                 2,061       2,169     2,732   2,168   1,701

Recoveries:
Commercial                           72          39        89      75      63

Installment                          50         111       130     193     153

Real estate                         190          38       195      44      20
                                -------     -------   ------- ------- -------
Total recoveries                    312         188       414     312     236
                                -------     -------   ------- ------- -------
Net charge-offs                  (1,749)     (1,981)   (2,318) (1,856) (1,465)

Provision for Loan Losses         1,900       2,100     2,850   2,300   2,400

Transfers, other *                                                         69
                                -------     -------   ------- ------- -------
Balance at end of period         $9,453      $8,889    $9,302  $8,770  $8,326
                                =======     =======   ======= ======= =======

Ratio of net charge-offs to
average loans outstanding
during the period
(annualized)                        .51%        .61%      .53%    .43%    .37%

Allowance for loan losses
as a percent of period-end
loans                              2.07%       2.00%     2.06%   2.08%   1.93%

Allowance as a percent of
non-performing loans                180%        159%      169%    166%    163%

Nonperforming loans and OREO
to total loans and OREO            1.40%       1.41%     1.36%   1.53%   1.45%

* An adjustment of $69,000 was transferred to the allowance for loan losses as a result of the acquisition of loans of the First National Bank of Amenia.

The table below summarizes the Company's nonperforming assets and restructured loans at the dates indicated (dollars in thousands):

                                         at September 30,       at December 31,
                                          1997     1996       1996     1995    1994
                                        -------  -------    -------  -------  -------
Nonaccrual loans: (1)

Real estate mortgage                    $ 2,491  $ 4,056    $ 3,503  $ 3,246  $ 3,866

Commercial & Industrial                     421      968        712    1,013      200

Consumer & other                            108      121        313      148       39
                                        -------  -------    -------  -------  -------
Total nonaccrual loans                    3,020    5,145      4,528    4,407    4,105

Loans 90 days or more
past due and still
accruing:

Real estate mortgage                        548        -        216       28      620

Commercial & industrial                     297      231        193      476       84

Consumer & other                            121        -         22       18      191
                                        -------  -------    -------  -------  -------
Total 90 days past due
accruing                                    966      231        431      522      895

Restructured - real
estate                                    1,278      207        534      349      119
                                        -------  -------    -------  -------  -------
Total non-performing
and restructured loans                    5,264    5,583      5,493    5,278    5,119

Percent of total loans                     1.15%    1.25%      1.22%    1.23%    1.18%

Other real estate owned                   1,151    1,032        653    1,196    1,150
                                        -------  -------    -------  -------  -------

Total non-performing
assets                                   $6,415   $6,615     $6,146   $6,474   $6,269
                                        =======  =======    =======  =======  =======

Nonperforming assets as
a percent of total
assets                                      .89%     .93%       .88%     .93%     .97%
                                        =======  =======    =======  =======  =======

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

Other real estate owned totals $1,151,000 at September 30, 1997 and includes thirteen properties acquired through foreclosure: two parcels of land, seven residences, and four non-farm nonresidential properties. Of this amount, there are currently contracts in place for sales totaling approximately $378,000. Management believes that the carrying values of such properties adequately reflect the risk of loss in their orderly disposal.

At September 30, 1997, the Company had approximately $7.4 million in loans requiring special attention (substandard compared to $10.2 million at December 31, 1996), in addition to the nonperforming loans and other nonperforming assets noted above. Such loans are being monitored so that if present concerns about the borrowers ability to comply with repayment terms becomes evident, management will be able to quickly assess impairment. Approximately 65% of all such loans are collateralized by real estate. Further deterioration in such borrowers' financial position may result in classifying them as nonperforming assets. The following table summarizes impaired loans for the periods indicated (in thousands):

                                              September 30, 1997      December 31, 1996
                                              ------------------      -----------------
Impaired loans with allowance established
($1,182,000 and $844,000, respectively)               $4,002,000             $3,202,000

Impaired loans with a writedown
($1,109,000 and $1,197,000 respectively)               1,231,000              1,750,000
                                                      ----------             ----------

Total                                                 $5,233,000             $4,952,000
                                                      ==========             ==========

Average amount of impaired loans
for the period                                        $5,093,000             $4,682,000
                                                      ==========             ==========

The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans (dollars in thousands):

                                 September 30,                                       December 31,

                           1997                 1996                1996                 1995                 1994
                    -------------------------------------     ----------------------------------------------------------
Balance at end                  % of                 % of                 % of                 % of                 % of
of period           Amount     total     Amount     total     Amount     total     Amount     total     Amount     total
applicable to:                 loans                loans                loans                loans                loans
                    --------  --------  --------  -------     -------  --------  ---------  --------  ---------  -------
Commercial &
industrial          $  2,056      15.9% $  2,492     16.1%    $ 2,476      15.9% $   2,355      16.6% $   2,010    22.10%

Consumer &
other                  2,043      21.0     1,687     18.5       1,702      19.3      1,400      16.1      1,363    12.20

Real estate -
construction                       2.4                2.2                   2.7                  3.1                1.50

Real estate -
mortgage               4,257      60.7     3,855     63.2       3,985      62.1      4,247      64.2      4,100    64.20

Unallocated            1,097                 855                1,139                  768                  853
                    --------  --------  --------  -------     -------  --------  ---------  --------  ---------  -------
Total               $  9,453    100.00% $  8,889   100.00%    $ 9,302    100.00%     8,770    100.00% $   8,326   100.00%
                    ========  ========  ========  =======     =======  ========  =========  ========  =========  =======

Noninterest Income
------------------

Total noninterest income increased $24,000 in the first nine months of 1997 to $4,690,000 compared to the same period of 1996. Gains on sales of securities increased by $31,000. "Other" noninterest income increased $87,000, of which $78,000 was due to the sale of annuity products and $59,000 was due to recoveries of income on a prior year item. These increases were mostly offset by declines in net gains on sales of loans of

$34,000, and the elimination of $96,000 in merchant processing income due to the sale of the merchant processing portfolio in the last quarter of 1996.

Other Expenses
--------------

In total, noninterest expense was up by $388,000 or 2.4% to $16,425,000 for the first nine months of 1997 compared to the same period of 1996.

Salaries and employee benefits increased $499,000 in the first nine months of 1997 compared to 1996, mainly due to the personnel costs associated with the Bank's new Orange County branches ($300,000), and other increases in compensation related to new hires and normal salary increases ($458,000). Such increases were partially offset by a change in the recorded amount of salary and benefit expenses related to stock appreciation rights' of $259,000. In the first quarter of 1997, all officers who had stock appreciation rights in tandem with options, waived such rights, but retained the rights to their related underlying stock options. As such, the Company recorded a recovery of $120,000 in previous expense vs. an expense charge of $139,000 in the comparable period of 1996.

Occupancy and equipment expense showed an increase of $57,000 over the same period in 1996, again mainly due to the Bank's expansion into Orange County. Telephone expense shows an increase due mainly to a refund of $24,000 received in 1996 and cost increases associated with expansion of the Bank's communications network. Other real estate owned expense increased $104,000 to $139,000 for the nine months ended September 30, 1997 as a result of additional writedowns of $131,000 associated with OREO properties carried in 1997 vs. 1996. Advertising and public relations expenditures increased by $139,000 (in conjunction with the promotion of new branches and increased product promotional activities). These increases in expenses were partially offset by a decrease in supply expense of $139,000 to $323,000 for the nine months ended September 30, 1997 vs. 1996 and a decline in other noninterest expenses of $339,000 or 10.4%. Major savings in other expenses include insurance expense ($62,000), miscellaneous losses (forgeries, etc. $82,000), postage savings through barcoding ($44,000) and loan processing, foreclosure and collection expenses ($93,000).

Despite the increase in pretax income, income tax expense remained relatively unchanged at $3,291,000 at September 30, 1997 compared to $3,270,000 at the same time in 1996, due to the increased investment in tax-exempt securities. The Company's effective tax rate was 32.8% and 34.4% for the nine months ended September 30, 1997 and 1996, respectively.

Three months ended September 30, 1997 vs. September 30, 1996
------------------------------------------------------------

Net interest income increased $227,000 or 2.9% for the three months ended September 30, 1997 compared to 1996, primarily due to interest on loans from higher average balances, partially offset by interest expense related to the funding of such increased loans.

Provisions for loan losses decreased $150,000 or 20.0% to $600,000 due to management's ongoing assessment of the amounts necessary to maintain an adequate allowance for possible loan losses, reflecting upon the more stable economic condition in the market place.

Other income increased $14,000 to $1,569,000 for the three months ended September 30, 1997, primarily as a result of a $27,000 of trust earnings due to higher account balances under administration and an increase of $89,000 in gains on security sales and increases in annuity sales commissions of $30,000 partially offset by service charge declines of $77,000 in the three months ended September 30, 1997 compared to 1996 (due in large part to customers increasing their balances to minimize such fees) and the reduction of $33,000 in merchant income from the sale of the portfolio in the fourth quarter of 1996.

Total noninterest expense increased $149,000 to $5,544,000 for the three months ended September 30, 1997 compared to September 30, 1996.

Salaries and benefits increased by $202,000 in this period due to the staffing associated with the new Orange County branches, additional support staff, and normal merit increases. Occupancy and equipment expense increased by $2,000 due to the cost associated with new branches were mostly offset by declines in depreciation on equipment.

Other real estate owned expense increased $55,000 to $82,000 in the three months ended September 30, 1997, primarily due to a higher level of gains on disposal of properties in the third quarter of 1996 compared to write downs of several properties of $67,000 in the third quarter of 1997.

Stationary and supplies expense was $53,000 below the third quarter 1996 levels primarily due to control procedures put in place in late 1996. Other expenses are $152,000 below the third quarter of 1996 levels primarily in the areas of loan processing and collections, insurance and miscellaneous losses offset by increases in advertising and public relations expenses of $91,000.

Pretax income increased $242,000 or 7.5% for the three months ended September 30, 1997 compared to the same period of 1996, while income taxes increased only $19,000 due to the increased investment by the Company in tax exempt securities. Comparative income after taxes increased $223,000 to $2,333,000 or 10.6% for the quarter ended September 30, 1997 vs. 1996.

Asset/Liability Management
--------------------------

Management believes the Company's ability to plan for changes in interest rates is a significant profitability factor. The Company's primary objective in managing interest rate sensitivity is to maintain a broadly balanced position between interest sensitive assets and liabilities in order to minimize the impact of significant interest rate fluctuations. Further, the historical level of demand deposits (approximately 20% of total deposits) tends to mitigate increases in interest rates and reduces the average cost of all liabilities to a level significantly below the average cost of only interest-bearing liabilities.

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of September 30, 1997 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. As shown in the chart below, at September 30, 1997, assuming no management action, the Company's near-term interest rate risk is to a declining rate environment over the next three months of 1997, as assets which re-price in the next three months exceed liabilities which would similarly re-price by 2.8% of earning assets. Thus, near term net interest revenue would be expected to be adversely affected by a decline in interest rates below the rates embedded in the current yield curve. However, interest rate risk exposure in the one year time frame is to a rising rate scenario, principally due to a higher level of fixed-rate liabilities relative to assets (7.3%) that would reprice in that time frame. This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements nor management actions that may be taken to manage this risk.

Maturity Repricing
 Date (1)(2)

                                                                            Greater
                                                       Total     One yr.      than
                                3 months   4 months    within     to 5        five
                                or less   to one yr.   one yr.     yrs.       yrs.       Total
                                --------  ----------  --------  ---------  --------  -------------
Securities (3)                  $ 56,463  $   18,156  $ 74,619  $  77,857  $ 36,248  $     188,724

Fed Funds                         26,800                26,800                              26,800

Commercial loans (3)              39,528      30,303    69,831     26,771     1,119         97,721

Consumer loans (3)                18,654      30,321    48,975     37,813     1,855         88,643

Mortgage loans (3)                94,223      96,323   190,546     55,664    24,814        271,024
                                --------    --------  --------   --------  --------     ----------
Total interest
earning assets (1)               235,668     175,103   410,771    198,105    64,036        672,912
                                --------    --------  --------   --------  --------     ----------
Savings (4)                       69,673     139,114   208,787                             208,787

NOW (5)                                       49,388    49,388                              49,388

MMDA (5)                          65,699                65,699                              65,699

Time (5)                          81,373      54,526   135,899     39,093        11        175,003

Other interest-bearing
liabilities                           96                    96      1,725                    1,821
                                --------    --------  --------   --------  --------     ----------

Total interest-bearing
liabilities                      216,841     243,028   459,869     40,818        11        500,698
                                --------    --------  --------   --------  --------     ----------

Interest Sensitivity
gap (6)                         $ 18,827    $(67,925) $(49,098)  $157,287  $ 64,025     $  172,214
                                ========    ========  ========   ========  ========     ==========

Gap as a percent of
earnings assets                      2.8%      (10.1)%    (7.3)%     23.4%      9.5%          25.6%
                                ========    ========  ========   ========  ========     ==========

(1) Interest rate sensitivity gaps are defined as the fixed rate positions (assets less liabilities) for a given time period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular period. The gap positions reflect a repricing date at which date funds are assumed to "mature" and reprice to a current market rate for the asset or liability. The table does not include loans in nonaccrual status or net unrealized losses recorded on "available-for-sale" securities as of September 30, 1997.

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

(6) Non-interest bearing deposit liabilities were approximately $150 million at September 30, 1997.

Capital Resources and Liquidity
-------------------------------

The following summarizes the minimum capital requirements and capital position at September 30, 1997:

                                                                      To be Well Capitalized
                                                                      Under Prompt
                                           Capital Position at        Corrective Action
                                           September 30, 1997         Provision
                                        ---------------------------   ----------------------
                                        Bank Only      Consolidated
                                        ----------     ------------
Total Capital
 to Risk-Weighted Assets                   12.81%          14.82%               10%
                                           =====           =====

Tier 1 Capital
 to Risk-Weighted Assets                   11.54           13.56                 6
                                           =====           =====

Tier 1 Capital to Average
 Assets (Leverage Ratio)                    7.75            9.21                 5(1)
                                           =====           =====

(1) Regulatory authorities require all but the most highly rated banks and bank holding companies to have a leverage ratio of at least between 4.0% - 5.0%.

At September 30, 1997, the Bank met the requirements for a "well capitalized" institution based on its capital ratios as of such date.

The Company believes that its cash and cash equivalents of $57,063 million in addition to its securities available for sale of $164,570 million at September 30, 1997 are sufficient to meet both the funding needs of its borrowers and the liquidity requirements of its depositors.

The Company plans to open new branches in Middletown, NY (Orange County) and Wappingers Falls, NY (Dutchess County) as well as relocate its Newburgh Branch facility. Foundation difficulties have caused delays in commencing construction and such new facilities are now expected to be completed in early spring of 1998. The construction costs associated with these new facilities are anticipated to total approximately $1,250,000. The Company has sufficient capital resources to fund such construction.

The Company's total capital to assets level is approximately 9.4% at September 30, 1997. As such, management believes that the Company has ample capital available for future expansion and diversification and regularly evaluates appropriate business opportunities to efficiently deploy its capital resources.

PART II

Item 6(a).  Exhibits
--------------------

Exhibit 3.1       By-Law Amendment
Exhibit 27        Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                       Hudson Chartered Bancorp, Inc.
                                            (Registrant)


Date:   November 7, 1997                /s/ Paul A. Maisch
                                       ---------------------------
                                       Paul A. Maisch
                                       Duly Authorized Officer and
                                       Principal Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number       Description
--------     -----------

3.1          By-Law Amendment
27           Financial Data Schedule