Form 10-K
period 1997-12-31
HUDSON CHARTERED BANCORP INC
filed 1998-03-30
CIK 776848

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________
                                   FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      [FEE REQUIRED]

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM ______  TO ______


                        COMMISSION FILE NUMBER: 1-13213
                                               --------


                         HUDSON CHARTERED BANCORP, INC.
                         ------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

            NEW YORK                                            14-1668718
-------------------------------                            -------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

ROUTE 55, LAGRANGEVILLE, NEW YORK                              12540
----------------------------------------                     ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 914-471-1711 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

COMMON STOCK, PAR VALUE $.80 PER SHARE                    AMERICAN STOCK
--------------------------------------                    --------------
EXCHANGE, INC.
--------------
(TITLE OF CLASS)                                   (NAME OF EXCHANGE ON WHICH
REGISTERED)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH REQUIREMENTS
FOR THE PAST 90 DAYS.  YES    X       NO
                           -------       ------

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K ____

AS OF MARCH 2, 1998, THE AGGREGATE MARKET VALUE OF THE 4,740,702 SHARES OF THE REGISTRANT'S VOTING COMMON STOCK ISSUED AND OUTSTANDING HELD BY NON-AFFILIATES ON SUCH DATE WAS APPROXIMATELY $99,554,742 BASED ON THE REPORTED LAST SALE PRICE OF THE REGISTRANT'S COMMON STOCK ON SUCH DATE. FOR PURPOSES OF THIS CALCULATION, ONLY DIRECTORS, EXECUTIVE OFFICERS AND BENEFICIAL OWNERS OF MORE
             ----
THAN 10% OF THE REGISTRANT'S VOTING COMMON STOCK ARE CONSIDERED AFFILIATES OF THE REGISTRANT.

AS OF MARCH 2, 1998, THE REGISTRANT HAD 7,104,357 SHARES OF COMMON STOCK ISSUED
     AND OUTSTANDING.
DOCUMENTS INCORPORATED BY REFERENCE:

1. PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K. THE INCORPORATION BY REFERENCE HEREIN, OF PORTIONS OF THE PROXY STATEMENT, SHALL NOT BE DEEMED TO SPECIFICALLY INCORPORATE BY REFERENCE THE INFORMATION REFERRED TO IN
     ITEM 402(A)(8) OF REGULATION S-K.

                          FORM 10-K TABLE OF CONTENTS

PART I
------
Page No.
 ITEM 1  BUSINESS                                              3
 ITEM 2  PROPERTIES                                           16
 ITEM 3  LEGAL PROCEEDINGS                                    16
 ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  16

PART II
-------
 ITEM 5  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
         RELATED SHAREHOLDER  MATTERS                         17

 ITEM 6  SELECTED FINANCIAL DATA                              18

 ITEM 7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                  19

 ITEM 7A QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT
         MARKET RISK                                          36

 ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          36

 ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                  36

PART III
--------

 ITEMS 10 THROUGH 13. (INCORPORATED BY REFERENCE TO THE
 DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF
 SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
 WHICH WILL BE FILED WITH THE SECURITIES AND EXCHANGE
 COMMISSION NOT LATER THAN 120 DAYS AFTER THE END OF THAT
 FISCAL YEAR)                                                36

PART IV
-------

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
     REPORTS ON FORM 8-K                                     37


SIGNATURES                                                   72
----------

                                     PART I
                                     ------

ITEM 1 - BUSINESS
-----------------

     Hudson Chartered Bancorp, Inc. (the "Company") is a New York corporation with headquarters at 20 Mill Street, Rhinebeck, New York, and principal executive offices at Route 55, LaGrangeville, New York. The Company's principal subsidiary, accounting for 98% of the consolidated assets and 83% of consolidated equity, is First National Bank of the Hudson Valley (the "Bank").

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

     The Bank was chartered under the National Banking Act in 1863 and is a member of the Federal Reserve System. It operates its main office at 289-291 Main Mall, Poughkeepsie, New York, and twenty other branch offices and eleven offsite automated teller machines in Dutchess, Ulster, Putnam, and Orange Counties. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent permitted by law. The Bank is subject to comprehensive regulation, supervision, and examination by the Office of the Comptroller of the Currency ("Comptroller"), the Reserve Board, and the FDIC.

     The Bank conducts a general commercial banking and trust business. It offers retail and wholesale banking services including demand, savings and time deposits, commercial, mortgage and installment loans, consumer banking, and trust services. Services offered by the Bank's Trust Department include trust administration, investment management, and custody services.

     As of December 31, 1997, the Company, on a consolidated basis, had total assets of approximately $731.5 million, total deposits of $654.1 million and stockholders' equity of $70.4 million. At December 31, 1997, the Company and the Bank employed 319 employees on a full-time equivalent basis.

PENDING MERGER

     As previously disclosed in the Company's current Report on Form 8-K filed on December 29, 1997, on

December 16, 1997, the Company signed a definitive Agreement and Plan of Reorganization with Progressive Bank, Inc. (Progressive), a New York state-chartered bank holding company, that contemplates the merger of Progressive with and into Hudson Chartered, in a transaction anticipated to be accounted for under the pooling of interests method of accounting. According to the agreement, each share of Progressive common stock will be exchanged for 1.82 shares of the Company's common stock in the merger. At December 31, 1997, Progressive had total assets of $883 million, total deposits of

$799 million, and stockholders' equity of $78.5 million. Progressive's net income for the year ended December 31, 1997 was $8.6 million. Progressive is a one bank holding company with its principal subsidiary being Pawling Savings Bank, a New York State Chartered Savings Bank with 17 full service offices.

FORWARD-LOOKING STATEMENTS
--------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for 1998 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements; pricing pressures on loan and deposit products; actions of competitors; changes in local and national economic conditions; the extent and timing of actions of the Reserve Board or the Comptroller; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; and the extent and timing of legislative and regulatory actions and reform, estimated cost savings from recent or anticipated acquisitions and mergers cannot be fully realized within the expected time frame, revenues following such transactions are lower than expected, and costs or difficulties related to the integration of acquired and existing businesses are greater than expected or system costs related to the year 2000 are greater than expected.

The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

LENDING
-------

     The Bank engages in a variety of lending activities which are primarily categorized as residential and commercial mortgage, consumer/installment, and commercial lending.

     The Bank originates virtually all of its loans in its market area. At December 31, 1997, the Bank's gross loan portfolio totaled approximately $467.0 million. Of this amount, real estate mortgage, consumer/installment, and commercial loans comprised 62.2%, 20.6%, and 17.2%, respectively, of the Bank's loan portfolio.

     At December 31, 1997, the Bank's unsecured lending limit to one borrower under applicable regulations was approximately $10.1 million.

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

     RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS.  Residential mortgage loans are
     -----------------------------------------
comprised primarily of loans on one-to-four family residential units, construction and land development loans, home equity lines of credit, and special purpose loans (loans satisfying the objectives of the Community Reinvestment Act).

     In underwriting residential mortgage loans, the Bank evaluates both the prospective borrower's ability to make payments on the loan when due and the value of the property securing the loan. As required by banking regulations, an appraisal of the real estate intended to secure the loan is generally undertaken by an independent New York State licensed or certified appraiser previously approved by the Bank. Residential mortgages are generally underwritten up to 80% loan-to-value ("LTV") ratio. However, the Bank has made loans greater than 80% LTV, up to 95% LTV, with private mortgage insurance generally required for loans in excess of the 80% LTV ratio.

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

     In 1997, the Company sold, but retained the servicing rights on, $9.2 million of fixed rate residential mortgage loans. Total loans serviced for other investors was $99.1 million at December 31, 1997.

     The Bank generally offers a one year adjustable rate loan (and, more selectively, three and five year adjustable rate loans). This loan provides for annual adjustments in the interest charged to an amount usually equal to 2.5 - 3% over the applicable constant maturity U. S. Treasury securities index. Adjustable rate loans are generally retained in the Bank's portfolio in order to increase the percentage of loans in its portfolio with greater repricing frequencies than fixed rate loans. Interest rates and origination fees on adjustable rate loans are priced to be competitive in the Bank's market area. Periodic adjustments of the interest rate on an adjustable rate loan is usually limited to not more than 2% per adjustment, with an interest rate ceiling over the life of the loan ranging from 11% to 15%.

     The Bank also offers a "convertible" adjustable rate mortgage, which provides the borrower an option to convert a one year adjustable rate mortgage to a fixed rate mortgage at then prevailing market rates at the end of five years. The originations of these loans are also usually sold into the secondary market when the loan has been converted into a fixed rate, with servicing rights retained.

     The Bank offers three types of home equity mortgage loans. The first is an "express loan" subject to a limit of $25,000 with a five or seven year full payout amortization, as a substitute for a consumer loan but with possible tax deductibility of interest. The Bank places a second mortgage on the property with assessed value used as the principal basis for valuation. The second is an open-end revolving line of credit, which is an adjustable rate loan with a term, depending on the size of the loan, of up to twenty years. During the revolving period, which varies from five to ten years based on the size of the loan, the borrower is only required to make interest payments. Thereafter, payments are for both principal and interest. The third type is a closed-end fixed rate home equity loan with maturities of up to 15 years. All home equity loans are limited to one-to-four family owner-occupied residences. The Bank restricts its open-end home equity loans to a maximum of 75% of the appraised value of the collateral property including of the balance of the first mortgage loan on such property, if any, and executes a second mortgage as collateral. On closed-end loans, the LTV is limited to 80% of appraised value. Open-end lines of credit not yet advanced totaled $10.9 million at December 31, 1997. Loans secured by residential mortgages totaled $133.5 million at December 31, 1997, of which $90.7 million were first and $42.8 million were second mortgages.

     Commercial real estate loans are offered by the Bank generally on a fixed or variable rate basis with a three to five and exceptionally seven year balloon maturity, although the amortization basis may range from 10 to 20 and exceptionally to 30 years. These loans are typically related to commercial business loans and are secured by the underlying real estate used in these businesses. The maximum loan-to-value ratio on commercial real estate loans is 75%, with the valuation of the collateral for loans in excess of $250,000 being based on independent appraisals. The Bank typically requires personal guarantees of the principals of corporations to which it lends. Commercial real estate loans are often larger and may involve greater risks than other types of lending. Because payments on such loans are often dependent upon the successful operation of the business involved, repayment of such loans may be negatively impacted to a greater extent by adverse changes in economic conditions. Loans secured by commercial mortgages totaled $146.4 million at December 31, 1997.

     CONSTRUCTION LOANS.  The Bank makes short-term (one year or less)
     ------------------
construction loans secured by land, residential, and non-residential properties. At December 31, 1997, total construction loans aggregated approximately $10.9 million and amounts not yet advanced totaled $6.0 million. The Bank has no major commitments to lend to developments of significant multi-unit residential or commercial projects. Furthermore, the Bank does not intend to actively engage in lending for developments of significant multi-unit residential or commercial projects.

     Construction loans are generally only made for the purpose of owner occupied dwellings or buildings, and are usually for terms of 6 to 12 months. Funds for construction loans are disbursed as phases of construction are completed. The Bank's residential construction loan underwriting procedure generally limits the loan amount to 80% LTV ratio with an LTV of up to 90% allowed where private mortgage insurance on the amount over 80% is provided with respect to the permanent mortgage. Nonresidential is generally limited to not
greater than 75% LTV.   The Bank does not generally fund construction loans for
single family homes or commercial real estate built by investors until the builder has a firm sales contract for the residence or building to be constructed.

     COMMERCIAL LOANS.  The Bank's commercial loan portfolio consists primarily
     ----------------
of commercial business loans to small and medium sized businesses. At December 31, 1997, the Bank's commercial business loans outstanding totaled $80.1 million with an additional $45.8 million available under committed lines and letters of credit.

     Commercial business loans are usually made to finance the purchase of inventory or new or used equipment or for other short-term working capital purposes. Generally, these loans are secured, but are also offered on an unsecured basis.

Commercial business loans for the purchase of new or used equipment are normally written on an installment basis with a term of between one and seven years. Loans for the purchase of inventory or other working capital purposes are structured as time or demand loans with a term of 12 months or less. In granting commercial loans, the Bank looks primarily to the borrower's cash flow as the principal source of repayment of the loan. Collateral and personal guarantees may be secondary sources of repayment. The Bank generally requires commercial borrowers to have a debt service coverage ratio of 125% or higher. Commercial business loans are often larger and may involve greater risks than other types of lending. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions.

     CONSUMER, INSTALLMENT, AND OTHER LOANS.  The Bank offers a full range of
     ----------------------------------------
consumer/installment loans. Such loans include financing for new and used cars, wholesale and indirect financing programs for autos and other vehicle dealerships in addition to, on a direct basis, personal loans for consumer goods, home improvement, overdraft checking, and debt consolidation. Wholesale dealer loans (secured by dealer inventories) are structured as one year lines of credit and are reviewed annually. Consumer loans are made on both a secured and unsecured basis. Maturities for consumer loans are generally for periods of 12 to 60 months, excluding secured home improvement loans which are usually written as home equity loans. Interest rates for consumer products are structured either at fixed or variable rates. Leasing services are offered directly by the Bank. Both Visa and MasterCard credit cards are available. At December 31, 1997, installment, consumer, and all other loans totaled $96.2 million, of which $70.0 million represents loans generated from the indirect (dealer) loan program. Indirect automobile financing can carry a higher risk of loss than direct financing. Such risk is taken into account in management's evaluation of the adequacy of the Allowance for Loan Losses. At December 31, 1997, overdraft lines of credit and credit card lines not advanced totaled $10.0 million.

     The average balance sheets (unaudited) for the Company are set forth in "Management's Discussion and Analysis" at Item 7. Also set forth therein is information regarding weighted average yields on interest earning assets and weighted average rates paid on interest bearing liabilities. The following tables show (1) the Company's loan distribution (exclusive of loans held for sale) at the end of each of the last five years, (2) the maturity of loans (excluding consumer, installment, and other miscellaneous loans and expected amortization) outstanding as of December 31, 1997, and (3) the amounts due for loans as previously stated in (2) after one year classified according to their sensitivity to changes in interest rates.

1) LOAN DISTRIBUTION (DOLLARS IN THOUSAND):
   -----------------

                                                         DECEMBER 31,

                  1997        %       1996       %      1995(A)      %       1994        %      1993      %
              -----------------------------------------------------------------------------------------------
R/E CONST.      $ 10,871     2.3%  $ 12,227     2.7%  $ 13,347       3.2%  $  6,417     1.5%  $  3,678    1.0%

R/E
 MORTGAGE
 (COMM.)         146,368    31.3    137,557    30.5    127,395      30.2    111,330    25.7     99,606   27.4

R/E
 MORTGAGE
 (RES.)          133,460    28.6    142,868    31.6    143,673      34.0    166,263    38.5    155,350   43.0

COM'L. &
 INDUSTRIAL       80,097    17.2     71,887    15.9     69,889      16.6     95,412    22.1     69,411   19.1

CON., INSTL.
 & OTHER          96,225    20.6     87,212    19.3     67,779     16. 0     52,640    12.2     34,469    9.5

              -----------------------------------------------------------------------------------------------
TOTAL           $467,021   100.0%  $451,751   100.0%  $422,083     100.0%  $432,062   100.0%  $363,514  100.0%
              ===============================================================================================


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

2) Maturity of Loans at December 31, 1997:
   --------------------------------------

                                                  Maturing
                       ---------------------------------------------------------------
                       ---------------------------------------------------------------
                       Within One Year    After One But     After Five Years   Total
                                        Within Five Years
                       ---------------------------------------------------------------
R/E Construction               $ 9,314            $  1,557                    $ 10,871
R/E Mortgage                    35,631             131,665          $112,532   279,828
Comm/Industrial (A)             38,293              30,895            10,909    80,097
                     -----------------------------------------------------------------
Total                          $83,238            $164,117          $123,441  $370,796
                     =================================================================

(A)Demand loans are categorized as due within one year.

3) Rate Sensitivity of Above Loans Maturing After One Year:
   --------------------------------------------------------
   (dollars in thousands)

                          One to Five Years  After Five Years
                          -----------------------------------
Fixed Interest Rate                $130,927          $ 52,067
Variable Interest Rate               33,190            71,374
                          -----------------------------------
Total                              $164,117          $123,441
                          ===================================

          In addition to Federal funds and maturing securities, $83.2 million of loans mature in one year or less (exclusive of consumer, installment and other loans), providing additional liquidity to meet customer loan and deposit needs. Of the remaining loans, $104.6 million have variable interest rates, helping insulate the Company from the adverse effects of significant changes in interest rates. For additional information concerning asset/liability management, see "Item 7 -Management's Discussion and Analysis -- Asset/Liability Management."

SECURITIES
----------

          The Company records its investment in securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that unrealized gains and losses on securities classified "available for sale" be recorded, net of taxes, as a separate component of stockholders' equity. The net balance of unrealized gains recorded in stockholders' equity was $.97 million, $.3 million and $.6 million at December 31, 1997, 1996 and 1995, respectively. The tax liability recorded in other assets offsetting other deferred tax assets was $.7 million, $.2 million, and $.4 million at December 31, 1997, 1996 and 1995, respectively.

          See Note A and Note B to the 1997 Consolidated Financial Statements, included herein at Item 8, for discussion of accounting policies related to securities and for information as to the amortized cost and fair value of securities at December 31, 1997, 1996 and 1995:

          The table below sets forth the carrying amounts of securities at the dates indicated (dollars in thousands) :

                                                 December 31,
                                    ----------------------------
                                      1997      1996      1995
                                    ----------------------------
U.S. Treasury and U.S.
 Government Agencies                $ 73,024  $ 83,812  $113,539
State and political subdivisions      95,116    68,117    47,684
Other securities                      30,439    27,309    22,683
                                    ----------------------------
Total                               $198,579  $179,238  $183,906
                                    ============================

     The following table sets forth certain information concerning the maturities of securities, amortized cost, and the weighted average yields of such securities (calculated on the basis of their cost and effective yields) at December 31, 1997. Tax-equivalent adjustments (using a 34% rate) have been made in calculating yields on obligations of states and political subdivisions (dollars in thousands):

                                                          MATURING
                                         AFTER ONE BUT  (1)      AFTER FIVE BUT
                                         WITHIN FIVE YEARS       WITHIN TEN YEARS   AFTER TEN YEARS
                   WITHIN ONE YEAR (1)         (2)                    (3)                 (4)
                   AMOUNT   YIELD        AMOUNT   YIELD          AMOUNT   YIELD     AMOUNT    YIELD     TOTAL      YIELD
                   -------  -----       --------  -----          -------  -----     --------  ------   --------    ------
US TREASURY        $ 5,668   5.49%      $ 38,577   6.08%         $ 1,498   6.27%    $ 26,913    6.22%  $ 72,656      6.17%
 AND US
 GOVERNMENT
 AGENCIES   (5)

STATE AND           22,186   6.97         43,619   6.78           14,481   7.30        13,570   8.10     93,856      7.02
 POLITICAL
 SUBDIVISIONS

OTHER                1,998   5.65         19,029   5.94            6,647   6.15         2,755   6.82%    30,429      5.97
                   -------  -----       --------  -----          -------  -----      --------  ------  --------    ------
TOTAL              $29,852   6.60%      $101,225   6.36%         $22,626   6.90%      $43,238   6.85%  $196,941      6.55%
                   =======              ========                 =======              =======          ========

(1)  Includes $3.0 million of adjustable rate securities
(2)  Includes $18.9 million of adjustable rate securities
(3)  Includes $6.3 million of adjustable rate securities
(4)  Includes $28.1 million of adjustable rate securities
(5) For purposes of this schedule, mortgage-backed securities consisting of mortgages guaranteed by U.S. Government agencies and SBA participation certificates totaling $28.8 million have been included based upon the estimated average lives of the securities. Prepayments were estimated based on 1997 levels.

The Company has established written investment, liquidity, and asset/liability management policies, which are reviewed annually by the Board of Directors. These policies identify investment criteria and state specific objectives in terms of risk, interest rate sensitivity, and liquidity. The policies are administered by the Investment Committee of the Board of Directors. The Company does not have a trading portfolio. AT December 31, 1997, the Company had no investments in which the aggregate cash value of the securities held by thE Company exceeded 10% of stockholders' equity, except for investments in the securities of or those guaranteed by the U.S. Government and other U.S. Government agencies and corporations.

Following the merger, it is expected that it will be necessary to reevaluate the maturity distribution, concentrations of types of securities and interest rate risk associated with the consolidated securities portfolio resulting from the merger. SEE "Pending Merger".

See "Item 7 - Management's Discussion and Analysis of Financial Condition" for additional information regarding securities and interest rate risk.

DEPOSITS
--------

          The Company has developed a variety of deposit products ranging in maturity from demand-type accounts to certificates of deposit with maturities of up to five years. The Company's deposits are primarily derived from the areas where its banking offices are located. It does not solicit deposits outside its market area and does not pay fees to others to obtain deposits for the Company. From time to time, the Company has used premiums, promotions or special products to attract depositors to branch offices. One such product is "Merit," a free package of account services coupled with a high balance Passbook Savings. As of December 31, 1997, the Company had significant balances in such Merit accounts. Another product is the "Business Money Manager," which allows business customers to transfer funds between checking and higher yield money market deposit accounts.

          The Company influences the flow of deposits primarily by pricing its accounts to remain generally competitive with other financial institutions in its market area, although the Company does not necessarily seek to match the highest rates paid by competing institutions. The Company has established a Rate Committee which meets monthly to review interest rates on all deposit products. Periodic changes are made to the rates and product features based on liquidity needs, competition, and general economic conditions. While the Company has $159.3 million in time deposits maturing in 1998, the Company's previous experience indicates that a significant portion will "roll over" on maturity. Of this amount, $51.9 million represent time deposits over $100,000 (primarily municipalities whose deposits are collateralized) which are generally considered to be more volatile than "core" deposits. Management operates under a formal liquidity policy which it believes insures adequate cash equivalents and other liquid assets to meet foreseen outflows of time deposits, as well as outflows from other deposit products that the Company offers. Demand deposit growth has more than kept pace with overall deposit growth. For further information regarding the Company's deposits, see Item 7. "Management's Discussion and Analysis of Financial Condition -- Results of Operations."

          The average amount and the average rates paid on deposits are summarized in the following table (dollars in thousands):

                                                  Year ended December 31,
                                1997                       1996         1995
                              ----------------------------------------------
Noninterest bearing demand
 deposits                     $143,187        $134,176        $128,697

Money Market & NOW
 accounts                      116,549  2.4%   119,865  2.5%   127,960   2.7%

Savings deposits               209,196  4.0    212,389  4.0    191,828   4.4
Time deposits                  171,541  5.5    159,704  5.4    163,074   5.7
                              --------        --------        --------
Total deposits                $640,473  3.2%  $626,134  3.2%  $611,559   3.5%
                              ========        ========        ========

The maturities of time deposits under $100,000 and time deposits of $100,000 or more outstanding at December 31, 1997, are summarized for the periods indicated in the following table (balances in thousands):

                                           Time Deposits        Time Deposits      Total
                                               Under         $100,000 or More
                                             $100,000
                                        --------------------------------------------------
Balances outstanding at December 31,
 1997, maturing in:
3 months or less                                   $ 54,553              $44,197  $ 98,750
Over 3 through 6 months                              17,798                3,311    21,109
Over 6 through 12 months                             35,071                4,366    39,437
Over 12 months                                       24,393                2,943    27,336
                                        --------------------------------------------------
Total                                              $131,815              $54,817  $186,632
                                      ====================================================

TRUST SERVICES
--------------

          The Bank maintains a Trust Department which offers a wide range of custodial, investment management, and investment advisory services to the Bank's customers. The Trust Department also offers the administration of personal trusts and estates in a fiduciary capacity, self-directed IRA and Keogh accounts and pension accounts. At December 31, 1997, customer assets under administration totaled approximately $225 million, representing approximately 624 accounts.

COMPETITION
-----------

          The Bank principally competes in a market area of four New York counties (Dutchess, Putnam, Orange, and Ulster). As of June 1997 (the latest available data), such market area included 19 commercial banks (209 branches) with deposits of $5.2 billion, 19 thrift institutions (86 branches) with deposits of $7.6 billion, and 25 credit unions (25 branches) with deposits of $1.4 billion. Total market deposits aggregated $10.4 billion as of such date.

          As of that date, the Bank had the largest share of the total commercial bank deposits in combined Dutchess and Ulster counties (11.9%), and ranked 3rd in deposits among all commercial banks in the total four county area. The Company plans to open branches in Wappingers Falls, Dutchess County and Middletown, Orange County, in the first half of 1998.

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

          In addition, the Bank is a significant provider of credit in its market area. Although the Bank faces competition for loans from mortgage banking companies, savings banks, savings and loan associations, other commercial banks, insurance companies, and other institutional lenders, management believes that the Bank's business strategy gives it a competitive advantage. Other factors which affect loan growth include the general availability of lendable funds and credit, general and local economic conditions, and current interest rate levels.

RISK MANAGEMENT
---------------

          In the normal course of business, the Company is subject to various risks, the most significant of which are credit, liquidity and interest rate. Although it cannot eliminate these risks, the Company has risk management processes designed to provide for risk identification, measurement, monitoring and control.

            Credit Risk. Credit risk represents the possibility that a customer
            -----------
or counterparty may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities and entering into certain off-balance-sheet financial transactions. Risk associated with the extension of credit includes general risk, which is inherent in the lending business, industry risk, and risk specific to individual borrowers. The Company seeks to manage credit risk through portfolio diversification, underwriting policies and procedures, and loan monitoring practices.

            Liquidity Risk. Liquidity represents an institution's ability to
            ---------------
generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors and debtholders, and invest in strategic initiatives. Liquidity risk represents the likelihood the Company would be unable to generate cash or otherwise obtain funds at reasonable rates for such purposes. Liquidity is managed through deposit and loan pricing the coordination of the relative maturities and liquidity of assets, liabilities and off-balance-sheet positions and is enhanced by the ability to raise funds in capital markets through securities sales, direct borrowing or securitization of assets, such as mortgage loans.

            Interest Rate Risk.  Interest rate risk arises primarily through the
            -------------------
Company's normal business activities of extending loans and taking deposits. Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the timing, magnitude and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets, liabilities, and off-balance-sheet positions. Interest rate risk also results from, among other factors, changes in the relationship or spread between interest rates. Many factors, including economic and financial conditions, general movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. The Company uses a number of measures to monitor and manage interest rate risk, including income simulation and interest sensitivity ("gap") analyses.

For additional information relating to the Company's risk management processes, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

BANK HOLDING COMPANY REGULATION
-------------------------------

          The Company is a registered bank holding company under the BHCA and is subject to Reserve Board regulations, examination, supervision, and reporting requirements. Under the BHCA, a bank holding company must obtain Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls a majority of such shares). Reserve Board approval also must be obtained before any bank holding company acquires all or substantially all of the assets of another bank or bank holding company or merges or consolidates with another bank holding company. The George Gale Foster Corporation ("GGF"), which controls approximately 11% of the Company's Common Stock, is also a registered bank holding company for the Bank under the BHCA. As a result, activities undertaken by the Company may also require approval of an application filed by GGF.

          Under the Change in Bank Control Act, persons who intend to acquire control of a bank holding company, whether acting directly or indirectly or through or in concert with one or more persons, must give 60 days prior written notice to the Reserve Board, unless the transaction is subject to prior Reserve Board approval under the BHCA. "Control" exists when the acquiring party has voting control of at least 25% of the bank holding company's voting securities or the power to direct the management or policies of such company. Under the Reserve Board regulations, a rebuttable presumption of control arises with respect to an acquisition where, after the transaction, the acquiring party has ownership, control, or the power to vote at least 10% (but less than 25%) of any class of the Company's voting securities. The Reserve Board may disapprove proposed acquisitions of control on certain specified grounds.

          Under New York State Banking Law, the Company must obtain the prior approval of the New York State Banking Board before acquiring, directly or indirectly, 5% or more of the voting stock of another banking institution located in New York State unless by way of merger. Federal law permits adequately capitalized and adequately managed bank holding companies to acquire banks and bank holding companies in any state, subject to certain conditions, including certain nationwide and statewide concentration limits. Consequently, subject to such conditions, the Company has the authority to acquire any bank or bank holding company, and can be acquired by any bank or bank holding company located anywhere in the United States. Federal law permits banks, subject to certain provisions, including state opt-out provisions, to merge with banks in other states, or to acquire, by acquisition or merger, branches outside its home state. The establishment of new interstate branches also is possible in those states with laws that expressly permit it. Branches of interstate banks are subject to various host state laws, including laws relating to intrastate branching, consumer protection, fair lending, community reinvestment, and taxation (unless in the case of national banks such laws are preempted by Federal law or discriminatory in effect). Competition may increase further as banks branch across state lines and enter new markets.

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

          The Company has registered its common stock with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As a result of such registration, the proxy and tender offer rules, periodic reporting requirements and insider trading restrictions and reporting requirements, as well as certain other requirements of the Exchange Act, are applicable to the Company. Because the Company's stock is listed on the American Stock Exchange (the "AMEX"), the Company is also subject to the rules and regulations of the AMEX. The Company also may, from time to time, be subject to regulation by various state securities commissions with respect to the offer and sale of its securities.

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

BANK REGULATION
---------------

     As a national bank, the Bank is subject to the supervision of, and is regularly examined by, the Comptroller and is required to furnish quarterly reports to the Comptroller under the National Bank Act. In addition, the Bank is insured by and subject to certain regulations of the FDIC. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types, amounts, terms and conditions of loans that may be granted and limitations on the types of investments that may be made, the activities that may be engaged in, and the types of services that may be offered. Various consumer laws and regulations also affect the operation of the Bank. The approval of the Comptroller is required for the establishment of additional branch offices by any national bank, subject to applicable state law restrictions. New York State Banking Law precludes a bank from establishing a de novo branch in any city or village with a population of 50,000 or less in which the principal office of another bank or trust company is located (other than a bank which is a subsidiary of a bank holding company or is itself a bank holding company).

CAPITAL
-------

          The Company and the Bank are subject to substantially similar minimum capital requirements. The capital adequacy guidelines provide for three types of capital: (i) Tier 1 capital (or core capital), (ii) Tier 2 capital (or supplementary capital), and (iii) total capital. Tier 1 capital primarily includes common stockholders' equity, and qualifying perpetual preferred stock and related surplus less goodwill and certain disallowed tangibles. At least half of total capital must be composed of Tier I capital.

          Tier 2 capital generally includes allowances for credit losses in an amount up to 1.25% of risk-weighted assets, other perpetual preferred stock and any related surplus, certain hybrid capital instruments, and subordinated and other qualifying debt, subject to certain limitations. Total capital generally includes Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries and other adjustments. At least 50% of total capital must consist of Tier 1 capital.

          Under current capital adequacy guidelines, bank holding companies and banks must maintain minimum leverage ratios of Tier 1 capital to adjusted average total consolidated assets of 3.0% for bank holding companies and banks meeting certain specified criteria, which include having the highest composite regulatory examination rating, and between 4.0% and 5.0% for all other bank holding companies and banks, such as the Company and Bank. Bank holding companies and banks must also maintain minimum ratios of total risk based capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. The maximum amount of supplementary capital elements that qualify as Tier 2 capital is limited to 100% of Tier I capital. The risk-weighted asset base is determined by assigning each asset and the credit equivalent amount of off-balance sheet items to one or several broad risk categories, after which the aggregate dollar value of the items in each category is multiplied by a weight (ranging from 0% to 100%) assigned to each asset category and totaled. The federal bank regulatory agencies may set higher capital requirements when particular circumstances warrant. Regulators also consider interest rate risk, concentrations of credit risk and the risk arising from non-traditional activities, as well as the ability to manage these risks, as important factors in assessing overall capital adequacy. Exposure to a decline in the economic value of capital due to changes in interest rates is also considered in evaluating capital adequacy.

          At December 31, 1997, the Company and Bank exceeded all minimum capital requirements. The Company had a ratio of Tier I capital to total assets of 9.6%, a ratio of Tier 1 capital to risk-weighted assets of 13.7%, and a ratio of total capital to risk-weighted assets of 15.0%. The Bank had a ratio of Tier 1 capital to total assets of 8.1%, a ratio of Tier 1 capital to risk-weighted assets of 11.7%, and a ratio of total capital to risk-weighted assets of 13.0%.

          The Company's ability to pay dividends and expand business can be restricted if capital falls below minimum requirements. In addition, the Comptroller has established levels at which a national bank is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, and is required to take prompt corrective action with respect to banks that fall below minimum capital standards. The degree of regulatory intervention is tied to an insured institution's capital category. The prompt corrective actions for undercapitalized institutions include increased monitoring and periodic review of capital compliance efforts, a requirement to submit a capital plan, restrictions on dividends and total asset growth, and limitations on certain new activities (such as opening new branch offices and engaging in acquisitions and new lines of business). The Comptroller may determine that a national bank should be classified in a lower category based on other information, such as the institution's examination report, after written notice. At December 31, 1997, the Bank met the requirements for a "well-capitalized" institution based on its capital ratios as of such date.

          In connection with the submission of a capital restoration plan, a company that has control of an undercapitalized institution must guarantee that the institution will comply with the plan and provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of (i) 5% of the institution's assets at the time it became undercapitalized, or (ii) the amount necessary to bring the institution into capital compliance at the time it failed to comply with its capital plan. If the Bank becomes undercapitalized, the Company will be required to guarantee performance of the capital plan as a condition of the approval of the Comptroller.

TRANSACTIONS WITH AFFILIATES
----------------------------

          The Bank is also subject to federal law that limits its transactions to or on behalf of the Company and to or on behalf of any nonbank subsidiaries. Such transactions are individually limited to 10 percent of the Bank's capital and surplus and, with respect to the Company and all nonbank subsidiaries, to an aggregate of 20 percent of the Bank's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also prohibits the Bank from purchasing "low-quality" assets from affiliates.

DEPOSIT INSURANCE
-----------------

          The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. Most of the deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC. However, approximately $11.2 million in deposits are subject to assessments of the Savings Association Insurance Fund ("SAIF") of the FDIC.

          The FDIC equalized the assessment rates for BIF - and SAIF-insured deposits, effective January 1, 1997. Thus, for the semi-annual period beginning January 1, 1997, the effective rate of assessments imposed on all FDIC deposits for deposit insurance ranges from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires all FDIC-insured institutions to bear the cost of bonds issued by the Financing Corporation ("FICO"), the FDIC assesses BIF-insured deposits an additional 1.26 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.30 basis points per $100 of deposits, in each case on an annualized basis, to cover those obligations. The Bank's assessment rate was 0 basis points before the FICO assessment noted above.

FEDERAL RESERVE SYSTEM
----------------------

          The Bank is a member of the Federal Reserve Bank of New York, which is one of 12 regional Federal Reserve Banks comprising the Federal Reserve System. The Federal Reserve Bank of New York provides a central credit facility for member institutions. As a member bank, the Bank is required to own shares of Federal Reserve Bank capital stock in an amount equal to 6% of the Bank's paid-up capital and surplus. The Bank is in compliance with this requirement with an investment in Federal Reserve Bank of New York stock at December 31, 1997, of $574,000. The Reserve Board also requires depository institutions to maintain non-earning reserves against certain transaction accounts (primarily checking accounts) and non-personal time deposits (those which are transferable or held by a person other than a natural person). At December 31, 1997, the Bank was in compliance with these requirements.

RESTRICTIONS ON THE PAYMENT OF DIVIDENDS
----------------------------------------

          The principal source of the Company's revenue and cash flows is dividends from the Bank. The Bank is subject to various statutory and
regulatory restrictions on its ability to pay dividends to the Company.   As of
January 1998, the amount available for payment of dividends to the Company by the Bank totaled $5,312,000 plus any accumulated 1998 earnings. In addition, the Comptroller has authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition if such payment is deemed to constitute an unsafe or unsound practice. The Comptroller and the Reserve Board have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The ability of the Bank to pay dividends could be further influenced by bank regulatory and supervisory policies.

          Under New York law, the Company may declare and pay dividends on its outstanding common stock out of available surplus, unless such payment would render the Company insolvent. If dividends are paid from sources other than surplus, New York law requires that written notice accompany the dividend disclosing the impact of such dividend on the Company's stated capital, capital surplus, and earned surplus.

COMMUNITY REINVESTMENT
----------------------

          Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA"). Under the CRA, a bank's record in meeting the credit needs of its community, including low-and moderate-income neighborhoods, is generally annually assessed by the bank's primary federal regulatory authority. A financial institutions's efforts in meeting community credit needs currently is evaluated as part of the examination process, as well as when an institution applies to undertake a merger, acquisition, or to open a branch facility. The Bank received a "satisfactory" CRA rating during its 1997 OCC examination.

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

LEGISLATIVE PROPOSALS AND REFORM
--------------------------------

          The United States Congress has periodically considered and adopted legislation which has resulted in and could result in further deregulation of banks and other financial institutions. Such legislation could place the Company and the Bank in more direct competition with other financial institutions, including mutual funds, insurance companies, credit unions and securities brokerage firms. No assurance can be given as to whether any additional legislation will be enacted or as to the effect of such legislation on the business of the Company.

EMPLOYEES
---------

          As of December 31, 1997, the Company had 281 full-time and 77 part-time employees. The employees are not represented by a collective bargaining agreement. The Company believes its relationship with its employees to be satisfactory.

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

NAME                                 AGE(A)     POSITION WITH THE COMPANY AND/OR THE BANK AND RECENT EXPERIENCE
-----------------------------------  ------  ----------------------------------------------------------------------

T. JEFFERSON CUNNINGHAM III           55     CHAIRMAN AND CHIEF EXECUTIVE OFFICER OF THE COMPANY; CHAIRMAN OF THE
                                             EXECUTIVE COMMITTEE OF THE BANK.

JOHN CHARLES VANWORMER                50     PRESIDENT OF THE COMPANY; PRESIDENT AND CHIEF EXECUTIVE OFFICER OF THE
                                             BANK.

DAVID S. MACFARLAND                   54     EXECUTIVE VICE PRESIDENT OF THE BANK (1994-1996);
                                             REGIONAL CHAIRMAN, FLEET BANK OF NEW YORK, HUDSON VALLEY
                                             REGION (1993-1994); REGIONAL PRESIDENT, FLEET BANK OF NEW
                                             YORK, HUDSON VALLEY REGION (1988-1993).

PAUL A. MAISCH                        42     TREASURER AND CHIEF FINANCIAL OFFICER OF THE COMPANY;
                                             SENIOR VICE PRESIDENT OF THE BANK .

NANCY BEHANNA                         43     SECRETARY OF THE COMPANY AND THE BANK (1996-1997); SENIOR VICE
                                             PRESIDENT AND CHIEF CREDIT OFFICER OF THE BANK (1994-1996); VICE
                                             PRESIDENT OF THE BANK (1991-1994).

PAUL S. MACK                          50     SENIOR VICE PRESIDENT, SENIOR LOAN OFFICER, OF THE
                                             BANK.

KIM DILLINGER SPROSSEL                42     VICE PRESIDENT AND CASHIER OF THE BANK
                                             (1994-1997); VICE PRESIDENT AND AUDITOR (1991-1994).

GEORGE ELFERINK                       58     SENIOR VICE PRESIDENT/SENIOR TRUST OFFICER (1997); PRESIDENT OF KEY TRUST
                                             CO. (1993-1995); EXECUTIVE VICE PRESIDENT OF KEY TRUST CO. (1996-1997).

DONALD H. WEBER                       61     EXECUTIVE VICE PRESIDENT OF THE BANK (1995-1996; CHAIRMAN AND CHIEF EXECUTIVE
                                             OFFICER, MANUFACTURERS AND TRADERS TRUST COMPANY, ENDICOTT
                                             TRUST DIVISION (1992-1995)

(A) AS OF FEBRUARY 28, 1998

ITEM  2.  PROPERTIES
--------------------

The company owns the land and a two-story 20,000 square foot building at 20 Mill Street, Rhinebeck, New York, which houses the Bank's largest branch (approximately 3,200 square feet are leased to tenants).

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

The Company, through the Bank, also owns nine other banking premises which are used almost exclusively for conducting commercial banking business. Similarly, the Bank leases nine other branch banking premises for conducting its commercial banking business.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS
-------  -----------------------------------------------------------------------

The Company's Common Stock has been listed on American Stock Exchange (AMEX), since August 4, 1997, under the symbol "HCK". Previously, the Company's common stock was traded on the Nasdaq National Market System (NASDAQ). On March 2, 1998, there were approximately 1,300 shareholders of record of Common Stock and 7,104,357 shares of Common Stock issued and outstanding.

The following table sets forth the cash dividends declared by the Company on its Common Stock and the range of high and low prices of the Common Stock during the two most recent years based on high and low sale prices as quoted by the AMEX or Nasdaq, as applicable, since January 1, 1996. This table has been adjusted retroactively to give effect to the 10% stock dividends declared, December 21, 1995 and December 19, 1996, paid January 31, 1996 and January 15, 1997, respectively, and the 50% stock dividend declared September 25, 1997 and paid October 31, 1997.


                         Cash
                      Dividends
                      Per Share            Price
--------------------------------------------------------
                                      High        Low
                                    ---------  ---------
1996

  First Quarter             $0.097  $ 13 1/32  $10 39/64

  Second Quarter             0.097    13 1/32   12 1/8

  Third Quarter              0.109    13 21/64  12 27/64

  Fourth Quarter             0.109    17 1/2    12 37/64

1997

  First Quarter              0.120   18 43/64   17 11/64

  Second Quarter             0.120   19         17 21/64

  Third Quarter              0.127   22 21/64   18 37/64

  Fourth Quarter             0.130   23         20



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

ITEM  6 - SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
---------------------------------------------------------------------------

THE FOLLOWING SELECTED FINANCIAL DATA FOR THE FIVE YEARS ENDED DECEMBER 31, 1997 ARE DERIVED FROM THE CONSOLIDATED FINANCIAL STATEMENTS OF HUDSON CHARTERED BANCORP INC. THE INFORMATION PRESENTED HAS BEEN RESTATED FOR 1993 TO REFLECT THE MERGER OF FISHKILL NATIONAL CORPORATION WITH AND INTO COMMUNITY BANCORP, INC. TO BECOME HUDSON CHARTERED BANCORP, INC. ON SEPTEMBER 30, 1994. THE MERGER HAS BEEN ACCOUNTED FOR UNDER THE POOLING-OF-INTERESTS METHOD. THE DATA SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, RELATED NOTES, AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN AT ITEM 8 -FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA AT OR FOR THE YEAR ENDED DECEMBER 31,


                                                                  1997         1996         1995         1994         1993
                                                               -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA:
AVERAGE  - ASSETS                                              $  715,136   $  695,875   $  672,476   $  627,099   $  585,921
         - DEPOSITS                                               497,286      491,958      482,862      565,574      528,528
         -  LOANS                                                 456,209      435,952      428,505      392,619      357,620
         - EQUITY                                                  66,421       61,983       55,466       52,685       51,707
YEAR END - ASSETS                                                 731,524      696,875      696,483      645,977      595,706
         - DEPOSITS                                               654,105      625,826      631,060      580,070      536,530
         -  LOANS                                                 457,707      442,617      413,586      423,831      358,554
         - EQUITY                                                  70,358       65,165       59,929       52,538       54,120
         - PREFERRED STOCK INCLUDED IN EQUITY                                                 5,713        5,714        6,555
         - INTEREST-EARNING ASSETS                                683,216      642,507      635,532      596,407      548,537
         - INTEREST-BEARING LIABILITIES                           504,828      485,423      494,300      452,934      423,373
INCOME DATA:
  NET INTEREST INCOME                                          $   31,988   $   30,854   $   29,456   $   28,095   $   26,807
  PROVISION FOR LOAN LOSSES                                                                  (2,300)
  REALIZED GAINS (LOSSES) ON SALES OF SECURITIES AND LOANS,           490          365          542                       941
  TOTAL OTHER OPERATING INCOME                                      5,777        6,433        5,237        5,225        4,664
                                                               ----------   ----------   ----------   ----------   ----------
  GROSS OPERATING INCOME                                           35,755       34,802       32,935       29,158       29,146
  TOTAL OTHER OPERATING EXPENSES                                  (22,345)     (21,585)     (22,456)                  (21,560)
                                                               ----------   ----------   ----------   ----------   ----------
  INCOME BEFORE INCOME TAXES                                       13,410       13,217       10,479        5,200        7,586
  INCOME TAXES                                                     (4,402)      (4,551)      (3,514)                   (2,600)
                                                               ----------   ----------   ----------   ----------   ----------
  NET INCOME                                                        9,008        8,666        6,965        3,264        4,986
  DIVIDEND REQUIREMENTS OF PREFERRED STOCK                              0          (89)        (414)        (415)        (497)
                                                               ----------   ----------   ----------   ----------   ----------
  NET INCOME APPLICABLE TO COMMON SHARES                       $    9,008   $    8,577   $    6,551   $    2,849   $    4,489
                                                               ==========   ==========   ==========   ==========   ==========
PER COMMON SHARE: (1)
  BASIC EARNINGS                                               $     1.28   $     1.25   $     1.04   $     0.46   $     0.74
  DILUTED EARNINGS                                                   1.24         1.19         0.98         0.46         0.73
  CASH DIVIDENDS                                                     0.50         0.41         0.34         0.33         0.32
  BOOK VALUE (2)                                                     9.94         9.17         8.46         7.56         7.83
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: (1)
  BASIC                                                         7,059,000    6,932,000    6,274,000    6,133,000    6,042,000
  DILUTED                                                       7,263,000    7,228,000    7,089,000    6,963,000    6,827,000
SELECTED FINANCIAL RATIOS:
  RETURN ON AVERAGE ASSETS                                           1.26%        1.25%        1.04%        0.52%        0.85%
  RETURN ON AVERAGE EQUITY                                          13.56        13.98        12.56         6.20         9.64
  AVERAGE EQUITY TO AVERAGE ASSETS                                   9.29         8.87         8.25         8.40         8.82
  ALLOWANCE FOR LOAN LOSSES AS A PERCENTAGE OF LOANS                 2.04         2.06         2.08         1.93         2.01
  ALLOWANCE FOR LOAN LOSSES AS A PERCENT OF NONPERFORMING             305          169          166          163          123
  TOTAL NONPERFORMING LOANS AND OREO TO TOTAL LOANS AND OREO          .83         1.36         1.53         1.45         1.92
  CAPITAL TO RISK-WEIGHTED ASSETS                                   14.97        14.97        15.02        13.41        15.38
  COMMON DIVIDEND PAYOUT RATIO                                      37.32        30.56        31.20        69.99        42.70
  TIER 1 CAPITAL TO AVERAGE ASSETS (LEVERAGE RATIO)                  9.64         9.21         8.44         8.20         8.96

(1) INFORMATION HAS BEEN ADJUSTED RETROACTIVELY TO GIVE EFFECT TO THE 10% STOCK DIVIDENDS DECLARED DECEMBER 1995 AND DECEMBER 1996, AS WELL AS A 50% STOCK DIVIDEND DECLARED SEPTEMBER 1997.

(2) BASED UPON ACTUAL NUMBER OF COMMON STOCK SHARES OUTSTANDING AT YEAR END AS ADJUSTED RETROACTIVELY FOR 10% STOCK DIVIDENDS DECLARED DECEMBER 1995 AND 1996 AND THE 50% STOCK DIVIDEND DECLARED SEPTEMBER 1997 AND AS TO 1995 INCLUDES THE DILUTIVE EFFECT OF SERIES B CONVERTIBLE PREFERRED STOCK OF APPROXIMATELY 727,000 SHARES.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------
         OF OPERATIONS

The following discussion is to be read in conjunction with the Company's consolidated financial statements, presented elsewhere in this report under
Item 8.

FINANCIAL CONDITION
-------------------

The following table compares the changes in major categories of the Company's balance sheet from December 31, 1996 to December 31, 1997 (dollars in thousands):

                                                   CHANGE 12/31/97 VS. 12/31/96
                                                  ------------------------------
                                       12/31/97       AMOUNT               %       12/31/96
                                    -------------------------------------------------------
CASH & CASH EQUIVALENTS               $  46,475          $  (804)         (1.7)%  $  47,279
SECURITIES                              198,579           19,341           10.8     179,238
LOANS                                   467,237           15,318            3.4     451,919
ALLOWANCE FOR LOAN LOSSES                (9,530)            (228)           2.5      (9,302)
PREMISES & EQUIPMENT                     15,592             (657)          (4.0)     16,249
OTHER                                    13,171            1,679           14.6      11,492
                                    ----------------------------          -----------------
TOTAL ASSETS                          $ 731,524          $34,649            5.0%  $ 696,875
                                    ============================          =================

DEPOSITS:
NON-INTEREST BEARING                  $ 151,002          $ 8,746            6.1%  $ 142,256
INTEREST BEARING                        503,103           19,533            4.0     483,570
                                    ----------------------------          -----------------
TOTAL DEPOSITS                          654,105           28,279            4.5     625,826
OTHER INTEREST BEARING LIABILITIES        1,725             (129)          (7.0)      1,854
OTHER LIABILITIES                         5,336            1,306           32.4       4,030
                                    ----------------------------          -----------------
TOTAL LIABILITIES                       661,166           29,456            4.7     631,710
STOCKHOLDERS' EQUITY                     70,358            5,193            8.0      65,165
                                    ----------------------------          -----------------
TOTAL LIABILITIES &                   $ 731,524          $34,649            5.0%  $ 696,875
  STOCKHOLDERS' EQUITY
                                    ============================          =================

FINANCIAL CONDITION
DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996
-----------------------------------------------

Total assets in 1997 grew by $34.6 million from year end 1996 or 5.0%. The Company focused its efforts, during 1997, on the quality of its core net interest margin. As a result of this focus, efforts were expended on growing the loan portfolio and consolidating customer relationships without increasing average funding cost. Accordingly, increases in noninterest bearing deposits of $8.7 million, increases in interest bearing deposits of $19.5 million, and capital retentions of $5.2 million funded increased loans of $15.3 million, and increased security holdings of $19.3 million, while cash and cash equivalents remained relatively unchanged.

Of the increase in loans, commercial mortgage loans increased by $8.8 million or 6.4%, commercial and industrial loans increased $8.2 million or 11.4%, and consumer loans (primarily indirect automobile financing) increased by $9.0 million or 10.3%. These increases were the result of the business plan of the Company to increase its lending in those sectors. The increases were partially offset by decreases in residential mortgages and construction loans held by the Bank of $9.4 million or 6.6%. It should be noted that although residential mortgages held by the Bank declined, new originations of such loans of $9.5 million were sold into the secondary market reflecting the Company's interest rate risk management policy.

Securities increased by $19.3 million, as the Company actively positioned its portfolio during 1997. As a result, U.S. Treasury and U.S. Government Agency securities declined $10.8 million or 12.9%. However, municipal holdings increased by $27.0 million or 39.6%. This shift was made principally by investing in local issue "bank-qualified" bonds, where the tax equivalent yields are significantly higher (and market price volatility value risks lower) than other securities of comparable maturity. Corporate securities also increased by $3.1 million or 11.5% principally in floating rate instruments.

Deposits increased by $28.3 million. Of this amount, noninterest bearing deposits increased by $8.7 million and interest bearing deposits increased by $19.5 million. Of the increase in interest bearing deposits, $24.4 million of growth in certificates of deposits (primarily short-term municipal certificates) was offset by small declines in savings accounts of $2.6 million and in NOW and money market deposit accounts of $2.2 million. For additional information regarding deposits, see Item 1 - Business "Deposits".

Additionally, investments in premises and equipment declined by $.7 million as depreciation of $1.9 million outpaced additions of $1.2 million. Other assets increased $1.7 million, primarily due to higher levels of interest income receivable and prepaid income tax.

The allowance for loan losses grew by $.2 million to $9.5 million or a 2.5% increase, as provisions for loan losses of $2.5 million exceeded net charge-offs of $2.3 million. The allowance for loan losses represented 2.04% of total loans for 1997 compared to 2.06% in 1996. Further, the allowance for loan losses was 305% of nonperforming loans at December 31, 1997 compared to 169% at December 31, 1996, as nonperforming loans declined from $5.5 million at year end 1996 to $3.1 million at year end 1997.

Stockholders' equity grew $5.2 million or 8.0% in 1997 compared to year end 1996. Of this increase, $9.0 million arose from net income and $2.4 million from the sale of additional shares of stock through the Company's dividend reinvestment and employee stock option plans and $.7 million from the net change in the unrealized gains on securities available for sale, after tax. These sources were offset by dividends declared of $3.5 million and treasury stock repurchases of $3.5 million. In September 1997, the Board of Directors declared a three for two stock split in the form of a 50% stock dividend, payable in October 1997. As a result, $1.9 million of "additional paid in capital" was capitalized into common stock.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wishing to withdraw funds or borrowers who need to draw funds under their available credit facilities.

As detailed in the Company's Consolidated Statement of Cash Flows included in the financial statements, cash flows are derived from three sources: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $11.2 million in 1997. Investing activities (primarily purchases and sales of securities and the funding of loans) used $35.8 million in 1997 as purchases of securities and net new loans of $26.9 million exceeded sales, maturities, and prepayment of loans and securities. Financing activities provided $23.8 million represented by $28.3 million increase in deposits, and the proceeds of new common stock issuances of $2.4 million, offset by dividends of $3.5 million and stock repurchases and redemptions of $3.5 million. The overall result was that cash and cash equivalents remained relatively unchanged at $46.5 million at December 31, 1997. The Company's liquidity ratio (defined as cash and cash equivalents plus securities available-for-sale ($218.1 million) to total assets) was 30% at year end 1997. The average life of the available-for-sale portfolio, on a rate sensitivity basis, is approximately 2.6 years. These liquid assets, together with maturing loans, are deemed by management to be more than adequate to meet expected liquidity needs. In addition, the Bank is a member of the Federal Home Loan Bank and has the ability to borrow substantial funds ($35.6 million) under its secured advance program.

In August 1995, the Board of Directors approved a stock repurchase program and authorized management to repurchase up to 100,000 shares of the Company's stock from the market. In December 1996, the Company's Board of Directors authorized a second repurchase program for management to repurchase an additional 200,000 shares of the Company's stock. The purpose of these repurchase programs is to offset the effects of new stock issuances under the Company's dividend reinvestment and stock option plans. As of December 31, 1997, the Company had repurchased 207,287 shares (as adjusted for the 10% stock dividends declared December 1995 and December 1996 of the Company's stock. Commencing in December 1996, the Company began re-issuing treasury stock to directly fund stock option exercises and Dividend Reinvestment Plan purchases. Since that time, the Company has re-issued 121,521 of its treasury stock purchases for these purposes. As a result of the pending merger with Progressive Bank, Inc. (See Item 1 Business-- Pending merger). The Board of Directors of the Company rescinded its authorization to repurchase its common shares in the open market, in December 1997.

The holding company's own liquidity needs are chiefly for paying dividends. The principal source of income for the Company is dividends and rents received from the Bank. Dividends from the Bank are subject to certain regulatory limitations. The Company has ample cash and liquid investments at the holding company level to meet its reasonably anticipated cash needs in 1998.

Financial institutions' assets are monetary in nature and are thus impacted by inflation, interest rate and credit considerations. This results in the need to maintain an appropriate equity to assets ratio. In addition, the Company and the Bank are subject to regulatory requirements to maintain minimum capital levels. These capital requirements and the actual levels maintained by the Bank and the Company are summarized in Note O to the Consolidated Financial Statements, included herein under Item 8. The capital levels of both the Bank and the Company exceed all regulatory requirements and Regulatory agencies have informed management that, as of December 31, 1997, both the Company and the Bank qualify for "well capitalized" status under appropriate regulatory definitions. Further, the Company believes that the capital levels maintained are more than adequate to meet its currently foreseeable needs and that additional capital resources would be required only for exceptional investment opportunities.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Bank's regulator developed risk-based capital standards that take account of interest-rate risk, concentration of credit risk, the risk of nontraditional activities and the actual performance and expected risk of loss on multi-family mortgages. Such standards may have the effect of increasing the level of regulatory capital that the Company and Bank are required to maintain. The Company's risk based capital ratio as of December 31, 1997 was 15.0% compared to the 10.0% minimum required for well capitalized institutions.

The Company continues to seek profitable opportunities for growth in its markets and, in this regard the Company has received approval from the Office of the Comptroller of the Currency (Comptroller) to establish two new branches in Middletown, Orange County, and Wappingers Falls, Dutchess County, New York, respectively. The success of these new offices will be dependent on a number of factors, many of which are beyond management's control, including the state of the local and national economy, customer demand and competitive conditions.

IMPACT OF YEAR 2000 ISSUE
-------------------------

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year

1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Although the Company's principal operating software is supplied by a nationally recognized vendor, the Company has determined that the vendor will be required to modify or replace significant portions of their software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company also has several "P.C." based software systems which will require modification or replacement. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue can be successfully mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of a third party's Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

The Company will utilize both internal and external resources to reprogram, or replace, and test all software for Year 2000 modifications. The Company plans to complete the Year 2000 project not later than December 31, 1998. The total cost of the Year 2000 project, which is not anticipated to exceed $150,000, is being funded through operating cash flows, and will be expensed as incurred over the next two years, except in the case of the purchase of any new software required, which will be capitalized. The total resources required is not expected to have a material effect on the results of operations.

In connection with the Company's announced plan of merger with Progressive Bank, Inc. (Progressive), if approved by shareholders and applicable regulatory authorities, the Company has decided that it will outsource its deposit, loan and general ledger processing to the provider currently used by Progressive. Management has investigated the current plans of Progressive and believes that the Progressive plan for assessment, remediation and testing is also in the proper stage to be Year 2000 compliant by year end 1998.

The estimated resources required of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors in respect of both the Company and its suppliers that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this field, the ability to locate and correct all relevant computer codes, testing complications and similar uncertainties.

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

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of December 31, 1997, based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. As shown in the chart below, at December 31, 1997, assuming no management action, the Company's near-term interest rate risk within three months (7.3% of earning assets) and within twelve months (21.3% of earning assets) is to a rising rate environment, that is, net interest revenue would be expected to be adversely affected by an increase in interest rates above the rates embedded in the current yield curve. This is principally due to the higher level of liabilities that will reprice relative to similarly situated assets in that time frame.

The Company's long-term exposure (greater than one year) is to a declining rate environment as the Company has an aggregate $174.7 million more interest earning assets than interest bearing liabilities.

This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of rate and spread movements nor management's actions that may be taken to manage this risk.

  MATURITY REPRICING DATE (1)          THREE MONTHS    FOUR MONTHS TO    TOTAL WITHIN   ONE YEAR TO FIVE   GREATER THAN     TOTAL
 (2)                                      OR LESS        ONE YEAR         ONE YEAR           YEARS          FIVE YEARS
----------------------------------------------------------------------------------------------------------------------------------
SECURITIES (3)                             $ 35,446         $ 27,123       $  62,569            $ 97,802        $36,570   $196,941
FED FUNDS                                    17,400                           17,400                                        17,400
FIXED RATE LOANS (3)                         31,351           70,955         102,306             184,888         23,869    311,063
FLOATING RATE LOANS (3)                      93,192           55,225         148,417               5,715                   154,132
                                           --------         --------       ---------            --------        -------   --------
TOTAL INTEREST                              177,389          153,303         330,692             288,405         60,439    679,536
 EARNING ASSETS (1)                        --------         --------       ---------            --------        -------   --------

OTHER INTEREST BEARING DEPOSITS(4)          128,886          187,585         316,471                                       316,471
TIME OTHER (4)                               98,289           60,548         158,837              29,509             11    188,357
                                           --------         --------       ---------            --------        -------   --------
TOTAL INTEREST-                             227,175          248,133         475,308              29,509             11    504,828
 BEARING LIABILITIES                       --------         --------       ---------            --------        -------   --------
INTEREST SENSITIVITY                       $(49,786)        $(94,830)      $(144,616)           $258,896        $60,428   $174,708
 GAP (5)
                                     =============================================================================================
GAP AS A PERCENT OF                           (7.3)%           (14.0%)         (21.3%)              38.1%           8.9%      25.7%
 EARNING ASSETS
                                     =============================================================================================

NOTES TO CHART:

(1) INTEREST RATE SENSITIVITY GAPS ARE DEFINED AS THE FIXED RATE POSITIONS (ASSETS LESS LIABILITIES) FOR A GIVEN TIME PERIOD. THE GAPS MEASURE THE TIME WEIGHTED DOLLAR EQUIVALENT VOLUME OF POSITIONS FIXED FOR A PARTICULAR PERIOD. THE GAP POSITIONS REFLECT A REPRICING DATE AT WHICH DATE FUNDS ARE ASSUMED TO "MATURE" AND REPRICE TO A CURRENT MARKET RATE FOR THE ASSET OR LIABILITY. THE TABLE DOES NOT INCLUDE LOANS IN NONACCRUAL STATUS OR NET UNREALIZED GAINS RECORDED ON "AVAILABLE-FOR-SALE" SECURITIES AS OF DECEMBER 31, 1997.

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

(5) NON-INTEREST BEARING DEPOSIT LIABILITIES WERE APPROXIMATELY $151.0 MILLION AT DECEMBER 31, 1997.

INTEREST RATE RISK
------------------

Management of interest rate risk focuses on both tactical (one year or less) and structural (beyond one year) time frames. The Company has established interest rate risk limits based on an Earnings at Risk (EAR) concept and a market value of portfolio's equity (MVPE). EAR measures the potential adverse impact on earnings from a given change in the yield curve, while the market value of portfolio equity risk limit is set in terms of changes in the economic present value of future cash flow streams. To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on EAR and MVPE under various interest rate scenarios. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Model parameters are determined based on past interest rate movements and are periodically updated. EAR is calculated by multiplying the gap between asset and liability maturities/repricings by given changes in the yield curve. MVPE is calculated by subtracting the net present value of deposits and other interest bearing liabilities from the net present value of interest earning assets using the same yield curve model. Both MVPE and EAR are measured assuming a parallel change in market interest rates up 300 basis points and down 300 basis points over a one year shock. Since interest bearing non-maturity deposit liabilities (money market, NOW and savings deposits) are reflected in the model by assumed repricing date [vs. a decay factor which would extend the life of such liabilities beyond one year] the present value effect of such liabilities is not calculated over an expected life of the liabilities, and, therefore, the "core deposit intangible" value of such deposit liabilities has been eliminated from the MVPE. Such core deposit value would tend to minimize the level of actual MVPE changes as the value of core deposits rise in increasing interest rate environments and declines in decreasing rate environments.

While the Company principally utilizes the parallel rate shift model for monitoring its compliance with its interest rate risk limits, it also periodically reviews and assesses its rate risk exposure to non-parallel yield curve changes (including inversion).

Compliance with established limits is monitored by the Investment Committee and the Company's interest rate risk profile is presented quarterly to the Board of Directors. Both MVPE and EAR assess the Company's interest rate risk based on the Company's current asset and liability mix. Such limits are a maximum 50% change in MVPE and not greater than a $10 million change in EAR over a 300 basis points up or down of parallel shift in the yield curve.

The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity (market value of assets, less liabilities). The interest rate scenarios presented in the table are based on interest rates at December 31, 1997 adjusted by instantaneous parallel rate changes upward and downward of up to 300 basis points. Each rate scenario reflects unique prepayment and repricing assumptions.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The net interest income variability reflects the Company's negative interest rate sensitivity gap (defined foregoing). The market value of portfolio equity is significantly impacted by the estimated effect of prepayments on the value of loans, and amortizing investment securities. Further, this analysis is based on the Company's present profile of assets, liabilities and equity and does not contemplate any actions the Company might undertake in response to changes in market interest rates. This action could minimize the decrease in market value of portfolio equity in the upward rate scenarios (in thousands).

       Change in  Net Interest       Market Value of
  Interest Rates  Income (EAR)   Portfolio Equity (MVPE)    % change MVPE
----------------  -------------  ------------------------  ---------------
      +300           $ (40)            $(19,727)               (21.3%)
      +200             169              (12,834)               (13.9%)
      +100             203               (6,231)                (6.7%)
         0               0                    0                    0
      -100            (298)               5,756                  6.2%
      -200            (443)              11,979                 12.9%
      -300            (688)              18,458                 19.9%



MORTGAGE-BACKED AND SBA SECURITIES OF U.S. GOVERNMENT AGENCIES
--------------------------------------------------------------

The Company currently invests in mortgage-backed securities (FHLMC, FNMA, and GNMA) and SBA pooled loans in connection with its asset/liability management strategy. As of December 31, 1997, the Company had $1.6 million in fixed rate securities and $27.2 million in adjustable rate securities of this nature. These securities are all guaranteed by U.S. Government agencies and are, therefore, of the highest investment grade. These securities are subject to varying monthly payments due to varying prepayments by the borrowers on the underlying loans. As a general rule, when interest rates rise, prepayments slow down, extending the anticipated maturities of the fixed rate securities. Conversely, when interest rates decline, prepayments rise, as many of the borrowers refinance their loans at lower rate levels. The Company may not be able to reinvest the proceeds of prepayments in securities or other earning assets with comparable yields, which can adversely affect net interest income. Prepayment levels affect the contractual repayment profile of the securities.

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

RESULTS OF OPERATIONS
---------------------

The table below sets forth the major components of net income for each of the three years ended December 31, 1997, 1996 and 1995. Net income increased $.34 million in 1997 over 1996. This increase is primarily due to an increase of $1.1 million in net interest income, a decrease of $.4 million in the provision for loan loss and a decrease in income tax expense of $.2 million, partially offset by a decrease in other income of $.5 million and increases in expenses of $.8 million (including $.3 million of merger related expenses). Diluted earnings per share increased to $1.24, a $.05 per share or 4.2% increase.

Net income for 1996 was $8.7 million or $1.19 per diluted share compared to net income for 1995 of $7.0 million or $.98 per diluted share.

Return on average assets was 1.26%, 1.25% and 1.04% in 1997, 1996 and 1995, respectively. The return on average equity was 13.6%, 14.0% and 12.6% in 1997, 1996 and 1995, respectively. Returns on average common equity were 13.6%, 14.2% and 13.2 % for the similar periods.

                               YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                         1997     1997 VS.    % CHANGE    1996    1996 VS. 1995      % CHANGE       1995
                                   1996      1997 VS.               VARIANCE      1996 VS. 1995
                                 VARIANCE      1996
                        ----------------------------------------------------------------------------------
TOTAL INTEREST          $52,736     $1,708         3.3%  $51,028        $   313              0.6%  $50,715
  INCOME
TOTAL INTEREST           20,748        574         2.8    20,174         (1,085)            (5.1)   21,259
  EXPENSE
                        ------------------               ----------------------            ---------------
NET INTEREST INCOME      31,988      1,134         3.7    30,854          1,398              4.7    29,456

PROVISION FOR LOAN        2,500       (350)      (12.3)    2,850            550             23.9     2,300
  LOSSES
                        ------------------               ----------------------            ---------------
NET INTEREST INCOME      29,488      1,484         5.3    28,004            848              3.1    27,156
  AFTER PROVISION
  FOR LOAN LOSSES
OTHER INCOME              6,267       (531)       (7.8)    6,798          1,019             17.6     5,779
                        ------------------               ----------------------            ---------------
GROSS OPERATING          35,755        953         2.7    34,802          1,867              5.7    32,935
  INCOME
OTHER EXPENSE            22,345        760         3.5    21,585           (871)            (3.9)   22,456
                        ------------------               ----------------------            ---------------
INCOME BEFORE            13,410        193         1.5    13,217          2,738             26.1    10,479
  INCOME TAXES
INCOME TAXES              4,402       (149)       (3.3)    4,551          1,037             29.5     3,514
                        ------------------               ----------------------            ---------------
NET INCOME              $ 9,008     $  342         3.9%  $ 8,666        $ 1,701             24.4%  $ 6,965
                        ==================            =========================                 ==========
PER COMMON SHARE:*
    BASIC EARNINGS        $1.28                            $1.25                                     $1.04
                        ==================            =========================                 ==========
    DILUTED EARNINGS       1.24                             1.19                                       .98
                        ==================            =========================                 ==========

(*) BASED UPON THE WEIGHTED-AVERAGE NUMBER OF DILUTED SHARES OF COMMON STOCK
    OUTSTANDING DURING EACH OF THE PERIODS, ADJUSTEDRETROACTIVELY FOR 10% STOCK DIVIDENDS DECLARED DECEMBER 1996 AND 1997, AND THE 50% STOCK DIVIDEND DECLARED SEPTEMBER 1997.

Net interest income is the primary component of the Company's earnings and is derived from interest income earned on loans and securities offset by interest expense paid on deposits and other interest-bearing liabilities.

THE FOLLOWING TABLE PRESENTS, FOR EACH OF THE YEARS 1997, 1996 AND 1995, THE AVERAGE BALANCES OF THE VARIOUS CATEGORIES OF THE COMPANY'S BALANCE SHEET AND THE RELATED INTEREST INCOME ON EARNING ASSETS AND INTEREST EXPENSE ON INTEREST-BEARING DEPOSITS AND LIABILITIES. ALSO PRESENTED ARE THE RELATED AVERAGE TAX EQUIVALENT INTEREST YIELDS AND INTEREST RATES PAID ASSOCIATED WITH INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES.

AVERAGE BALANCES, INTEREST, AND AVERAGE YIELDS/COSTS FOR THE YEAR ENDED DECEMBER 31, (DOLLAR IN THOUSANDS):

                                      1997                              1996                              1995
                                    ---------                         ---------                         ---------
                         AVERAGE    INTEREST    AVERAGE    AVERAGE    INTEREST    AVERAGE    AVERAGE    INTEREST  AVERAGE
                         BALANCE                YIELD/     BALANCE                YIELD/     BALANCE              YIELD/
                                                 COST                              COST                             COST
 -------------------------------------------------------------------------------------------------------------------------
ASSETS
LOANS (1)                $456,209     $41,083      9.01%   $435,952     $39,373      9.03%   $428,505    $39,413     9.20%
TAXABLE                   118,476       7,290      6.15     136,353       8,192      6.01     112,750      7,270     6.45
  SECURITIES
TAX-EXEMPT                 69,199       5,002      7.23      47,656       3,409      7.15      42,808      3,036     7.09
  SECURITIES (2)
FED FUNDS SOLD             19,754       1,062      5.38      23,470       1,213      5.17      35,189      2,028     5.76
                         --------     -------              --------     -------              --------    -------
TOTAL INTEREST            663,638      54,437      8.20     643,431      52,187      8.09     619,252     51,747     8.36
  EARNING ASSETS
CASH & DUE FROM            30,989                            32,541                            29,634
  BANKS
PREMISES &                 15,987                            16,207                            17,621
  EQUIPMENT
OTHER ASSETS               13,982                            12,650                            14,535
ALLOWANCE FOR              (9,460)                           (8,954)                           (8,566)
  LOAN LOSS              --------                          --------                          --------

TOTAL NON- INTEREST        51,498                            52,444                            53,224
 EARNING ASSETS          --------                          --------                          --------

TOTAL ASSETS             $715,136      54,437      7.61%   $695,875      52,187      7.50%   $672,476     51,747     7.69%
                         ========                          ========                          ========
LIABILITIES
MONEY MARKET             $ 67,333     $ 2,270      3.37    $ 69,190     $ 2,351      3.40    $ 75,058    $ 2,556     3.41
NOW ACCOUNTS               49,216         566      1.15      50,675         615      1.21      52,902        915     1.73
SAVINGS                   209,196       8,446      4.04     212,389       8,408      3.96     191,828      8,427     4.39
TIME DEPOSITS             171,541       9,359      5.46     159,704       8,690      5.44     163,074      9,231     5.66
OTHER                       1,809         107      5.91       1,855         110      5.93       2,117        130     6.14
                         --------     -------              --------     -------              --------    -------
TOTAL INTEREST            499,095      20,748      4.16     493,813      20,174      4.09     484,979     21,259     4.38
  BEARING
  LIABILITIES
DEMAND DEPOSITS           143,187                           134,176                           128,697
OTHER                       6,433                             5,903                             3,334
                         --------                          --------                          --------
TOTAL NON-                149,620                  3.20%    140,079                  3.18%    132,031                3.45%
 INTEREST BEARING
  LIABILITIES
STOCKHOLDERS'              66,421                            61,983                            55,466
  EQUITY                 --------                          --------                          --------

TOTAL LIABILITIES        $715,136      20,748      2.90%   $695,875      20,174      2.89%   $672,476     21,259     3.16%
  AND EQUITY             ========                          ========     -------              ========    -------



                                                 (TABLE CONTINUED ON NEXT PAGE.)

                                     1997                            1996                            1995
                                   ---------                       ---------                       ---------
                                              AVERAGE                         AVERAGE                         AVERAGE
                         AVERAGE               YIELD/    AVERAGE               YIELD/    AVERAGE               YIELD/
                         BALANCE   INTEREST     COST     BALANCE   INTEREST     COST     BALANCE   INTEREST     COST
---------------------------------------------------------------------------------------------------------------------
NET INTEREST                         33,689      5.08                32,013      4.98                30,488      4.92
  MARGIN
LESS TAX                             (1,701)                         (1,159)                         (1,032)
  EQUIVALENT                        -------                         -------                         -------
  ADJUSTMENTS

NET INTEREST                        $31,988      4.82%              $30,854      4.80%              $29,456      4.76%
  INCOME                            =======      ====               =======      ====               =======      ====

EXCESS OF INTEREST      $164,543                        $149,618                        $134,273
 EARNING ASSETS OVER
 INTEREST BEARING
 LIABILITIES
RATIO OF AVERAGE          132.97%                         130.30%                         127.69%
 INTEREST EARNING
 ASSETS TO AVERAGE
 INTEREST BEARING
 LIABILITIES

(1) AVERAGE BALANCES INCLUDE NON-ACCRUAL LOANS.
(2) YIELDS ON TAX-EXEMPT SECURITIES BASED ON A FEDERAL TAX RATE OF 34%.


The Company's net interest margin (tax equivalent net interest income dividend by average earning assets) has continued to improve over the period from 4.92% in 1995 to 4.98% in 1996 and 5.08% in 1997 as the Company continued its efforts to improve the quality of its core net interest income. In 1997, the Company's interest margin increased due to income earned on higher levels of loans and tax-exempt securities which outpaced the growth in interest expense paid on interest bearing deposits and other interest bearing liabilities. In 1996, net interest margin improved primarily from absolute reductions in interest paid on interest bearing deposits without an overall attrition in deposits.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                1997 COMPARED TO 1996         1996 COMPARED TO 1995
                                ---------------------         ---------------------
                              INCREASE/(DECREASE)DUE TO:    INCREASE/(DECREASE) DUE TO:
                              --------------------------    ---------------------------
                               VOLUME    RATE   TOTAL (1)  VOLUME     RATE    TOTAL (1)
                              --------  ------  ---------  -------  --------  ---------
INTEREST EARNED ON:(2)
LOANS                         $ 1,824   $(114)    $1,710   $  685   $  (725)  $   (40)
TAXABLE SECURITIES             (1,100)    198       (902)   1,522      (600)      922
TAX-EXEMPT SECURITIES           1,557      36      1,593      344        29       373
FEDERAL FUNDS SOLD               (200)     49       (151)    (675)     (140)     (815)
                              -------   -----     ------   ------   -------   -------
TOTAL INTEREST INCOME           2,081     169      2,250    1,876    (1,436)      440
INTEREST PAID ON:
MONEY MARKET ACCOUNTS             (63)    (18)       (81)    (200)       (5)     (205)
NOW ACCOUNTS                      (17)    (32)       (49)     (39)     (261)     (300)
SAVINGS ACCOUNTS                 (129)    167         38      903      (922)      (19)
TIME DEPOSITS                     646      23        669     (191)     (350)     (541)
OTHER                              (3)                (3)     (16)       (4)      (20)
                              -------   -----     ------   ------   -------   -------
TOTAL INTEREST EXPENSE            434     140        574      457    (1,542)   (1,085)
                              -------   -----     ------   ------   -------   -------
NET INTEREST MARGIN             1,647      29      1,676    1,419       106     1,525
LESS TAX EQUIVALENT EFFECT       (530)    (12)      (542)    (117)      (10)     (127)
                              -------   -----     ------   ------   -------   -------
NET INTEREST INCOME           $ 1,117   $  17     $1,134   $1,302   $    96   $ 1,398
                              =======   =====     ======   ======   =======   =======

(1) THE CHANGE IN INTEREST DUE TO BOTH RATE AND VOLUME HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH TO THE TOTAL CHANGE.

(2)YIELDS ON TAX EXEMPT SECURITIES BASED ON A FEDERAL TAX RATE OF 34%.

In 1997 vs. 1996, net interest income was positively impacted by $1.1 million due to changes in volumes. The primary components of this increase were increases in average outstanding securities and loans partially offset by increases in average time deposit balances. While overall net interest income was relatively unchanged due to changes in interest rates, average loan interest yields declined $.1 million reflecting new business generated at slightly lower yields than the portfolio earned in 1996.

In 1996 vs. 1995, net interest income was positively impacted by $1.3 million, due to changes in volume, as the impact of increases in average earning assets, primarily in average loans and securities offset the impact of increasing savings account balances. Net interest income also was also positively impacted $.1 million in 1996 due to changes in interest rates. Of this amount, average loan interest declined $.7 million reflecting new business generated at lower yields than the portfolio earned in 1995 as well as decreases in the prime rate that took place throughout 1995 and early 1996, as well as decreases of $.6 million in interest on taxable securities. Such decreases in asset yields were mirrored by decreases in deposit costs as the Company aggressively managed down interest costs in 1996 in view of the general decline in market rates that occurred between 1995 and early 1996 by restructuring the interest indexing mechanism of its "Merit" product and the run off of its higher rate 15 month CD promotion launched in 1995.

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

The table below summarizes the Company's nonperforming assets and restructured loans for the years indicated (in thousands):

                                                           Years ended December 31,
                                              ----------------------------------------
                                                 1997    1996    1995    1994    1993
                                              ----------------------------------------
Nonaccrual loans (1)                            $2,043  $4,528  $4,407  $4,105  $5,146
Accruing loans past due 90 days  or more (2)       367     431     522     895     329
Restructured loans and troubled  debt              712     534     349     119     457
                                              ----------------------------------------
Total nonperforming loans                        3,122   5,493   5,278   5,119   5,932
                                              ----------------------------------------
Amount collateralized by real  estate            2,574   4,003   4,398   4,486   4,041
                                              ----------------------------------------
Other real estate owned                            760     653   1,196   1,150   1,064
                                              ----------------------------------------
Total non-performing assets                     $3,882  $6,146  $6,474  $6,269  $6,996
                                              ========================================

(1) NONACCRUAL STATUS DENOTES LOANS ON WHICH, IN THE OPINION OF MANAGEMENT, THE COLLECTION OF INTEREST OR PRINCIPAL IS UNLIKELY, OR LOANS THAT MEET OTHER NONACCRUAL CRITERIA AS ESTABLISHED BY REGULATORY AUTHORITIES. PAYMENTS RECEIVED ON LOANS CLASSIFIED AS NONACCRUAL ARE EITHER APPLIED TO THE OUTSTANDING PRINCIPAL BALANCE OR RECORDED AS INTEREST INCOME, DEPENDING UPON MANAGEMENT'S ASSESSMENT OF THE COLLECTIBILITY OF THE LOAN.

(2) INCLUDES LOANS AND MORTGAGES SECURED BY RESIDENTIAL REAL ESTATE OF $128,000, $216,000, $354,000, $534,000 AND $313,000 AT DECEMBER 31, 1997,
    1996, 1995, 1994, AND 1993, RESPECTIVELY.


Nonperforming loans decreased by $2.4 million to $3.1 million at December 31, 1997 as the result of aggressive management within the portfolio which included, dn large part, management requiring borrowers to dispose of property and/or refinance their credit elsewhere. Of the amount outstanding at December 31, 1997, $2.6 million is collateralized by real estate (approximately 82%). At December 31, 1996, the Company had $5.5 million in nonperforming loans of which $4.0 million (73%) was collateralized by real estate compared to December 31, 1995 total nonperforming loans of $5.3 million (83% being collateralized by real
estate).  Other  real  estate  owned  (OREO)  comprised ten   properties  at
December 31, 1997 of which five were commercial office buildings, three were residences and two were small parcels of vacant land. During the year, the Company's net disposal of OREO properties was $.97 million.

For a discussion of concentrations of credit risk and impaired loans, see Notes C and D to the 1997 Consolidated Financial Statements, under Item 8 contained herein. At December 31, 1997, there were no commitments to lend additional funds to borrowers whose loans were classified as nonperforming.

If the Company's nonaccrual loans had been current in accordance with the original loan terms, $342,000 in gross interest income would have been recorded in 1997 vs. $529,000 in 1996 and $400,000 in 1995. The actual amount of interest income on nonaccrual loans recorded in interest income for 1997 was $273,000 vs. $215,000 in 1996 and $265,000 in 1995.

At December 31, 1997, the Company had a total of approximately $9.8 million in loans classified as substandard vs. $10.2 million at December 31, 1996, in addition to the nonperforming assets noted above. Of this amount, $8.4 million are loans collateralized by real estate. Such loans may be classified as nonperforming in the future, if present concerns about the borrower's ability to comply with repayment terms become clearly evident.

The following table details changes in the Allowance for Loan Losses for the years ended December 31 (in thousands):

                                    1997      1996      1995      1994      1993
---------------------------------------------------------------------------------
Balance at beginning of year      $ 9,302   $ 8,770   $ 8,326   $ 7,322   $ 5,794
Chargeoffs:
  Commercial                        1,448       889       411       350       435
  Installment                         742       554       593       292       449
  Real estate                         629     1,289     1,164     1,059     1,103
                                  -----------------------------------------------
Total chargeoffs                    2,819     2,732     2,168     1,701     1,987
                                  -----------------------------------------------
Recoveries:
  Commercial                          147        89        75        63       124
  Installment                          80       130       193       153       123
  Real estate                         320       195        44        20         2
                                  -----------------------------------------------
Total recoveries:                     547       414       312       236       249
                                  -----------------------------------------------
Net charge-offs                    (2,272)   (2,318)   (1,856)   (1,465)   (1,738)
Provision for loan losses           2,500     2,850     2,300     2,400     3,266
Transfers, other*                                                    69
                                  -----------------------------------------------
Balance at end of year            $ 9,530   $ 9,302   $ 8,770   $ 8,326   $ 7,322
                                =================================================
Ratio of net charge-offs to           .50%      .53%      .43%      .37%      .49%
 average loans outstanding
 during year
Allowance for loan losses as a       2.04      2.06      2.08      1.93      2.01
 percent of year-end loans
Allowance as a percent of non-        305       169       166       163       123
 performing loans

*An adjustment of $69,000 was transferred to the allowance for the loan losses as a result of the acquisition of assets and liabilities of the First National Bank of Amenia.

The provision for loan losses, which is charged to operations, is based on both the amount of net loan losses incurred and management's ongoing evaluation of the level and composition of risk in the loan portfolio. The evaluation considers, in addition to the results of a continuous program of individual loan assessment, factors including, but not limited to, general economic conditions and recent trends, loan portfolio composition, the level of nonperforming assets, prior loan loss experience and trends, growth of the portfolio and management's statistical estimate of losses inherent in the portfolio. The Company has not been involved in any foreign loans or highly leveraged transactions, which are generally considered high risk loans. The provision for loan losses decreased by $350,000 or 12.3% in 1997 compared to an increase of $550,000 or 24% in 1996.

The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans:

                                   1996            1997            1995             1994             1993
                              -------------   -------------   --------------   --------------   --------------
                              Amount   % of   Amount   % of    Amount   % of    Amount   % of    Amount   % of
Balance at end of                     total           total            total            total            total
year applicable to:                   loans           loans            loans            loans            loans
                            -----------------------------------------------------------------------------------
Commercial                    $2,131   17.2%  $2,476    15.9%  $2,355    16.6%  $2,010    22.1%  $2,520    19.1%
Consumer & other               1,873   20.6    1,702    19.3    1,400    16.1    1,363    12.2      881     9.5
Real Estate - Construction              2.3              2.7              3.1              1.5              1.0
Real Estate - Mortgage         4,149   59.9    3,985    62.1    4,247    64.2    4,100    64.2    3,155    70.4
Unallocated                    1,377           1,139              768              853              766
Total allowance
for loan losses               $9,530    100%  $9,302     100%  $8,770     100%  $8,326     100%  $7,322     100%
                            ===================================================================================

The ratio of allowance for loan losses to total loans has remained relatively stable at approximately 2% from 1993 through 1997. The ratio of the allowance to nonperforming loans does not reflect collateral values, although the large majority of the Bank's nonperforming assets are collateralized by real estate. Net charge-offs of loans were $2.3 million in 1997 as compared to $2.3 million in 1996 and $1.9 million in 1995.

Management believes that economic conditions in its local marketplace have stabilized over the past two years, and is cautiously optimistic about future growth. Unemployment in all four counties in which the Company operates is below 4%, and recently IBM announced plans to invest approximately $700 million to develop its new chip at its East Fishkill Plant. IBM also completed the sale of its Kingston facility closed several years ago, while Stewart International Airport in Newburgh is undergoing a major expansion at its terminal facilities. With these positive developments, the local economy's performance has begun to rebound and now compares more favorably with the broader U.S. economy.

Management believes the allowance for loan losses is adequate to cover credit risk inherent in the portfolio but no assurance can be given that the current apparent stabilization of the local economy will not be unsettled by future events. Such developments would be expected to adversely affect the financial performance of the Company.

NONINTEREST INCOME

The following table details the components of noninterest income for the years ended December 31 (dollars in thousands):

                                    NET CHANGE                 NET CHANGE
                                 -----------------          ----------------
                          1997   AMOUNT   PERCENT    1996   AMOUNT   PERCENT      1995
-----------------------------------------------------------------------------------------
INCOME FROM FIDUCIARY    $  737   $  94     14.6%   $  643  $  (51)   (7.4)%       $  694
  ACTIVITIES
SERVICE CHARGE INCOME     3,947    (201)    (4.8)    4,148     643     18.4         3,505
NET REALIZED GAINS          314     152     93.8       162      24     17.4           138
 ON SECURITIES
NET GAINS ON SALES OF       176     (27)               203    (201)   (49.8)          404
  LOANS                                    (13.3)
OTHER                     1,093    (549)   (33.4)    1,642     604     58.2         1,038
                       ----------------          -----------------          -------------
TOTAL                    $6,267   $(531)   (7.8)%   $6,798  $1,019     17.6%       $5,779
                       ================          =================          =============

Noninterest income decreased $.5 million in 1997 compared to 1996 primarily due to a one-time gain recorded in 1996 from the sale of the Company'S Merchant portfolio of $.4 million and a service charge income decrease of $.2 million as the Company continued to pursue its policy of increasing average account balance. Such increased average balances result in lower service charges but higher levels of interest income. Such declines in service charge income were partially offset by a $.1 million increase in income from fiduciary activities (trust fees) and a $.1 million increase in net gains on sales of securities and loans.

Noninterest income increased $1.0 million in 1996 compared to 1995, primarily due to an increase in service charge income of $.6 million and the sale of the Company's merchant processing services in which the Company recorded a one-time gain of $.4 million. Gains on sales of loans declined by $.2 million (approximately $.3 million relates to the one-time sale in 1995 of some $25 million in previously originated mortgages into the secondary market). Underlying gains on sales of loans, therefore, actually increased by $.1 million.

NONINTEREST EXPENSE

The following chart outlines the major changes in noninterest expense for the years ended December 31, 1997, 1996 and 1995, respectively (dollars in thousands):

                                            YEARS ENDED DECEMBER 31,
                                    NET CHANGE                 NET CHANGE
                               ------------------           ----------------
                        1997    AMOUNT   PERCENT    1996    AMOUNT   PERCENT      1995
-----------------------------------------------------------------------------------------
SALARIES & BENEFITS    $12,425   $ 558       4.7%  $11,867   $ 558       4.9%     $11,309
OCCUPANCY &              4,027      17       0.4     4,010     310       8.4        3,700
  EQUIPMENT
OREO                       201     128     175.3        73     (68)    (48.2)         141
MERGER-RELATED             255     255     100.0         0    (250)  (100.00)         250
 FDIC                       84      (5)     (5.6)       89    (593)    (87.0)         682
OTHER                    5,353    (193)     (3.5)    5,546    (828)    (13.0)       6,374
                     -----------------          ------------------          -------------
TOTAL                  $22,345   $ 760       3.5%  $21,585   $(871)    (3.9)%     $22,456
                     =================          ==================          =============

Salaries and benefits expense increased in 1997 by $.6 million primarily due to the staffing increases ($.4 million) in late 1996 for the new Orange County branches (branches full year of operation in 1997) and the restructuring of the Company's commercial lending division, new hires and normal salary increases. These increases were partially offset by a change in the amount recorded related to stock appreciation rights. In 1997 officers who had stock appreciation rights in tandem with stock options waived such appreciation rights but retained the rights to the related underlying options. As such, the Company recorded a recovery of $.1 million in previous expense vs. a charge in 1996 of $.2 million. Salaries and benefits expense increased in 1996 by $.6 million compared to 1995 due to the $.2 million charge in connection with stock appreciation rights. $.1 million in the fourth quarter of 1996 for the new anticipated Orange County branches. $.1 million increase in pension and profit sharing expense and the remainder due to general salary increases received by employees during the year.

Occupancy and equipment expenses increased by less than $.1 million in 1997 vs. 1996 primarily due to the expense of the new Orange County branches in 1997, somewhat offset by the effects of a milder winter than that experienced in 1996 and the closure of the Amenia satellite branch in January 1997. Occupancy and equipment expense increased in 1996 vs. 1995 primarily due to the severe winter experienced in the first quarter of 1996, higher levels of equipment expense and a $.1 million charge in connection with the closure of the Amenia satellite branch.

Other Real Estate Owned expense was $.2 million in 1997 compared to $.1 million in 1996. in 1997, the Company recorded net recoveries on dispositions of OREO properties of some $.1 million compared to a recovery in 1996 of $.2 million. Exclusive of these large items, OREO expense principally relates to the levels of properties carried during the year. OREO writedowns and provisions were $.1 million, $.1 million and $.2 million in 1997, 1996 and 1995, respectively. Writedowns of properties after foreclosure reflect the continuing difficulty of maintaining "distressed" real estate values in the Company's marketplace.

Merger-related expenses of $.3 million in 1997 relate to the pending merger with Progressive Bancorp, Inc. Merger-related expenses amounted to $.3 million in 1995 in connection with its prior 1994 merger for finalizing the conversion of the Company's data processing system.

FDIC insurance expense decreased in 1996 by $.6 million to $.1 million from 1995 levels as a result of decreases in the rate of insurance premiums to the Bank Insurance Fund (BIF). However, the Bank has approximately $13.0 million in deposits insured by the Savings Association Insurance Fund (SAIF) of the FDIC ("OAKAR" deposits), for which it was required to continue to pay into the SAIF fund. On September 30, 1996, legislation was passed to recapitalize the SAIF. As a result, the Company recorded a one-time assessment of almost $.1 million related to such SAIF deposits, which is included in the $.1 million of FDIC insurance expense recorded in 1996. FDIC insurance expense remained relatively unchanged in 1997 as the result of the assessments for FDIC required for FICO
bond funding and the higher level of assessments on SAIF insured deposits.   For
further information regarding FDIC assessments, see Item I Business - "Supervision and Regulation".

Other expenses decreased by $.2 million in 1997, of which $.3 million represents savings achieved in the levels of expense for postage, supplies, insurance and consultant fees, somewhat offset by increases in advertising and promotions of $.3 million. Other expenses decreased by $.8 million in 1996 vs. 1995 mainly due to the absence of costs incurred for outside services in 1995 for integration of banking operations.

Income taxes decreased to $4.4 million in 1997 compared to $4.6 million in 1996 and $3.5 million in 1995, reflecting pretax income of $13.4 million, $13.2 million and $10.5 million in 1997, 1996 and 1995, respectively. The Company's effective tax rates were 32.8%, 34.4% and 33.5% in 1997, 1996 and 1995, respectively. The decline in the Company's effective tax rate in 1997 relates primarily to the increased investment term municipal bonds as a strategy to achieve higher tax equivalent income while minimizing its tax liability. For further information regarding income taxes, see Note J to the consolidated financial statements under Item 8.

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

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                 1997
                               ---------------------------------------
                                MARCH 31    JUN 30   SEPT 30    DEC 31
                               ---------------------------------------
Interest income                  $12,692   $13,144   $13,263   $13,637
Interest expense                   4,965     5,237     5,234     5,312
                               ---------------------------------------
Net interest income                7,727     7,907     8,029     8,325
Provision for loan losses            700       600       600       600
                               ---------------------------------------
Net interest income after
  provision for loan losses        7,027     7,307     7,429     7,725
Net security gains                     9        25       102       178
Other income                       1,568     1,519     1,467     1,399
Merger related expense (1)                                        (255)
Other expenses                    (5,416)   (5,465)   (5,544)   (5,665)
                               ---------------------------------------
Income before income taxes         3,188     3,386     3,454     3,382
Provision for income taxes         1,049     1,121     1,121     1,111
NET INCOME                       $ 2,139   $ 2,265     2,333     2,271
                             =========================================
Diluted earnings per share*         $.29      $.31      $.32      $.31
                             =========================================

                                                  1996
                                                 -------
                               ---------------------------------------
                               MARCH  31   JUNE 30   SEPT 30    DEC 31
                               ---------------------------------------
Interest income                  $12,704   $12,572   $12,699   $13,053
Interest expense                   5,165     4,945     4,973     5,091
                               ---------------------------------------
Net interest income                7,539     7,627     7,726     7,962
Provision for loan losses            600       750       750       750
                               ---------------------------------------
Net interest income after          6,939     6,877     6,976     7,212
  provision for loan losses
Net security gains                    73        19        13        57
Other income (2)                   1,472     1,547     1,618     1,999
Other expenses                    (5,390)   (5,252)   (5,395)   (5,548)
                               ---------------------------------------
Income before income taxes         3,094     3,191     3,212     3,720
Provision for income taxes         1,081     1,087     1,102     1,281
                               ---------------------------------------
NET INCOME                       $ 2,013   $ 2,104   $ 2,110   $ 2,439
                               =======================================
Diluted earnings per share*         $.28      $.29      $.29      $.34
                               =======================================

*DILUTED EARNINGS PER SHARE HAVE BEEN RETROACTIVELY ADJUSTED TO GIVE EFFECT TO
THE 10% STOCK DIVIDENDS, DECLARED DECEMBER 1995 AND   DECEMBER 1996 AND THE
THREE FOR TWO STOCK SPLIT IN THE FORM OF A 50% STOCK DIVIDEND DECLARED SEPTEMBER 1997.

1) THE MERGER RELATED EXPENSE CHARGE OF $255,000 REDUCED FOURTH QUARTER 1997 INCOME BY $167,000 AFTER TAX OR $0.02 PER SHARE.

2) THE FOURTH QUARTER OF 1996 INCLUDES A GAIN OF $450,000 ON THE SALE OF ITS MERCHANT PROGRAM, OR $261,000 AFTER TAX. THIS GAIN INCREASED FOURTH QUARTER 1996 EARNINGS PER SHARE BY $0.03 PER SHARE.

Item 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-----------------------------------------------------------------

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations "Asset/Liability Management".


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The following are included in this item beginning on the pages indicated:

                                                                                    Page

Report of Management to the Stockholders                                              40

Independent Accountants' Report                                                       41

Independent Auditors' Report                                                          42

Consolidated Balance Sheets at December 31, 1997 and 1996                             43

Consolidated Statements of Income and Expense for each of the three years in the
 period ended December 31, 1997                                                       44

Consolidated Statements of Cash Flows for each of the three years in the period
ended December 31, 1997                                                               45

Consolidated Statements of Changes in Stockholders' Equity for each of the three
years in the period ended  December 31, 1997                                          46

Notes to Consolidated Financial Statements                                            47

Selected quarterly financial data of the Company for 1997 and 1996 are reported in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Selected Quarterly Financial Data."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEMS 10 THROUGH 13.

Information required by Part III (Items 10 through 13) of this Form 10-K is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 21, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
--------  ------------------------------------------------------
          FORM 8-K
          --------

   (a)    List of Documents Filed as Part of This Report.

          (1)  Financial Statements Filed:

               1. Independent Auditors' Report

               2. Consolidated Balance Sheets as of December 31, 1997 and
                  1996

               3. Consolidated Statements of Income and Expense for each of the three years in the period ended December 31, 1997

               4. Consolidated Statements of Changes in Stockholders'
                  Equity for each of the three years in the period ended December 31, 1997

               5. Consolidated Statements of Cash Flows for each of the
                  three years in the period ended
                  December 31, 1997

               6. Notes to Consolidated Financial Statements

           (2) Financial Statement Schedules. All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or related notes.

           (3) Exhibits. The exhibits listed on the Exhibit Index on page 41 of this Form 10-K are filed herewith or are incorporated herein by reference.

   (b)  Reports on Form 8-K

        On December 29, 1997, the Company filed a current report on Form 8-K to report the proposed merger of Progressive with an into Hudson Chartered and disclose the underlying transaction documents.

REPORT OF MANAGEMENT TO THE STOCKHOLDERS

CONSOLIDATED FINANCIAL STATEMENTS

     THE MANAGEMENT OF HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES ("THE COMPANY") IS RESPONSIBLE FOR THE PREPARATION, INTEGRITY, AND FAIR PRESENTATION OF ITS PUBLISHED FINANCIAL STATEMENTS AND ALL OTHER INFORMATION PRESENTED IN THIS ANNUAL REPORT. THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND, AS SUCH, INCLUDE AMOUNTS BASED ON INFORMED JUDGMENTS AND ESTIMATES MADE BY MANAGEMENT.

     THE CONSOLIDATED FINANCIAL STATEMENTS HAVE BEEN AUDITED BY AN INDEPENDENT ACCOUNTING FIRM, WHICH WAS GIVEN UNRESTRICTED ACCESS TO ALL FINANCIAL RECORDS AND RELATED DATA, INCLUDING MINUTES OF ALL MEETINGS OF THE STOCKHOLDERS, THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD. MANAGEMENT BELIEVES ALL REPRESENTATIONS MADE TO THE INDEPENDENT AUDITORS DURING THEIR AUDIT WERE VALID AND APPROPRIATE. THE INDEPENDENT AUDITORS' REPORT IS PRESENTED ON PAGE 42.

INTERNAL CONTROL

     MANAGEMENT IS RESPONSIBLE FOR ESTABLISHING AND MAINTAINING INTERNAL CONTROL OVER FINANCIAL REPORTING, INCLUDING SAFEGUARDING OF ASSETS, PRESENTED IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND, FOR THE COMPANY'S BANK SUBSIDIARY, FIRST NATIONAL BANK OF THE HUDSON VALLEY, IN CONFORMITY WITH THE FEDERAL FINANCIAL INSTITUTIONS EXAMINATION COUNCIL INSTRUCTIONS CONSOLIDATED REPORTS OF CONDITION AND INCOME ("CALL REPORT" INSTRUCTIONS). INTERNAL CONTROL CONTAINS MONITORING MECHANISMS AND ACTIONS ARE TAKEN TO CORRECT DEFICIENCIES IDENTIFIED.

     THERE ARE INHERENT LIMITATIONS IN THE EFFECTIVENESS OF ANY INTERNAL CONTROL, INCLUDING THE POSSIBILITY OF HUMAN ERROR AND THE CIRCUMVENTION OR OVERRIDING OF CONTROLS. ACCORDINGLY, EVEN EFFECTIVE INTERNAL CONTROL CAN PROVIDE ONLY REASONABLE ASSURANCE WITH RESPECT TO FINANCIAL STATEMENT PREPARATION. FURTHER, BECAUSE OF CHANGES IN CONDITIONS, THE EFFECTIVENESS OF INTERNAL CONTROL MAY VARY OVER TIME.

     MANAGEMENT ASSESSED THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING, INCLUDING SAFEGUARDING OF ASSETS, PRESENTED IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND CALL REPORT INSTRUCTIONS AS OF DECEMBER 31, 1997. THIS ASSESSMENT WAS BASED ON CRITERIA FOR EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING, INCLUDING SAFEGUARDING OF ASSETS, DESCRIBED IN INTERNAL CONTROL - INTEGRATED FRAMEWORK ISSUED BY THE COMMITTEE OF SPONSORING ORGANIZATIONS OF THE TREADWAY COMMISSION. BASED ON THIS ASSESSMENT, MANAGEMENT BELIEVES THAT THE COMPANY MAINTAINED EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING, INCLUDING SAFEGUARDING OF ASSETS, PRESENTED IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND, FOR ITS BANK SUBSIDIARY, CALL REPORT INSTRUCTIONS AS OF DECEMBER 31, 1997.

AUDIT COMMITTEE

     THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS IS COMPRISED ENTIRELY OF NON-EMPLOYEE DIRECTORS WHO ARE INDEPENDENT OF THE COMPANY'S MANAGEMENT. THE AUDIT COMMITTEE IS RESPONSIBLE FOR RECOMMENDING TO THE BOARD OF DIRECTORS THE SELECTION OF INDEPENDENT AUDITORS. THE AUDIT COMMITTEE MEETS PERIODICALLY WITH MANAGEMENT, THE INDEPENDENT AUDITORS, AND THE INTERNAL AUDITORS TO ENSURE THAT THEY ARE CARRYING OUT THEIR RESPONSIBILITIES. THE AUDIT COMMITTEE IS ALSO RESPONSIBLE FOR PERFORMING AN OVERSIGHT ROLE BY REVIEWING AND MONITORING THE FINANCIAL, ACCOUNTING AND AUDITING PROCEDURES OF THE COMPANY IN ADDITION TO REVIEWING THE COMPANY'S FINANCIAL REPORTS. THE INDEPENDENT AUDITORS AND THE INTERNAL AUDITORS HAVE FULL AND FREE ACCESS TO THE AUDIT COMMITTEE, WITH OR WITHOUT THE PRESENCE OF MANAGEMENT, TO DISCUSS THE ADEQUACY OF INTERNAL CONTROL FOR FINANCIAL REPORTING AND ANY OTHER MATTERS WHICH THEY BELIEVE SHOULD BE BROUGHT TO THE ATTENTION OF THE AUDIT COMMITTEE.

COMPLIANCE WITH LAWS AND REGULATIONS

     MANAGEMENT IS ALSO RESPONSIBLE FOR ENSURING COMPLIANCE WITH THE FEDERAL LAWS AND REGULATIONS CONCERNING LOANS TO INSIDERS AND FEDERAL AND STATE LAWS AND REGULATIONS CONCERNING DIVIDEND RESTRICTIONS, BOTH OF WHICH ARE DESIGNATED BY THE FEDERAL DEPOSIT INSURANCE CORPORATION AS SAFETY AND SOUNDNESS LAWS AND REGULATIONS.

     MANAGEMENT ASSESSED ITS COMPLIANCE WITH THE DESIGNATED SAFETY AND SOUNDNESS LAWS AND REGULATIONS AND HAS MAINTAINED RECORDS OF ITS DETERMINATIONS AND ASSESSMENTS AS REQUIRED BY THE FEDERAL DEPOSIT INSURANCE CORPORATION. BASED ON THIS ASSESSMENT, MANAGEMENT BELIEVES THAT THE COMPANY HAS COMPLIED, IN ALL MATERIAL RESPECTS, WITH THE DESIGNATED SAFETY AND SOUNDNESS LAWS AND REGULATIONS FOR THE YEAR ENDED DECEMBER 31, 1997.



T. JEFFERSON CUNNINGHAM III   JOHN C. VANWORMER               PAUL A. MAISCH
      CHAIRMAN & CEO              PRESIDENT             CHIEF FINANCIAL OFFICER

[DELOITTE & TOUCHE LLP LETTERHEAD APPEARS HERE]


INDEPENDENT ACCOUNTANTS' REPORT

TO THE AUDIT COMMITTEE
HUDSON CHARTERED BANCORP, INC.
LAGRANGEVILLE, N.Y.

WE HAVE EXAMINED MANAGEMENT'S ASSERTION THAT , AS OF DECEMBER 31, 1997, HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES (THE "COMPANY") MAINTAINED EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING, INCLUDING SAFEGUARDING OF ASSETS, PRESENTED IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND, FOR THE COMPANY'S BANK SUBSIDIARY, FIRST NATIONAL BANK OF THE HUDSON VALLEY, IN CONFORMITY WITH FEDERAL FINANCIAL INSTITUTIONS EXAMINATION COUNCIL INSTRUCTIONS FOR CONSOLIDATED REPORTS OF CONDITION AND INCOME ("CALL REPORT" INSTRUCTIONS), INCLUDED IN THE ACCOMPANYING REPORT OF MANAGEMENT TO THE STOCKHOLDERS.

OUR EXAMINATION WAS MADE IN ACCORDANCE WITH STANDARDS ESTABLISHED BY THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS AND, ACCORDINGLY, INCLUDED OBTAINING AN UNDERSTANDING OF THE INTERNAL CONTROL OVER FINANCIAL REPORTING, TESTING AND EVALUATING THE DESIGN AND OPERATING EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING, INCLUDING SAFEGUARDING OF ASSETS, AND SUCH OTHER PROCEDURES AS WE CONSIDERED NECESSARY IN THE CIRCUMSTANCES. WE BELIEVE THAT OUR EXAMINATION PROVIDES A REASONABLE BASIS FOR OUR OPINION.

BECAUSE OF INHERENT LIMITATIONS IN ANY INTERNAL CONTROL, MISSTATEMENTS DUE TO ERRORS OR FRAUD MAY OCCUR AND NOT BE DETECTED. ALSO, PROJECTIONS OF ANY EVALUATION OF THE INTERNAL CONTROL OVER FINANCIAL REPORTING TO FUTURE PERIODS ARE SUBJECT TO THE RISK THAT THE INTERNAL CONTROL STRUCTURE MAY BECOME INADEQUATE BECAUSE OF CHANGES IN CONDITIONS, OR THAT THE DEGREE OF COMPLIANCE WITH THE POLICIES MAY DETERIORATE.

IN OUR OPINION, MANAGEMENT'S ASSERTION THAT, AS OF DECEMBER 31, 1997, THE COMPANY MAINTAINED EFFECTIVE INTERNAL CONTROL OVER FINANCIAL REPORTING, INCLUDING SAFEGUARDING OF ASSETS, PRESENTED IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND, FOR ITS BANK SUBSIDIARY, THE CALL REPORT INSTRUCTIONS IS FAIRLY STATED, IN ALL MATERIAL RESPECTS, BASED ON THE CRITERIA ESTABLISHED IN INTERNAL CONTROL-INTEGRATED FRAMEWORK ISSUED BY THE COMMITTEE OF SPONSORING ORGANIZATIONS OF THE TREADWAY COMMISSION.

/S/ DELOITTE & TOUCHE LLP

JANUARY 27, 1998

DELOITTE TOUCHE
TOHMATSU
INTERNATIONAL

[DELOITTE & TOUCHE LLP  LETTERHEAD APPEARS HERE]



INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND STOCKHOLDERS
HUDSON CHARTERED BANCORP, INC.

WE HAVE AUDITED THE CONSOLIDATED BALANCE SHEETS OF HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES (THE "COMPANY") AS OF DECEMBER 31, 1997 AND 1996 AND THE RELATED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE, STOCKHOLDERS' EQUITY AND CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDITS.

WE CONDUCTED OUR AUDITS IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS. THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDITS PROVIDE A REASONABLE BASIS OF OUR OPINION.

IN OUR OPINION, SUCH CONSOLIDATED FINANCIAL STATEMENTS PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES AT DECEMBER 31, 1997 AND 1996 AND RESULTS OF THEIR OPERATIONS AND THEIR CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997 IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.



/S/ DELOITTE & TOUCHE LLP
JANUARY 27, 1998

DELOITTE TOUCHE
TOHMATSU
INTERNATIONAL


HUDSON CHARTERED BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
                                                                                                  December 31,
                                                                             Notes              1997      1996
                                                                                                ----      ----
ASSETS
  Cash and due from banks                                                      K                $29,075    $35,929
  Federal funds sold                                                                             17,400     11,350
  Total cash and cash equivalents                                                                46,475     47,279
  Securities:                                                                  B
  Available for sale, at fair value                                                             171,579    162,915
  Held to maturity, fair value of $24,744 in 1997                                                24,245     13,568
  and $13,904 in 1996.
  Regulatory securities                                                                           2,755      2,755
  Loans held for sale                                                          K                    216        168

  Loans:                                                                    C,D,K,L
  Gross loans                                                                                   467,021    451,751
  Allowance for loan losses                                                    E                 (9,530)    (9,302)
                                                                                               --------   --------
  Net loans                                                                                     457,491    442,449

  Premises and equipment, net                                                  F                 15,592     16,249
  Accrued income                                                                                  5,504      5,191
  Deferred taxes                                                                                  2,987      3,075
  Other real estate owned                                                                           760        653
  Other assets                                                                 D                  3,920      2,573
    TOTAL ASSETS                                                                               $731,524   $696,875
                                                                                               ========   ========
LIABILITIES
  Deposits:                                                                    G
    Demand  deposits                                                                           $151,002   $142,256
    Interest bearing deposits                                                                   503,103    483,570
  Total deposits                                                                                654,105    625,826

  Other interest bearing liabilities                                           M                  1,725      1,854
  Other liabilities                                                                               5,336      4,030
    TOTAL LIABILITIES                                                                           661,166    631,710

  Commitments and contingencies                                               C,K

STOCKHOLDERS' EQUITY                                                          N,O
  Preferred Stock                                                                                     0          0
    ($.01 par value; 5,000,000 shares authorized;none issued)                                      -         -
  Common stock ($.80 par value; 20,000,000 shares authorized)
    7,161,278 shares issued less 85,015 Treasury shares in 1997 and                               5,729      3,854
    4,816,813 shares issued less 77,981 Treasury shares in 1996
  Additional paid-in capital                                                                     38,979     40,863
  Retained earnings                                                                              27,042     21,830
  Net unrealized securities gains                                                                   966        296
  Treasury stock, at cost                                                                        (2,358)    (1,549)
  Employee stock ownership plan (ESOP)                                                                0       (129)
                                                                                               --------   --------
    TOTAL STOCKHOLDERS' EQUITY                                                                   70,358     65,165
                                                                                               --------   --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $731,524   $696,875
                                                                                               ========   ========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
( in thousands, except share data)

                                                              Year ended December 31,
                                                 Notes       1997        1996       1995
                                                             ----        ----       ----
Interest income:
  Loans, including fees                                     $41,083    $39,373     $39,413
  Federal funds sold                                          1,062      1,213       2,028
  Taxable securities                                          7,290      8,192       7,270
  Tax-exempt securities                                       3,301      2,250       2,004
    Total interest income                                    52,736     51,028      50,715
Interest expense:
  Deposits                                         G         20,641     20,064      21,129
  Other                                                         107        110         130
    Total interest expense                                   20,748     20,174      21,259

    NET INTEREST INCOME                                      31,988     30,854      29,456
  Provision for loan losses                        E          2,500      2,850       2,300
  Net interest income after provision
     for loan losses                                         29,488     28,004      27,156
Noninterest income:
  Service charges on deposit accounts                         3,554      3,731       2,968
  Other service charges, commissions and fees                   393        417         537
  Income from fiduciary activities                              737        643         694
  Realized gains on sales of securities, net                    314        162         138
  Gains on sales of loans, net                                  176        203         404
  Other                                                       1,093      1,642       1,038
                                                            ------      ------      ------
    Total noninterest income                                  6,267      6,798       5,779

    GROSS OPERATING INCOME                                   35,755     34,802      32,935
Noninterest expense:
  Salaries and employee benefits                   H         12,425     11,867      11,309
  Net occupancy                                    I          1,885      1,816       1,606
  Equipment                                                   2,142      2,194       2,094
  Postage and supplies                                          817      1,019       1,306
  FDIC insurance                                                 84         89         682
  Advertising and public relations                              639        378         353
  Merger related costs                                          255          0         250
  Other real estate owned                          D            201         73         141
  Other                                                       3,897      4,149       4,715
    Total noninterest expense                                22,345     21,585      22,456

Income before income taxes                                   13,410     13,217      10,479
  Income taxes                                     J          4,402      4,551       3,514

NET INCOME                                                    9,008      8,666       6,965
  Dividend requirements of preferred stock         O                        89         414
                                                             ------     ------      ------
NET INCOME APPLICABLE TO COMMON SHARES                       $9,008     $8,577      $6,551
                                                             ======     ======      ======
Weighted average shares outstanding: *
  Basic                                                   7,059,000  6,932,000   6,274,000
  Diluted                                                 7,263,000  7,228,000   7,089,000
Per common share: *
  Earnings - basic                                            $1.28      $1.24       $1.04
  Earnings -  diluted                                          1.24       1.19        0.98
  Dividends declared                                           0.50       0.41        0.34

* adjusted for 10% stock dividends declared December 1995 and December 1996 and the 3 for 2 stock split in the form of a 50% stock dividend declared September 1997.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

                                                                         Year ended December 31,
                                                                         1997        1996       1995
                                                                         ----        ----       ----
OPERATING ACTIVITIES:
  Net income                                                           $9,008      $8,666     $6,965
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses                                           2,500       2,850      2,300
    Depreciation and amortization                                       1,900       1,863      1,928
    Amortization of security premiums, net                                349         298        227
    Amortization of core deposit intangible                               115         132        141
    Realized gains on sales of securities and loans                      (490)       (365)      (542)
    Deferred income tax benefits                                         (379)       (554)      (121)
    (Increase) decrease in accrued income                                (313)        427       (542)
    Other ,net                                                         (1,459)      1,672     (4,303)
                                                                      -------     -------    -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                         11,231      14,989      6,053

INVESTING ACTIVITIES:
  Proceeds from sales of securities available-for-sale                 60,695      39,281     33,129
  Proceeds from maturities of securities available-for-sale            22,224      44,271     21,743
  Proceeds from maturities of securities held-to-maturity               5,107       4,916     17,671
  Purchases of securities available-for-sale                          (89,352)    (78,497)   (98,177)
  Purchases of securities held-to-maturity                            (16,912)     (5,929)    (7,679)
  Proceeds from sales of loans                                          9,463       8,329     31,305
  Net increase in loans                                               (26,877)    (40,007)   (22,956)
  Purchases of premises and equipment                                  (1,243)     (1,050)    (1,303)
  Proceeds from sales of other real estate owned                        1,050       1,428      1,211
                                                                      -------     -------    -------
    NET CASH USED BY INVESTING ACTIVITIES                             (35,845)    (27,258)   (25,056)

FINANCING ACTIVITIES:
  Net increase in demand, money market, NOW and savings accounts        3,912       3,600      7,960
  Net increase (decrease) in other time deposits                       24,367      (8,834)    43,030
  Decrease in securities sold under repurchase agreements                                     (6,106)
  Proceeds from issuance of common stock from treasury                  2,389       1,354      1,334
  Repurchase of preferred stock                                                      (123)
  Repurchase of common stock                                           (3,496)     (1,461)      (117)
  Cash dividends - preferred                                                         (193)      (414)
  Cash dividends - common                                              (3,362)     (2,648)    (2,102)
                                                                      -------     -------    -------
    NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   23,810      (8,305)    43,585
                                                                      -------     -------    -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (804)    (20,574)    24,582
CASH AND CASH EQUIVALENTS:
  AT BEGINNING OF YEAR                                                 47,279      67,853     43,271
                                                                      -------     -------    -------
  AT END OF YEAR                                                      $46,475     $47,279    $67,853
                                                                      =======     =======    =======
Non-cash investing activities:
  Transfer from loans to OREO                                            $985      $1,526     $2,058
  Net unrealized gains recorded on securities                           1,143         490      2,957
  Deferred taxes on net unrealized (gains) losses                         467         200     (1,227)
  Transfer of securities from held to maturity to available for sale                          61,465
Additional cash flow disclosures:
  Interest paid                                                        20,667      20,402     21,069
  Income taxes paid                                                     4,102       5,305      3,702
  Conversion of preferred stock to common stock                                     5,590          1

See notes to consolidated financial statements.

HUDSON CHARTERED BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
( in thousands, except share data)

                                                                                                   Additional
                                                                              Preferred   Common     Paid-in    Retained
                                                                                Stock     Stock      Capital    Earnings

BALANCE AT JANUARY 1, 1995                                                      $5,714     $2,730     $16,099    $29,353

  Net income                                                                                                       6,965
  Dividends declared on preferred stock                                                                             (414)
  Dividends declared on common stock ($0.34 per share)*                                                           (2,150)
  Stock reinvestment and purchase plan - 68,716 shares*                                        30         581
  Conversion of Series B preferred stock - 140 shares*                              (1)         1
  Options exercised - 101,233 shares*                                                          45         678
  Purchase of Treasury stock - 7,318 shares
  Payments on ESOP borrowings
  Net unrealized gains on securities
  Stock dividend declared on common stock (10%) ($10.91 per share)                            280       6,020     (6,300)
                                                                               -------    -------     -------    -------
BALANCE AT DECEMBER 31, 1995                                                     5,713      3,086      23,378     27,454

  Net income                                                                                                       8,666
  Cash dividends declared on preferred stock                                                                         (89)
  Cash dividends declared on common stock ($0.41 per share)*                                                      (2,863)
  Stock reinvestment and purchase plan - 69,573 shares*                                        33         773
  Conversion of Series B preferred stock - 727,000 shares*                      (5,590)       345       5,245
  Redemption of Series B preferred stock                                          (123)
  Options excercised - 95,289 shares                                                           45         503
  Effect of Treasury stock issued at less than cost                                                                  (29)
  Purchase of Treasury stock - 70,494 shares
  Payments on ESOP borrowings
  Net unrealized losses on securities
  Stock dividend declared on common stock (10%) ( $17.50 per share)                           345      10,964    (11,309)
                                                                               -------    -------     -------    -------
BALANCE AT DECEMBER 31, 1996                                                         0      3,854      40,863     21,830


  Net income                                                                                                       9,008
  Cash dividends declared on common stock ($0. 50  per share)*                                                    (3,506)
  Stock reinvestment and purchase plan - 48,814  shares*
  Cash in lieu paid on fractional shares                                                                   (9)
  Options exercised - 126,931 shares*
  Effect of Treasury stock issued at less than cost                                                                 (290)
  Purchase of Treasury stock - 129,475 shares
  Payments on ESOP borrowings
  Net unrealized gains on securities
  Stock dividend declared on common stock (50%)                                             1,875      (1,875)
                                                                               -------    -------     -------    -------
BALANCE AT DECEMBER 31, 1997                                                        $0    $ 5,729     $38,979    $27,042
                                                                               =======    =======     =======    =======



                                                                                 Net
                                                                              Unrealized
                                                                              Gains (Losses)  Treasury
                                                                              on Securities     Stock     ESOP     Total

                                                                               -------       -------     -------    -------
BALANCE AT JANUARY 1, 1995                                                     ($1,144)                    ($214)   $52,538

  Net income                                                                                                          6,965
  Dividends declared on preferred stock                                                                                (414)
  Dividends declared on common stock ($0.34 per share)*                                                              (2,150)
  Stock reinvestment and purchase plan - 68,716 shares*                                                                 611
  Conversion of Series B preferred stock - 140 shares*
  Options exercised - 101,233 shares*                                                                                   723
  Purchase of Treasury stock - 7,318 shares                                                   ($117)                   (117)
  Payments on ESOP borrowings                                                                                 43         43
  Net unrealized gains on securities                                             1,730                                1,730
  Stock dividend declared on common stock (10%) ($10.91 per share)
                                                                               -------       -------     -------    -------
BALANCE AT DECEMBER 31, 1995                                                       586          (117)       (171)    59,929

  Net income                                                                                                          8,666
  Cash dividends declared on preferred stock                                                                            (89)
  Cash dividends declared on common stock ($0.41 per share)*                                                         (2,863)
  Stock reinvestment and purchase plan - 69,573 shares*                                                                 806
  Conversion of Series B preferred stock - 727,000 shares*
  Redemption of Series B preferred stock                                                                               (123)
  Options excercised - 95,289 shares                                                                                    548
  Effect of Treasury stock issued at less than cost                                               29
  Purchase of Treasury stock - 70,494 shares                                                  (1,461)                (1,461)
  Payments on ESOP borrowings                                                                                 42         42
  Net unrealized losses on securities                                             (290)                                (290)
  Stock dividend declared on common stock (10%) ( $17.50 per share)
                                                                               -------       -------     -------    -------
BALANCE AT DECEMBER 31, 1996                                                       296        (1,549)       (129)    65,165


  Net income                                                                                                          9,008
  Cash dividends declared on common stock ($0. 50  per share)*                                                       (3,506)
  Stock reinvestment and purchase plan - 48,814  shares*                                         923                    923
  Cash in lieu paid on fractional shares                                                                                 (9)
  Options exercised - 126,931 shares*                                                          1,474                  1,474
  Effect of Treasury stock issued at less than cost                                              290
  Purchase of Treasury stock - 129,475 shares                                                 (3,496)                (3,496)
  Payments on ESOP borrowings                                                                                129        129
  Net unrealized gains on securities                                               670                                  670
  Stock dividend declared on common stock (50%)
                                                                               -------       -------     -------    -------
BALANCE AT DECEMBER 31, 1997                                                      $966       ($2,358)          0    $70,358
                                                                               =======       =======     =======    =======

* adjusted for 10% stock dividends declared in December 1995 and 1996 and a 3 for 2 stock split in the form of a 50% stock dividend declared in September 1997.

See notes to consolidated financial statements.
                                                    46

                 HUDSON CHARTERED BANCORP, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise indicated, except per share data)

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Hudson Chartered Bancorp, Inc. (Company) is a New York State bank holding company. Through its commercial banking subsidiary, First National Bank of the Hudson Valley (Bank), it operates 21 branches in Dutchess, Ulster, northern Putnam and Orange counties in New York State. The Bank is principally engaged in a variety of lending activities and deposit gathering activities within the above noted market place. As such, its future growth and profitability is dependent, in large part, on the performance of the local economy and the value of local real estate. The Bank competes with a significant number of other financial institutions. Diversity of product lines, availability of funds, interest rates charged on loans and offered on deposits, responsiveness and customer convenience are all factors in effectively competing with these other financial institutions. The local economy is impacted by employment levels of two large employers, IBM and certain New York State institutions. Although present conditions are stable, the local economy was weakened, in recent years, from large employment cutbacks from these employers. Approximately 62% of the Company's loans outstanding are collateralized by real estate. The Company also has made commitments to lend additional funds collateralized by real estate in the amount of approximately $16.9 million.

The Company does not engage in hedging activities, utilize derivative financial instruments or maintain a trading portfolio.

PENDING MERGER

On December 16, 1997, the Company signed a definitive Merger Agreement and Plan of Reorganization with Progressive Bank, Inc. (Progressive), a New York-chartered bank holding company, in a transaction anticipated to be accounted for under the pooling of interests method of accounting. According to the agreement, each share of Progressive common stock, will be exchanged for 1.82 shares of the Company's common stock.

Consummation of the merger is subject to satisfaction of a number of conditions, including approval of the merger agreement by the stockholders of each of Progressive and the Company; receipt of all required regulatory approvals, consents or waivers; and the ability to account for the merger as a pooling-of-interests.

In connection with the merger agreement, Progressive and the Company executed stock option agreements pursuant to which (i) Progressive has an option to purchase up to 1,415,250 unissued shares of the Company's common stock at $21.75 per share and (ii) the Company has an option to purchase up to 766,300 unissued shares of Progressive's common stock at $36.63 per share. The shares issuable upon exercise of each option represent approximately 16.7% of the number of common shares of the issuer that would be outstanding after exercise of the option. The options are exercisable only upon the occurrence of certain events that could jeopardize consummation of the proposed merger.

At December 31, 1997, Progressive had total assets of $883 million, total deposits of $799 million, and stockholders' equity of $78.5 million. Progressive's net income for the year ended December 31, 1997 was $8.6 million. Progressive is a one bank holding company with its principal subsidiary being
Pawling Savings Bank, a New York-chartered     savings bank with 17 full service
offices.

FORWARD-LOOKING STATEMENTS
--------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for 1998 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements; pricing pressures on loan and deposit products; actions of competitors; changes in local and national economic conditions; the extent and timing of actions of the Reserve Board or the Comptroller; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; and the extent and timing of legislative and regulatory actions and reform, estimated cost savings from recent or anticipated acquisitions and mergers cannot be fully realized within the expected time frame, revenues following such transactions are lower than expected, and costs or difficulties related to the integration of acquired and existing businesses are greater than expected or system costs related to the year 2000 are greater than expected.

The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

BASIS OF PRESENTATION

The Company's consolidated financial statements include the accounts of the Company, its commercial banking subsidiary, and Hudson Chartered Realty, Inc., a company utilized to hold title to certain complex foreclosed real estate properties. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany transactions have been eliminated in consolidation. Assets held in an agency or fiduciary capacity for trust department customers and mortgages serviced for others of the Bank are not included in the consolidated financial statements.

In preparing financial statements, management is required to make estimates and assumptions, particularly in determining the adequacy of the allowance for loan losses, that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated balance sheet and the results of operations for the period. Actual results could differ significantly from those estimates.

ALLOWANCE FOR LOAN LOSSES

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

While management uses available information to determine possible loan losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in the Bank's primary market area, Dutchess, Orange, Ulster and northern Putnam counties, New York. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. Regulatory examinations of the Bank and the Company were conducted in 1997 and no increase in the allowance was required as a result of these examinations.

IMPAIRED LOANS

Statement of Financial Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting for Impairment of a Loan - Income Recognition and Disclosures", was adopted by the Company as of January 1, 1995. Adoption of SFAS No. 114 did not result in any adjustment to the allowance for loan losses as of January 1, 1995.

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

If the fair value of the impaired loan is less than the related recorded amount, a specific valuation allowance is established or, if the impairment is considered to be permanent, a write down is charged against the allowance for loan losses.

INCOME RECOGNITION

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

OTHER REAL ESTATE OWNED (OREO)

OREO includes properties for which the Bank has obtained title through foreclosure. These properties are recorded at the lower of cost or estimated fair value (net of estimated disposal costs). If a valuation loss exists when properties are acquired, the loss is recorded as a charge to the allowance for loan losses. Management periodically monitors the value of such OREO properties. If, due to further reductions in estimated fair value, further losses are anticipated, such losses are recorded as OREO expense. Any gains on disposition of such properties reduce OREO expense. If the Bank lends funds in conjunction with dispositions of OREO, such loans are required to meet normal loan underwriting criteria.

LOAN ORIGINATION FEES

Loan origination and commitment fees and direct loan origination costs are deferred and the net amount is amortized or accreted as an adjustment of interest income using the level yield method. These deferrals are amortized over expected lives or commitment period of the respective loan or commitment period categories, which generally vary from one to twelve years.

SECURITIES

Securities include U.S. Government, U. S. Government Agency, municipal and corporate bonds and Regulatory securities. Those securities which management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost (specific identification) with amortization of premiums and accretion of discounts determined using the level yield method to the earlier of the call or maturity date, respectively. Held to maturity securities primarily include local municipal bonds purchased from smaller municipalities in the Company's market area and certain other securities with yield and/or maturity characteristics such that management intends to retain until maturity. Regulatory securities include equity investments required for membership in the Federal Reserve System, Federal Home Loan Bank, and New York State Business Development Corporation. Such investments are carried at cost unless considered impaired, in which case a writedown would be taken and charged to the results of operations.

Securities which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale. Dispositions of such securities may be appropriate for either liquidity or interest rate risk management. SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that available for sale securities be reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported as a separate component of stockholders' equity. At December 31, 1995, 1996 and 1997, the net unrealized gain, after tax, on available for sale securities was $586, $296 and $966, respectively. In November 1995, the Company transferred securities having a fair value of $63,192 from held to maturity to available for sale in accordance with a then recent issuance by the FASB. Realized gains and losses from sales of securities are recognized on the trade date by specific identification of the security sold.

RELATED PARTY TRANSACTIONS

It is the policy of the Company that loans and other business transactions with directors, officers and other related parties be made on terms and conditions no less favorable than those with unrelated parties.

LOANS HELD FOR SALE
Loans held for sale are carried at the lower of cost or market value as determined on an aggregate basis.

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

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires the recognition of the cost of these benefits over an employee's working career on an accrual basis.

SFAS No. 112, "Employers' Accounting for Postemployment Benefits" establishes standards for accounting and reporting the cost of benefits provided by an employer to its former or inactive employees after employment but before retirement. SFAS No. 112 requires an employer to recognize an obligation for such benefits if certain conditions are met. SFAS No. 106 and No. 112 have had no material effect on the Company's financial position or results of operations.

FINANCIAL INSTRUMENTS

SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosures about derivative financial instruments, which are defined as futures, forwards, swap and option contracts and other financial instruments with similar characteristics. On balance sheet receivables and payables are excluded from this definition. The Company did not hold any derivative financial instruments as defined by SFAS No. 119 during the years ended December 31, 1997, 1996 or 1995.

EARNINGS PER COMMON SHARE

The Company adopted SFAS No. 128, "Earning Per Share", which became effective in the fourth quarter of 1997. As required, the Company has restated all prior periods to the new definitions of Basic and Diluted Earnings per share. The restatement did not have a material effect on previously reported earnings per share amounts. Basic earnings per common share is computed by dividing net income, adjusted for preferred stock dividends, by the weighted average number of common shares outstanding. Diluted earnings per common share includes the additional dilutive effect of stock options using the average market price of the Company's common stock for the period. Diluted earnings per common share also includes the dilution which would result if the Preferred Stock, Series B, outstanding during the period had been converted at the beginning of the period. In March 1996, the Company called the entire Series B Preferred Stock for redemption and was converted into 712,125 shares common stock. See Note O.

A summary of the basic and diluted earnings per share ("EPS") calculations for 1997, 1996 and 1995 is as follows:

                                                      1997        1996        1995
                                                   ----------  ----------  ----------
Net income                                         $    9,008  $    8,666  $    6,965
Less preferred stock dividends declared                                89         414
                                                   ----------  ----------  ----------
Income available to common shareholders            $    9,008  $    8,577  $    6,551
                                                   ==========  ==========  ==========
Weighted average basic shares outstanding           7,058,692   6,932,373   6,274,419
Effect of dilutive stock options                      204,317     142,912      86,742
Approved conversion of Series B preferred stock                   153,129     727,783
                                                   ----------  ----------  ----------
Weighted average diluted shares outstanding         7,263,009   7,228,414   7,088,944
                                                   ==========  ==========  ==========
Earnings per share
   Basic                                           $     1.28  $     1.24  $     1.04
   Diluted                                               1.24        1.19         .98

In December 1995, the Board of Directors declared a 10% stock dividend, payable in January 1996, and a 10% stock dividend was declared in December 1996, payable January 1997. Additionally, in September 1997, the Board declared a three for two stock split in the form of a 50% stock dividend payable October 1997. Weighted average shares outstanding, used to calculate earnings per share, have been retroactively adjusted to give effect to the stock dividends.

MORTGAGE SERVICING RIGHTS

The Company's mortgage servicing portfolio totaled $98.9 million, $99.4 million and $101.1 million for the benefit of third party investors (primarily Federal Home Loan Mortgage Corporation and Federal National Mortgage Association) at December 31, 1997, 1996 and 1995, respectively, and it recorded servicing fee income of $331, $338 and $303 for each of the years ended December 31, 1997, 1996 and 1995, respectively. The Company records the sale of loans in which servicing is retained on the basis of the proceeds received with normal servicing rights retained. The Company sold loans of $9.5 million, $9.1 million, and $31.3 million in 1997, 1996 and 1995, respectively, with servicing rights retained, and recorded normal servicing assets of $66 and $41, in 1997 and 1996, respectively. Prior to 1996, the Company did not record a servicing asset. The value of servicing rights, when recorded, must be re-evaluated for impairment on a quarterly basis and a valuation allowance established if fair value is lower than the recorded amounts.

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. No impairment of servicing assets was experienced in 1997 or 1996.

When participating interests in loans sold have an average contractual interest rate, adjusted for normal servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "excess servicing receivable" or "deferred servicing revenue" is amortized over the estimated life using a method approximating the interest method.

Quoted market prices are not available for the excess servicing receivables. Thus, the excess servicing receivables and the amortization thereon are periodically evaluated in relation to estimated future servicing revenues, taking into consideration changes in interest rates, current prepayment rates, and expected future cash flows. The Company evaluates the carrying value of the excess servicing receivables by estimating the future servicing income of the excess servicing receivables based on management's best estimate of remaining loan lives and discounted at the original discount rate.

STOCK-BASED COMPENSATION

SFAS No. 123, "Accounting for Stock-Based Compensation", "encourages" but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted, the Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Compensation cost for stock appreciation rights is recorded annually in each reporting period based on the quoted market price of the Company's stock at the end of the period. See Note O.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," adopted by the Company, specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions (relating to the accounting for secured borrowings and collateral and the accounting for transfers and servicing of repurchase agreements, dollar rolls, securities lending and similar transactions) which have been deferred until January 1, 1998 in accordance with SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of these standards has not had any material impact on the Company's consolidated financial statements.

PENDING ACCOUNTING PRONOUNCEMENTS

SFAS NO. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as are the financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners."

SFAS NO. 131, "Disclosures About Segments of An Enterprise and Related Information" establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement requires that public business enterprises report a measure of segment profit or loss, certain specific revenue/expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and holds assets, and about major customers, regardless of whether that information is used in making operating decisions.

Both SFAS No. 130 and No. 131 are effective for the Company in 1998 and require disclosures in the Company 's financial statements or notes thereto, beginning in 1998. Implementation of these statements will not have any significant effect on the results of operations or financial condition, as currently reported by the Company.

CASH FLOW INFORMATION
Cash and cash equivalents include federal funds sold, which generally are available to the Company on one day's notice.

RECLASSIFICATIONS
Certain reclassifications have been made to prior years' financial statements to conform to the presentation of 1997 financial information.

NOTE B - SECURITIES
SECURITIES CONSIST OF THE FOLLOWING:

                                                   AT DECEMBER 31, 1997
                           -------------------------------------------------------------------
                             CARRYING  AMORTIZED  GROSS UNREALIZED  GROSS UNREALIZED    FAIR
                              AMOUNT     COST          GAINS             LOSSES        VALUE
                             --------  ---------  ----------------  ----------------  --------
U.S. TREASURY SECURITIES
   Available for sale        $ 40,615   $ 40,386            $  229                    $ 40,615
U.S. Government Agencies:
   Available for sale          32,409     32,270               148               $ 9    32,409
Obligations of States and
Political Subdivisions
   Available for sale          70,946     69,686             1,282                22    70,946
   Held to maturity            24,170     24,170               499                      24,669
Other Securities
   Available for sale          27,609     27,599                59                49    27,609
   Held to maturity                75         75                                            75
Regulatory securities           2,755      2,755             _____             _____     2,755
                             --------   --------            ------               ---  --------
TOTAL SECURITIES             $198,579   $196,941            $2,217               $80  $199,078
                             ========   ========            ======               ===  ========
Total available for sale     $171,579   $169,941            $1,718               $80  $171,579
Total held to maturity         24,245     24,245               499                      24,744
Regulatory securities           2,755      2,755                               _____     2,755
                             --------   --------            ------                    --------
TOTAL SECURITIES             $198,579   $196,941            $2,217               $80  $199,078
                             ========   ========            ======               ===  ========

                                                   AT DECEMBER 31, 1996
                             -----------------------------------------------------------------
                             CARRYING  AMORTIZED  GROSS UNREALIZED  GROSS UNREALIZED    FAIR
                              AMOUNT     COST          GAINS             LOSSES        VALUE
                             --------  ---------  ----------------  ----------------  --------
U.S. TREASURY SECURITIES
   AVAILABLE FOR SALE        $ 54,780   $ 54,716            $   93              $ 29  $ 54,780
U.S. GOVERNMENT AGENCIES:
   AVAILABLE FOR SALE          29,032     28,858               189                15    29,032
OBLIGATIONS OF STATES AND
POLITICAL SUBDIVISIONS
   AVAILABLE FOR SALE          54,574     54,247               446               119    54,574
   HELD TO MATURITY            13,543     13,543               339                 3    13,879
OTHER SECURITIES
   AVAILABLE FOR SALE          24,529     24,594                11                76    24,529
   HELD TO MATURITY                25         25                                            25
REGULATORY SECURITIES           2,755      2,755             _____             _____     2,755
                             --------   --------            ------              ----  --------
TOTAL SECURITIES             $179,238   $178,738            $1,078              $242  $179,574
                             ========   ========            ======              ====  ========
TOTAL AVAILABLE FOR SALE     $162,915   $162,415            $  739              $239  $162,915
TOTAL HELD TO MATURITY         13,568     13,568               339                 3    13,904
REGULATORY SECURITIES           2,755      2,755             _____              ____     2,755
                             --------   --------                                      --------
TOTAL SECURITIES             $179,238   $178,738            $1,078              $242  $179,574
                             ========   ========            ======              ====  ========

at December 31, 1997, the net unrealized gain on securities "available for sale" (net of tax effect at a tax rate of 41% or $672) that was included as a separate component of stockholders' equity was $966.

In late November 1995, the Company transferred, at fair value, securities having a fair value of $63,192 (carrying value of $61,465) from its "held to maturity" portfolio to its portfolio of "available for sale" securities. This was done to enhance the Company's ability to flexibly respond to changes in the interest rate environment. The securities transferred represent almost all of the readily marketable securities that were previously classified as "held to maturity". This transfer was made in accordance with FASB's "A Guide to Implementation of Statement 115 on Accounting for Certain Investment in Debt and Equity Securities" issued in November 1995. Concurrent with the adoption of this guidance, corporations were permitted through December 31, 1995, to reclassify their "available for sale" and "held to maturity" securities without calling into question the past intent of an entity to hold securities to maturity. The effect of this transfer, after tax, was a $1,017 increase in shareholders' equity. Subsequent changes in unrealized gains or losses on these transferred securities also have been reflected in a special component of the Company's equity accounts, on an after-tax basis. If any of the transferred securities are sold, the realized gains or losses would be reflected in the Company's results of operations.

The Company has no plans to establish a trading account.

The contractual maturities at December 31, 1997 of the Company's available for sale and held to maturity debt securities are summarized in the following table. At December 31, 1997, securities remaining in the Company's "held to maturity" portfolio consisted principally of holdings of local unrated municipal issues. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

                                                       AVAILABLE FOR SALE    HELD TO MATURITY
                                                       -------------------  -----------------
MATURITY PERIOD                                        AMORTIZED    FAIR    CARRYING    FAIR
                                                         COST      VALUE    AMOUNT     VALUE
                                                       ---------  --------  --------  -------
Within 1 year                                           $ 11,778  $ 12,138   $16,262  $16,311
1-5 years                                                105,995   107,356     4,256    4,364
5-10 years                                                11,405    11,611     2,707    2,913
Over 10 years                                             11,957    12,591     1,020    1,156
Mortgage-backed and SBA securities  of U.S.               28,806    27,883
 Government Agencies not allocated by maturity date     --------  --------   -------  -------
TOTAL DEBT SECURITIES                                   $169,941  $171,579   $24,245  $24,744
                                                        ========  ========   =======  =======

Gross realized gains from sales of securities were $323, $225 and $238 in 1997, 1996 and 1995, respectively, and gross realized losses were $9, $63 and $100.

At December 31, 1997, securities with a carrying amount of $98.2 million were pledged as collateral for municipal deposits and other purposes. Municipal deposits so collateralized totaled $63 million at the same date.

NOTE C - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF
         CREDIT RISK

The Company utilizes financial instruments with off-balance-sheet risk to accommodate the financing needs of its customers. These instruments involve varying degrees of credit or interest-rate risk which are not recognized on the balance sheet. Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract, whereas interest-rate risk arises from changes in the market value of positions stemming from movements in interest rates. In order to minimize credit risk, the Company subjects such commitments to its lending policy which includes a formal credit approval and monitoring process. This lending policy requires collateral where customer credit evaluation determines that the inherent risk in the transaction warrants such collateral. In order to minimize interest-rate risk, the Company has established an asset/liability management policy, adherence to which is monitored by the Bank's Investment Committee of the Board. The contract amounts of the instruments referred to in the chart below reflect the extent of involvement in particular classes of financial instruments.

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

The Company's maximum exposure to accounting loss related to the contract amounts of these financial instruments at December 31, 1997 is as follows:

                              Loan Origination   Unused Lines of  Standby Letters
                               Commitments           Credit          of Credit      Total
                              -----------------  ---------------  ---------------  -------
Real Estate - Construction               $1,032          $ 1,291                   $ 2,323
Real Estate - Mortgage                    5,912                                      5,912
Home Equity Loans                                         10,862                    10,862
Other Consumer Loans                                      10,044                    10,044
Commercial Loans                                          34,205           $2,846   37,051
                                         ------          -------           ------  -------
TOTAL (December 31, 1997)                $6,944          $56,402           $2,846  $66,192
                                         ======          =======           ======  =======
December 31, 1996                        $2,356          $61,154           $5,779  $69,289
                                         ======          =======           ======  =======

CONCENTRATIONS OF CREDIT RISK
-----------------------------

The Company lends primarily in the Dutchess, Ulster, Orange and northern Putnam counties of New York State and, therefore, the quality of its loan portfolio is dependent in large part on the performance of the local economy. This economy has been weakened in recent years by large employment cutbacks by both IBM and certain State institutions. However, the local economy appears to have stabilized as evidenced by favorable unemployment rates (3-4%) stable and rising housing values, lower commercial real estate vacancy rates, and a major investment program ($700 million) at IBM's East Fishkill facility.

Approximately 62% of the Company's loans (commercial, residential and personal) are collateralized by real estate. In addition to such loans outstanding, as shown on the balance sheet, the Company has standby letters of credit and other off-balance sheet credit risk exposure related to real estate loans. The Company generally requires collateral on all real estate related facilities and loan to value ratios not exceeding 75% to 80%. Within this real estate credit risk concentration, a number of the Company's loan customers are principally engaged in the real estate development and construction industry (i.e. local developers, builders and contractors). Each of such loans and commitments is reviewed at least annually as part of the Bank's regular credit process and quarterly in summary form by the Board of Directors.

NOTE D - NONPERFORMING ASSETS, PAST DUE LOANS AND IMPAIRED LOANS

The following table presents nonperforming assets outstanding at December 31:

                                              1997    1996    1995
                                             ------  ------  ------
Nonaccrual loans                             $2,043  $4,528  $4,407
Loans past due 90 days and still accruing       367     431     522
Restructured troubled debt                      712     534     349
                                             ------  ------  ------
Total nonperforming loans                     3,122   5,493   5,278
Other real estate owned, net                    760     653   1,196
                                             ------  ------  ------
Total nonperforming assets                   $3,882  $6,146  $6,474
                                             ======  ======  ======

Information concerning interest income on nonperforming loans and restructured troubled debt is summarized below:

                                                      1997   1996   1995
                                                      -----  -----  -----
Interest income recorded if all loans were current    $ 342  $ 529  $ 400
Interest income recorded                                273    215    265

At December 31, 1997 there were no commitments to lend additional funds to the borrowers associated with the nonperforming assets noted above.

Loans past due 30-89 days were as follows at December 31:

                           1997     1996     1995
                          -------  -------  -------
Amount past due           $2,795   $5,258   $4,650
                          ======   ======   ======
Percent of total loans      0.60%    1.16%    1.10%
                          ======   ======   ======

As described in Note A, effective January 1, 1995, the Company adopted SFAS No. 114 which defines when certain loans are considered to be impaired and requires such loans to be measured at the present value of expected future cash flows, the loan's observable market price or fair value of the collateral, if the loan is collateral dependent. Generally, the fair value of impaired loans was determined using the fair value of the underlying collateral of the loan. Information regarding the recorded investment in impaired loans at December 31 and for the year then ended consists of the following:

                                                                   1997    1996    1995
                                                                  ------  ------  ------
Impaired loans for which an allowance of $901, $844 and           $2,335  $3,202  $3,450
 $1,239, respectively, has been established

Impaired loans for which an impairment write down of               1,068   1,750   1,071
$1,133, $1,197 and $740, respectively,  has been taken            ------  ------  ------
Total recorded investment in impaired loans                       $3,403  $4,952  $4,521
                                                                  ======  ======  ======
Additional information regarding impaired loans is as follows:

Income recorded on impaired loans in the period during the
year that they were impaired, on a cash basis                     $  273  $  215  $  265

Average investment in impaired loans during the year              $4,177  $5,002  $4,287

NOTE E - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table outlines the balances, including related deferred loan fees and costs, of loan categories at December 31:

                                                  1997             1996
                                             ---------------  ---------------
Commercial & Industrial                             $ 80,097         $ 71,887
Consumer & Installment                                90,870           80,998
Real Estate - Construction                            10,871           12,227
Real Estate - Mortgage                               279,828          280,425
Other loans                                            5,355            6,214
                                                    --------         --------
Total                                               $467,021         $451,751
                                                    ========         ========


Changes in the allowance for loan losses for the years ended December 31 were as follows:

                                     1997               1996               1995
                               -----------------  -----------------  -----------------
Balance, beginning of year              $ 9,302            $ 8,770            $ 8,326
Charge-offs                              (2,819)            (2,732)            (2,168)
Recoveries                                  547                414                312
                                        -------            -------            -------
Net charge-offs                          (2,272)            (2,318)            (1,856)
Provision for loan losses                 2,500              2,850              2,300
                                        -------            -------            -------
Balance, end of year                    $ 9,530            $ 9,302            $ 8,770
                                        =======            =======            =======


NOTE F - PREMISES AND EQUIPMENT

Premises and equipment is comprised of the following at December 31:

                                               1997       1996
                                             ---------  ---------
Land                                         $  2,120   $  2,120
Banking houses and improvements                15,608     15,175
Furniture and equipment                        14,573     13,842
                                             --------   --------
                                               32,301     31,137
Accumulated depreciation and amortization     (16,709)   (14,888)
                                             --------   --------
TOTAL                                        $ 15,592   $ 16,249
                                             ========   ========

NOTE G - DEPOSITS

The following table outlines balances at December 31, for interest bearing accounts:

                  1997      1996
                --------  --------
Money Market    $ 59,028  $ 63,871
NOW               49,921    47,304
Savings          207,522   210,130
Time             186,632   162,265
                --------  --------
TOTAL           $503,103  $483,570
                ========  ========

At December 31, 1997 and 1996, certificates of deposit of $100 or more included in time deposits totaled $54,817 and $40,503, respectively. The Company does not accept brokered deposits. Interest expense on deposits was as follows:

                                           1997     1996     1995
                                          -------  -------  -------
Savings accounts                          $ 8,446  $ 8,408  $ 8,427
Certificates of deposit ($100 or more)      2,379    1,428    1,423
Other time deposits                         6,980    7,262    7,808
NOW accounts                                  566      615      915
Money market accounts                       2,270    2,351    2,556
                                          -------  -------  -------
TOTAL                                     $20,641  $20,064  $21,129
                                          =======  =======  =======


NOTE H - EMPLOYEE BENEFIT PLANS

THRIFT PLANS
------------

The Hudson Chartered Bancorp, Inc. Retirement and Thrift Plan is a qualified 401(k) defined contribution plan covering substantially all full-time employees who have attained age 21 and have at least one year of service. Plan contributions vest as follows: 40% after 2 years, 60% after 3 years, 80% after 4 years and 100% after 5 years of service. The Company determines an annual amount of profit sharing to be funded. The plan also calls for the Company to match employee contributions under deferred salary reduction agreements up to 4% of eligible compensation. Employees can contribute up to 10% by way of such salary reduction agreements and, in addition, can voluntarily contribute up to an additional 10% of their eligible compensation. Expense for these plans was $657, $752 and $588 for 1997, 1996 and 1995, respectively. Employees are always 100% vested in their own contributions.

OTHER RETIREMENT PLANS
----------------------

The Company has certain employment agreements which include supplemental retirement benefits for certain key executives. These arrangements are unfunded and are a general liability of the Company. The unfunded liability at December 31, 1997 and 1996 was not material.

The Executive Supplemental Income Plan, a nonqualified plan, provides certain employees with supplemental retirement benefits. The plan utilizes life insurance contracts for indirect funding of preretirement benefits. Related expense was $117, $103 and $91 in 1997, 1996 and 1995, respectively. These plans also provide that, in the event of a "change of control", employees who have attained age 55 may retire and are immediately eligible to receive benefits without prior board approval and without satisfying any minimum years of service requirement. Other covered employees who are terminated, without just cause, or who voluntarily terminate employment, after a change in control, are entitled to receive their retirement benefits upon reaching their normal retirement age.

The Company terminated a defined benefit plan of one of its predecessor banks effective January 1, 1995 and the affected employees joined the Hudson Chartered Bancorp Inc. Retirement and Thrift Plan on that date. The final termination liability was calculated and the Company recorded additional expense of $59 in 1995.

EMPLOYMENT AGREEMENTS
---------------------

The Company has entered into employment agreements with certain of its key executives. The agreements range in period from one to three years, expiring from 1998 through 2000, and contain specified conditions for extension or expiration, either annually or prior to expiration. In certain cases, conditions exist which allow for lump sum payments in connection with defined changes in control, termination without cause or failure to extend. The maximum liability, if such payments were required for all executives, would be $1,400 at December 31, 1997.

In 1997, the Bank established a change of control plan for its directors which allows for a payment in the event of a change in control of one-twelfth of a year's retainer for each year of service with a minimum payment of one year's retainer for any director terminated in connection with a change in control. Such liability, if incurred, would not have a significant impact on the financial condition of the Company.


NOTE I - LEASES

Total rental expense for operating leases for 1997, 1996 and 1995 was $388, $461 and $293, respectively. Future minimum payments, under non-cancelable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 1997:

    Year      Amount
   -----      ------
    1998      $  402
    1999         365
    2000         310
    2001         166
    2002         144
 Thereafter    1,346
              ------
   TOTAL      $2,733
              ======

The Company leases approximately 45% (9,000 square feet) of one of its buildings to tenants for various terms with varying renewal periods. The expiration dates of leases were between 1995 and 2002, including option periods. The Company may occupy the tenanted spaces as the leases expire or are not renewed or may re-lease the space vacated if the Company does not occupy the space. Rental income received was $224, $255 and $270 in 1997, 1996 and 1995, respectively.

NOTE J - INCOME TAXES

The following is a reconciliation between the effective income tax rate and the amount computed by using the statutory federal income tax rate:

                                                            YEAR ENDED DECEMBER 31,
                                                             1997     1996     1995
                                                           --------  -------  -------
Income tax based on pretax income at the statutory rate       34.0%    34.0%    34.0%
Charges (credits) resulting from:
   State taxes, net of federal tax benefit                     6.1      5.7      6.5
   Income from tax-exempt securities                          (7.6)    (5.3)    (5.9)
   Other, net                                                  0.3              (1.1)
                                                              ----     ----     ----
Effective income tax rate                                     32.8%    34.4%    33.5%
                                                              ====     ====     ====


The provision benefit for taxes is comprised of the following:

                             YEAR ENDED DECEMBER 31,
                         1997        1996         1995
                        -------  ------------  -----------
Current: Federal        $3,450        $3,826       $2,642
              State      1,331         1,279          993
                        ------        ------       ------
                         4,781         5,105        3,635
Deferred                  (379)         (554)        (121)
                        ------        ------       ------
                        $4,402        $4,551       $3,514
                        ======        ======       ======

Temporary differences arising from the recognition of income and expense in different periods for tax and financial reporting purposes resulted in deferred income tax (benefit) expense as follows:

                                            YEAR ENDED DECEMBER 31,
                                        1997       1996         1995
                                       ------  ------------  -----------
Provisions for loan losses and OREO    $(307)        $(380)       $(306)
Accelerated depreciation                 (29)          (43)         125
Deferred fee income                      121           132          209
Compensation                            (163)         (147)        (107)
Other                                     (1)         (116)         (42)
                                       -----         -----        -----
                                       $(379)        $(554)       $(121)
                                       =====         =====        =====

The tax effects of temporary differences that give rise to portions of deferred tax assets and deferred tax liabilities at December 31, are as follows:

                                                         1997      1996
                                                       --------  --------
DEFERRED TAX ASSETS:
  Allowance for loan losses and OREO                   $ 3,948   $ 3,641
  Compensation                                             711       548
  Core deposit                                              78        81
  Other                                                     90        90
                                                       -------   -------
  Gross deferred tax assets                              4,827     4,360
DEFERRED TAX LIABILITIES:
  Depreciation expense                                    (481)     (510)
  Unrealized holding gains                                (672)     (204)
  Deferred fee income                                     (458)     (337)
  Mortgage servicing                                       (31)      (24)
  Accretion on securities                                  (48)      (60)
                                                       -------   -------
  Gross deferred tax liabilities                        (1,690)   (1,135)
                                                       -------   -------
  Net deferred tax assets before valuation               3,137     3,225
   allowance
  Valuation allowance                                     (150)     (150)
                                                       -------   -------
  Net deferred tax asset (included in other assets)    $ 2,987   $ 3,075
                                                       =======   =======

Management has evaluated its deferred tax assets and its prospects for future earnings. A portion of the deferred tax assets have been recognized based on New York State tax regulations which have limitations on net operating loss carrybacks and carryforwards. Based on recent historical and anticipated future pretax earnings, management believes it is more likely than not that the Company will realize its net deferred tax asset.

NOTE K - OTHER COMMITMENTS AND CONTINGENCIES
--------------------------------------------

The financial statements do not reflect various commitments, contingent liabilities and fiduciary liability for assets held in trust, which arise in the normal course of business. Management does not anticipate any losses arising from these transactions. Trust Department assets under administration total approximately $225,000 at December 31, 1997.

The Bank regularly sells certain types of long-term fixed rate mortgages to a United States agency which are under recourse arrangements for four months. As of December 31, 1997, $4,189 of these sales are subject to such recourse.

The Bank is required to maintain a deposit balance with the Federal Reserve Bank, which averaged approximately $7,804 during 1997; the Bank does not earn interest or other income on such deposited funds.

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

                                1997      1996
                              --------  --------
Balance, beginning of year    $22,578   $21,588
New loans                       3,490     4,191
Repayments                     (3,137)   (3,201)
                              -------   -------
Balance, end of year          $22,931   $22,578
                              =======   =======

The Bank leases premises from an affiliate of a director which lease will expire in December 1999. Payments made to this affiliate in 1997, 1996 and 1995 were $142, $134 and $103, respectively. Entities in which directors have interests provide automotive, insurance and legal services to the Company. The cost of such services aggregated $713, $887 and $523 in 1997, 1996 and 1995, respectively.

NOTE M - OTHER INTEREST BEARING LIABILITIES

Interest bearing liabilities are summarized as follows, at December 31,:

                                   1997    1996
                                  ------  ------
ESOP Loan Payable                         $  129
Federal Home Loan Bank advance    $1,725   1,725
                                  ------  ------
                                  $1,725  $1,854
                                  ======  ======

The ESOP note was payable in quarterly principal installments of $11 plus interest at the prime rate plus 1-1/2% (10.00% at December 12, 1997), at which date such loan was paid in full by the Company. The loan was collateralized by approximately 13,000 shares of the Company's common stock owned by the ESOP, which shares were released to the Plan when the loan was paid.

The Company pays monthly interest installments on the Federal Home Loan Bank advance at a rate of 5.49%. The principal balance outstanding at December 31, 1997 is payable in 1999.

The Bank maintains a line of credit with the Federal Home Loan Bank in the amount of $35.6 million under its secured advance program, including the outstanding advance. Additionally, the Bank maintains a federal funds line of credit in the amount of $5 million with one of its correspondents.

NOTE N - RESTRICTION ON SUBSIDIARY DIVIDENDS AND LOANS TO AFFILIATES

Dividends are paid by the Company from its liquid assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of earnings retained in the current year plus retained net earnings for the preceding two years. After December 31, 1997, $5,312 is available for distribution to the Company as dividends without prior regulatory approval (in addition to the 1998 results of operations of the Bank).

Under Federal Reserve regulations, the Bank also is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specific obligations. At December 31, 1997, the maximum amount available for lending by the Bank to the Company or its affiliates in the form of loans approximated 20% of consolidated net assets with a maximum per affiliate of 10%. The Company has a mortgage loan from the Bank at December 31, 1997 of $959. Interest is payable at the prime rate plus one percent (9.5% at December 31, 1997). Such amounts eliminate in consolidation.

NOTE O - STOCKHOLDERS' EQUITY

COMMON STOCK
------------

In both December 1995 and 1996, the Board of Directors approved separate 10% stock dividends, payable in January 1996 and 1997, respectively. The Board also declared a three for two stock split payable by way of a 50% stock dividend in September 1997, payable October 1997. All shares and share prices have been retroactively adjusted to reflect the issuance of the stock dividends. The 1995 and 1996 financial statements reflect the capitalization of $6,300 and $11,309, respectively, of retained earnings reflecting a market value of $10.91 and $17.50 per share on the respective dates of declaration. The 1997 financial statements reflect the capitalization of $1,875 of additional paid in capital at the par value of the 50% stock dividend on the date of declaration of $.80 per share.

Common stock is stated at par of $0.80 per share. The following table summarizes the number of shares at December 31:

                                                                               1997        1996(1)
                                                                            ----------  ----------
Total issued and outstanding shares                                          7,076,263   4,738,832
Other issued shares - Treasury shares                                           85,015      77,981
                                                                            ----------  ----------
Total issued shares                                                          7,161,278   4,816,813
Reserved shares (not yet issued):
Dividend reinvestment and stock purchase plan                                  500,322     366,094
Option Plan I                                                                   46,048      56,727
Hudson Chartered Incentive Stock (Plan II)                                     918,088     661,909
Other authorized but unissued shares (including 7,621,821 common shares at December 31, 1997 that will be issued or reserved should the merger
  described in Note A be consummated as planned)                            11,374,264  14,098,457
                                                                            ----------  ----------
Total authorized                                                            20,000,000  20,000,000
                                                                            ==========  ==========

(1) Numbers of shares at December 31, 1996 have not been restated to reflect the three for two stock split in the form of a 50% stock dividend declared in September 1997.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
---------------------------------------------

The Company's Dividend Reinvestment and Stock Purchase Plan allows common stockholders to receive common stock (at market value) in lieu of cash dividends and gives participants the right to elect to make optional cash payments to purchase up to $5 per quarter of shares of common stock (at market value), subject to the terms and limitations of the plan.

PREFERRED STOCK
---------------

The cumulative convertible perpetual Preferred Stock, Series B, was convertible at the option of the holder into shares of common stock at a conversion price of $8.64 (as adjusted for stock dividends) per share of common stock (equivalent to approximately 1.2738 shares of common stock for each share of Series B). The conversion price was subject to adjustment upon the occurrence of certain events. The Series B was redeemable at $10 per share (the original issue and liquidation price) at the Company's option prior to January 1, 1998, if the closing bid price of the Company's common stock has been at least 140% of the conversion price for 20 consecutive trading days at any time during the period.

Having met this criteria, on March 12, 1996, the Company called all the outstanding (571,301) shares of the Series B preferred stock for redemption, effective April 15, 1996. Of the 571,301 shares outstanding, 559,055 shares of Series B preferred were converted into 712,125 shares of common stock of the Company and 12,246 shares were redeemed, for a total reduction of stockholders' equity related to redemption of $123 which was paid from the Company's liquid assets. Of the 575,000 authorized shares, 571,301 were outstanding at December 31, 1995. Cumulative cash dividends were payable quarterly at the rate of 7.25% per year on the original issue price of $10 per share. Dividends of $.18125 and $0.725 per share were declared on Series B Preferred Stock in 1996 and 1995, respectively.

The Company has authorized a total of 5,000,000 shares of preferred stock, $.01 par value, which the Board of Directors has the authority to divide into series and to fix the rights and preferences of any series so established.

TREASURY STOCK PURCHASE PROGRAM
-------------------------------

From time to time, the Company's Board of Directors has authorized the repurchase of shares of the Company's common stock in the open market. During fiscal 1997, the Company repurchased 129,475 shares of common stock at a cost of $3,496, and in fiscal 1996 repurchased 77,418 shares at a cost of $1,461. Such repurchased shares are being utilized for stock option and dividend reinvestment and stock purchase plan issuances on a first in, first out basis. On December 16, 1997, in conjunction with the approval of the Plan of Merger with Progressive Bank, Inc. (described in Note A) the Board of Directors rescinded its authorization for open market purchases of its common stock under the Repurchase Program.

STOCK  COMPENSATION PLANS
-------------------------

Incentive Stock Option Plans
----------------------------

Under the Option Plan established in 1990, options to purchase shares of common stock have been granted to key personnel of a predecessor bank, based upon their performance for terms up to 10 years at exercise prices not less than the fair value of these shares at the date of grant. Such options vest and are exercisable on a cumulative basis at 20% per year with a maximum exercise period of 5 years from date of vesting. Stock purchased under the plan is subject to certain resale restrictions and the Company retains the right to redeem outstanding shares at book value for employees terminating prior to retirement. The plan was not merged with the Hudson Chartered Incentive Stock Plan (Plan II) and no new options will be granted under this plan.

Incentive Stock Plan
--------------------

In 1995, the Company established the Hudson Chartered Bancorp, Inc. 1995 Incentive Stock Plan (Plan II) as the successor plan of a predecessor company. Incentive and Nonqualified Stock Option Plans to assist in attracting, retaining and providing incentives to key officers and employees. Grants under the plan may be in the form of incentive stock options, nonqualified stock options, restricted stock or stock appreciation rights. Stock options may be granted with the stock appreciation rights or the stock appreciation rights may be issued separately. Options may not be granted at less than 100% of the fair market value on the date of grant. However, options on rights may be granted at greater than the fair market value on the date of grant. Options vest no less than six months after the date they were granted and expire no later than 10 years from the grant date. The determination and grant of an incentive stock option, nonqualified stock option, a stock appreciation right or restricted stock is determined solely at the discretion of the Personnel and Compensation Committee of the Board of Directors. The maximum number of shares of common stock with respect to which options or rights may be outstanding to any eligible employee under the plan (or any other plans) is 129,925 shares.

The Company maintains stock option plans as described above. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. In 1997, the Company's officers who were granted stock appreciation rights in tandem with stock options waived the stock appreciation rights while maintaining the right to the underlying option grant. As such, the compensation cost accrued to the stock appreciation rights was reversed and a credit to compensation cost was recorded in the amount of $116. As of December 31, 1997, there are no stock appreciation rights outstanding. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 (Black-Scholes Model), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:

                                            1997    1996    1995
                                           ------  ------  ------
Net income                    As reported  $9,008  $8,666  $6,965
                               Pro forma    8,673   8,189   6,857
Basic earnings per share      As reported  $ 1.28  $ 1.25  $ 1.04
                               Pro forma     1.23    1.17    1.03
Diluted earnings per share    As reported    1.24    1.19     .98
                               Pro forma     1.20    1.13     .97

The effects of applying SFAS No. 123 for disclosing compensation cost under this pronouncement may not be representative of the effects on reported net income for future years.

A summary of the status of the Company's Fixed Stock Options, Incentive Stock Options (ISOP) and Non-qualified Options (NQ-OP), as of December 31, 1997, 1996 and 1995, and changes during the years ended on those dates, is presented below:

                                               1997                      1996                         1995
                                               ----                      ----                         ----
                                                    Weighted                     Weighted                     Weighted
                                                    Average                      Average                      Average
                                      Shares    Exercise Price     Shares    Exercise Price     Shares    Exercise Price
                                     ---------  --------------    ---------  --------------    ---------  --------------
Outstanding at beginning of year:
ISOP                                  239,561       $ 8.94         252,773       $ 6.98         284,969        $6.78
NQ-OP                                 257,949         9.08         260,766         7.68         254,105         7.48
                                     --------                     --------                     --------
Total outstanding                     497,510         9.01         513,539         7.29         539,074         7.11
ISOP granted                           58,695        18.68          71,010        12.42          35,283         9.07
NQ-OP granted (including SAR)          18,000        18.68          62,700        12.88          54,450         9.78
ISOP exercised                        (72,948)        8.27         (84,222)        5.79         (55,509)        7.19
NQ-OP exercised nonSAR                (40,869)        7.98         (11,067)        5.91         (45,720)        6.64
NQ-OP SAR exercised                                                (54,450)        9.78
ISOP forfeited                                                                                  (11,970)        7.47
NQ-OP forfeited                                                                                  (2,069)        7.47
                                                                                               --------
Outstanding at end of year:
ISOP                                  225,308        11.69         239,561         8.94         252,773         6.98
NQ-OP                                 235,080         9.89         257,949         9.08         260,766         7.68
                                     --------                     --------                     --------
Total outstanding                     460,388        10.77         497,510       $ 9.01         513,539        $7.29
                                     ========       ======        ========       ======        ========        =====
Options exercisable at year end       383,693       $ 9.19         410,639       $ 8.28         442,731        $7.15
Weighted average fair value of
 options granted during the year        $4.85                        $4.60                        $3.23


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively:

                            1997   1996   1995
                            -----  -----  -----
Dividend yield              2.24%  4.13%  4.33%
Expected volatility         27.8%  44.5%  53.3%
Risk free rate of return    6.05%  5.25%  5.25%
Expected life (years)        5.0    7.4    5.0

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                                                                            Options
                                                                                          Exercisable
                                             Options Outstanding                       ----------------
                             ----------------------------------------------------       Number         Weighted
                                  Number        Weighted Average     Weighted      Exercisable at       Average
                              Outstanding at       Remaining          Average       December 31,       Exercise
 Range of Exercise Prices    December 31, 1997  Contractual Life   Exercise Price        1997            Price
--------------------------- ------------------  ----------------   --------------  ---------------     ----------

$5.77 - $8.01                   187,646         9.5 years              $ 6.79           187,646         $ 6.79
  8.40 - 12.42                  187,797         6.6                     11.29           187,797          11.29
16.30 - 18.68                    84,945         4.9                     18.45             8,250          16.30
                                -------         ---                    ------           -------         ------
$5.77 - $18.68                  460,388         7.5 years              $10.77           383,693         $ 9.19
                                =======         =================      ======           =======         ======


EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)
------------------------------------

The Company has established an ESOP covering all full-time employees who meet certain service requirements. Discretionary contributions by the Company are determined annually by the Board of Directors, up to the maximum amount permitted under the Internal Revenue Code. The ESOP borrowed money from an unrelated bank to purchase shares of common stock. The Company guaranteed the ESOP's loan and paid off the remaining balance in December 1997. Prior to the payoff, the Company was obligated to contribute sufficient cash to the ESOP to repay the loans; therefore, the unpaid balance of the loan was reflected in the accompanying balance sheet as long-term debt and the amount representing unearned employee benefits was recorded as a reduction of the Company's stockholders' equity. All full-time employees with one year of service are eligible for this plan.

Both the loan obligation and the unearned benefit expense are reduced by the amount of any loan repayments made by the ESOP. As of December 12, 1997, the Company paid off the loan obligation and subsequently recorded a total contribution expense related to the ESOP in 1997 of $129 compared to compensation expense of $43 in both 1996 and 1995. The unallocated shares associated with the ESOP loan were subsequently released to participant accounts. As of December 31, 1997, the ESOP owned 122,895 shares of the Company's common stock (all of which were available to participants and considered in total issued and outstanding shares). Interest expense incurred on the ESOP loan was $12, $15 and $20 for 1997, 1996 and 1995, respectively.

CAPITAL ADEQUACY
----------------

Both Hudson Chartered Bancorp, Inc. and First National Bank of the Hudson Valley are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on their financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, they must meet or exceed specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and its parent company to maintain or exceed minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that both the Bank and its parent company meet all capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as " well capitalized" the Bank must maintain or exceed minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

CAPITAL RATIOS
--------------

THE FOLLOWING SUMMARIZES THE MINIMUM CAPITAL REQUIREMENTS AND THE ACTUAL CAPITAL POSITION AT DECEMBER 31, 1996 AND 1997:


                                                                      MINIMUM
                                                                     TO BE WELL
                                                                  CAPITALIZED UNDER
                                                   MINIMUM        PROMPT CORRECTIVE
                                 ACTUAL       ADEQUACY PURPOSES:  ACTION PROVISIONS:
                             ---------------  ---------------     ------------------
BANK ONLY
AS OF DECEMBER 31, 1996:     AMOUNT   RATIO   AMOUNT   RATIO      AMOUNT   RATIO
                             -------  ------  -------  ------     -------  ------
TOTAL CAPITAL
(TO RISK WEIGHTED ASSETS)    $62,816  13.48%  $37,291    8.0%     $46,614   10.0%
TIER I CAPITAL
(TO RISK WEIGHTED ASSETS)     56,951  12.22    18,646    4.0       27,968    6.0
TIER I CAPITAL
(TO AVERAGE ASSETS)           56,951   8.21    27,774    4.0       34,717    5.0
AS OF DECEMBER 31, 1997:
TOTAL CAPITAL
(TO RISK WEIGHTED ASSETS)     63,724  12.95    39,773    8.0       49,717   10.0
TIER I CAPITAL
(TO RISK WEIGHTED ASSETS)     57,471  11.68    19,887    4.0       29,830    6.0
TIER I CAPITAL
(TO AVERAGE ASSETS)           57,471   8.14    28,243    4.0       35,304    5.0


CONSOLIDATED
AS OF DECEMBER 31, 1996:
TOTAL CAPITAL
(TO RISK WEIGHTED ASSETS)    $70,451  14.97%  $37,645  8.0%
TIER I CAPITAL
(TO RISK WEIGHTED ASSETS)     64,531  13.71    18,822  4.0
TIER I CAPITAL
(TO AVERAGE ASSETS)           64,531   9.21    28,031  4.0
AS OF DECEMBER 31, 1997:
TOTAL CAPITAL
(TO RISK WEIGHTED ASSETS)     75,512  14.97    40,361  8.0
TIER I CAPITAL
(TO RISK WEIGHTED ASSETS)     69,169  13.71    20,180  4.0
TIER I CAPITAL
(TO AVERAGE ASSETS)           69,169   9.64    28,706  4.0

NOTE P - PARENT COMPANY ONLY FINANCIAL INFORMATION

BALANCE SHEETS

                                                   DECEMBER 31,
                                               1997        1996
                                              -------  ------------
ASSETS
 Cash (deposited in Bank)                     $ 1,212       $ 1,824
 Securities available for sale                  5,552         1,448
 Other securities                                 109           109
 Investment in subsidiaries:
    Bank                                       58,612        57,579
    Other                                         376           429
 Premises                                       4,976         5,124
 Other assets                                   2,653           784
                                              -------       -------
TOTAL ASSETS                                  $73,490       $67,297
                                              =======       =======
LIABILITIES
 Notes payable:
    Bank subsidiary                           $   959       $ 1,058
    Other                                                       129
 Other liabilities                              2,173           945
STOCKHOLDERS' EQUITY                           70,358        65,165
                                              -------       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $73,490       $67,297
                                              =======       =======

STATEMENTS OF INCOME AND EXPENSE

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                1997        1996         1995
                                                                               -------  ------------  -----------
Dividends from Bank                                                            $8,504        $3,896       $2,917
Other income                                                                      874           513          474
Merger related expenses                                                          (255)
Expenses                                                                         (478)         (698)        (684)
                                                                               ------        ------       ------
Income before income taxes and equity in undistributed net income (loss) of
 subsidiaries                                                                   8,645         3,711        2,707

Income tax benefit                                                                 10            64          108
                                                                               ------        ------       ------
Income before equity in undistributed net income (loss) of subsidiaries         8,655         3,775        2,815
Equity in undistributed net income (loss):
  Bank subidiary                                                                  406         4,906        4,165
  Non bank subsidiary                                                             (53)          (15)         (15)
                                                                               ------        ------       ------
NET INCOME                                                                     $9,008        $8,666       $6,965
                                                                               ======        ======       ======

STATEMENTS OF CASH FLOWS

                                                                           YEAR ENDED DECEMBER 31,
                                                                  1997        1996         1995
                                                                --------  ------------  -----------
OPERATING ACTIVITIES
 Net Income                                                     $ 9,008       $ 8,666      $ 6,965
 Adjustments to reconcile net income to net cash provided by operating activities:
   Equity in undistributed net income of subsidiaries              (353)       (4,891)      (4,150)
   Provision for depreciation                                       208           141          145
   Other                                                           (814)          134         (522)
                                                                -------       -------      -------
Net cash provided by operating activities                         8,049         4,050        2,438
INVESTING ACTIVITIES
Purchase of premises and equipment from subsidiary bank                        (2,500)
Sale of premises and equipment to subsidiary bank                               1,700
Purchase of available for sale securities                        (4,092)        _____
                                                                -------
Net cash  (used) by investing activities                         (4,092)         (800)
                                                                -------       -------
FINANCING ACTIVITIES
Payments on borrowings                                             (100)         (100)         (81)
Proceeds from issuance of stock                                   2,389         1,354        1,334
Repurchase of preferred stock                                                    (123)
Repurchase of common stock                                       (3,496)       (1,461)        (117)
Cash dividends                                                   (3,362)       (2,841)      (2,516)
                                                                -------       -------      -------
Net cash used by financing activities                            (4,569)       (3,171)      (1,380)
                                                                -------       -------      -------
INCREASE (DECREASE) IN CASH                                        (612)           79        1,058
CASH, BEGINNING OF YEAR                                           1,824         1,745          687
                                                                -------       -------      -------
CASH, END OF YEAR                                               $ 1,212       $ 1,824      $ 1,745
                                                                =======       =======      =======

NOTE Q - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for certain financial instruments. Estimated fair values are as of December 31, 1997 and December 31, 1996, respectively, and have been determined using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic condition, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.

                                        DECEMBER 31, 1997      DECEMBER 31, 1996
---------------------------------------------------------------------------------------
       (DOLLARS IN MILLIONS)          CARRYING  ESTIMATED   CARRYING      ESTIMATED
                                       AMOUNT   FAIR VALUE   AMOUNT      FAIR VALUE
                                      --------  ----------  --------  -----------------
ASSETS
CASH AND CASH EQUIVALENTS               $ 46.5      $ 46.5    $ 47.3             $ 47.3
SECURITIES                               198.6       199.1     179.2              179.6
LOANS, NET                               455.5       461.6     438.4              443.1

LIABILITIES
DEPOSITS WITHOUT STATED MATURITIES       467.5       467.5     463.5              463.5
TIME DEPOSITS                            186.6       186.8     162.3              163.5

THE FAIR VALUE ESTIMATES PRESENTED ABOVE ARE BASED ON PERTINENT INFORMATION AVAILABLE TO MANAGEMENT AS OF DECEMBER 31, 1997 AND DECEMBER 31, 1996. ALTHOUGH MANAGEMENT IS NOT AWARE OF ANY FACTORS THAT WOULD SIGNIFICANTLY AFFECT THE ESTIMATED FAIR VALUE AMOUNTS, SUCH AMOUNTS HAVE NOT BEEN COMPREHENSIVELY REVALUED SINCE DECEMBER 31, 1997 AND, THEREFORE, CURRENT ESTIMATES OF FAIR VALUE MAY DIFFER SIGNIFICANTLY FROM THE AMOUNTS PRESENTED ABOVE.

FAIR VALUE METHODS AND ASSUMPTIONS ARE AS FOLLOWS:
--------------------------------------------------

CASH AND CASH EQUIVALENTS - THE ESTIMATED FAIR VALUE IS BASED ON CURRENT RATES FOR SIMILAR ASSETS.

SECURITIES - THE FAIR VALUE OF SECURITIES IS ESTIMATED BASED ON QUOTED MARKET PRICES OR DEALER QUOTES, OR IF NOT AVAILABLE, ESTIMATED USING QUOTED MARKET PRICES FOR SIMILAR SECURITIES.

LOANS - THE FAIR VALUE OF FIXED RATE LOANS HAS BEEN ESTIMATED BY DISCOUNTING PROJECTED CASH FLOWS USING CURRENT RATES FOR SIMILAR LOANS. FOR OTHER LOANS, WHICH REPRICE FREQUENTLY TO MARKET RATES, THE CARRYING AMOUNT APPROXIMATES THE ESTIMATED FAIR VALUE. THE FAIR VALUE OF NONACCRUAL LOANS HAVING A NET CARRYING VALUE OF APPROXIMATELY $2,188 AND $4,184 IN 1997 AND 1996, RESPECTIVELY, ARE NOT ESTIMATED BECAUSE IT WAS NOT PRACTICAL TO REASONABLY ASSESS THE TIMING OF THE CASH FLOWS OR THE CREDIT ADJUSTMENT THAT WOULD BE APPLIED IN THE MARKET-PLACE FOR SUCH LOANS. THE TOTAL AMOUNT OF LOANS INCLUDED HAS BEEN REDUCED BY THE GENERAL RESERVES OF $8,629 AND $8,458 IN 1997 AND 1996, RESPECTIVELY.

DEPOSITS WITHOUT STATED MATURITIES - UNDER THE PROVISION OF SFAS NO. 107, THE ESTIMATED FAIR VALUE OF DEPOSITS WITH NO STATED MATURITY, SUCH AS NON-INTEREST BEARING DEMAND DEPOSITS, SAVINGS ACCOUNTS, NOW ACCOUNTS, MONEY MARKET AND CHECKING ACCOUNTS, IS EQUAL TO THE AMOUNT PAYABLE ON DEMAND AS OF DECEMBER 31, 1997 AND DECEMBER 31, 1996.

TIME DEPOSITS - THE FAIR VALUE OF CERTIFICATES OF DEPOSITS IS BASED ON THE DISCOUNTED VALUE OF CONTRACTUAL CASH FLOWS. THE DISCOUNT RATES USED ARE THE RATES CURRENTLY OFFERED FOR DEPOSITS OF SIMILAR REMAINING MATURITIES. THE EXCESS OF THE ESTIMATED FAIR VALUE OF TIME DEPOSITS OVER THEIR RECORDED AMOUNTS REPRESENTS THE DISCOUNTED VALUE OF CONTRACTUAL RATES OVER RATES CURRENTLY BEING OFFERED.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - AS DESCRIBED IN NOTE C, THE COMPANY WAS A PARTY TO FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AT DECEMBER 31, 1997. SUCH FINANCIAL INSTRUMENTS CONSIST OF COMMITMENTS TO EXTEND PERMANENT FINANCING AND LETTERS OF CREDIT. IF THE OPTIONS ARE EXERCISED BY THE PROSPECTIVE BORROWERS, THESE FINANCIAL INSTRUMENTS WILL BECOME INTEREST-EARNING ASSETS OF THE COMPANY. IF THE OPTIONS EXPIRE, THE COMPANY RETAINS ANY FEES PAID BY THE COUNTERPARTY IN ORDER TO OBTAIN THE COMMITMENT OR GUARANTEE. THE FAIR VALUE OF COMMITMENTS IS ESTIMATED BASED UPON FEES CURRENTLY CHARGED TO ENTER INTO SIMILAR AGREEMENTS, TAKING INTO ACCOUNT THE REMAINING TERMS OF THE AGREEMENTS AND THE PRESENT CREDITWORTHINESS OF THE COUNTERPARTIES. FOR FIXED-RATE COMMITMENTS, THE FAIR VALUE ESTIMATION TAKES INTO CONSIDERATION AN INTEREST RATE RISK FACTOR. THE FAIR VALUE OF GUARANTEES AND LETTERS OF CREDIT IS BASED ON FEES CURRENTLY CHARGED FOR SIMILAR AGREEMENTS. THE FAIR VALUE OF THESE OFF-BALANCE SHEET ITEMS AT DECEMBER 31, 1997 AND 1996, RESPECTIVELY, APPROXIMATES THE RECORDED AMOUNTS OF THE RELATED FEES, WHICH ARE NOT MATERIAL. THE COMPANY HAS NOT ENGAGED IN HEDGE TRANSACTIONS SUCH AS INTEREST RATE FUTURES CONTRACTS OR INTEREST RATE SWAPS.

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

                              Date: March 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:

/s/ T. Jefferson Cunningham III      March 23, 1998
Chairman of the Board & CEO


PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

/s/ Paul A. Maisch                   March 23, 1998
Treasurer


DIRECTORS:

/S/ ROBERT M. BOWMAN                 MARCH 23, 1998

/S/ EDWARD VK. CUNNINGHAM JR.        MARCH 23, 1998

/S/ T. JEFFERSON CUNNINGHAM III      MARCH 23, 1998

/S/ R. ABEL GARRAGHAN                MARCH 23, 1998

/S/ ROBERT L. PATRICK                MARCH 23, 1998

/S/ LEWIS J. RUGE                    MARCH 23, 1998

/S/ JOHN CHARLES VANWORMER           MARCH 23, 1998


                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
NUMBER       DESCRIPTION
------       -----------

2.1 AGREEMENT AND PLAN OF REORGANIZATION, DATED AS OF DECEMBER 16, 1997, BY AND AMONG HUDSON CHARTERED BANCORP, INC., FIRST NATIONAL BANK OF THE HUDSON VALLEY, PROGRESSIVE BANK, INC. AND PAWLING SAVINGS BANK (INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 2.1 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K FILED ON DECEMBER 29, 1997).

2.2 PLAN OF MERGER, DATED AS OF DECEMBER 16, 1997, BY AND BETWEEN HUDSON CHARTERED BANCORP, INC. AND PROGRESSIVE BANK, INC. (INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 2.2 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K FILED ON DECEMBER 29, 1997).

2.3 AGREEMENT AND PLAN OF MERGER, DATED AS OF DECEMBER 16, 1997, BY AND BETWEEN FIRST NATIONAL BANK OF THE HUDSON VALLEY AND PAWLING SAVINGS BANK (INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 2.3 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K FILED ON DECEMBER 29, 1997).

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

3.3    BYLAWS AMENDMENT OF HUDSON CHARTERED BANCORP, INC. (INCORPORATED HEREIN
       BY REFERENCE TO   EXHIBIT 3.1 TO THE COMPANY'S QUARTERLY REPORT ON FORM
       10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997.

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

10.8   EMPLOYMENT AGREEMENT OF DAVID S. MACFARLAND (FILED HEREWITH)+

10.9 EMPLOYMENT AGREEMENT OF DONALD H. WEBER (INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.10 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994)+

10.10 FIRST NATIONAL BANK OF THE HUDSON VALLEY DIRECTORS' SEVERANCE PLAN (FILED HEREWITH)+

11     COMPUTATION OF EARNINGS PER SHARE (INCLUDED IN NOTE A TO THE COMPANY'S
       CONSOLIDATED FINANCIAL   STATEMENT FILED HEREWITH).

EXHIBIT
NUMBER       DESCRIPTION
------       -----------

21     SUBSIDIARIES OF HUDSON CHARTERED BANCORP, INC. (FILED HEREWITH).

23     CONSENT OF DELOITTE & TOUCHE LLP (FILED HEREWITH).

27     FINANCIAL DATA SCHEDULE (FILED HEREWITH).

99.1 STOCK OPTION AGREEMENT, DATED AS OF DECEMBER 16, 1997, BY AND BETWEEN HUDSON CHARTERED BANCORP, INC. (AS THE ISSUER) AND PROGRESSIVE BANK, INC. (AS THE GRANTEE)(INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 99.1 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K FILED ON DECEMBER 29, 1997).

99.2 STOCK OPTION AGREEMENT, DATED AS OF DECEMBER 16, 1997, BY AND BETWEEN PROGRESSIVE BANK, INC. (AS THE ISSUER) AND HUDSON CHARTERED BANCORP, INC. (AS THE GRANTEE)(INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 99.2 TO THE COMPANY'S CURRENT REPORT ON FORM 8-K FILED ON DECEMBER 29, 1997).

______________________
+  MANAGEMENT CONTRACT OR COMPENSATORY PLAN.