Form 10-K/A
period 1997-12-31
HUDSON CHARTERED BANCORP INC
filed 1998-04-09
CIK 776848

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                   FORM 10-K/A
                                Amendment No. 1

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

This form 10-K/A is being filed to revise the Consolidated Statements of Stockholders' Equity of Hudson Chartered Bancorp, Inc. ("Company") to (i) change from 70,494 to 77,418 the number of shares of Company common stock purchased by the Company in 1996, (ii) add a new Note 1 thereto to indicate that the number of shares of Company Common Stock purchased by the Company in 1997 has not been adjusted for a 50% stock dividend declared by the Company in September 1997, and
(iii) file a revised Independent Auditors' Report of Deloitte & Touche LLP that indicates that the report was issued in Stamford, Connecticut.

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

Stamford, Connecticut
JANUARY 27, 1998

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

HUDSON CHARTERED BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
( in thousands, except share data)

                                                                                                   Additional
                                                                              Preferred   Common     Paid-in    Retained
                                                                                Stock     Stock      Capital    Earnings

BALANCE AT JANUARY 1, 1995                                                      $5,714     $2,730     $16,099    $29,353

  Net income                                                                                                       6,965
  Dividends declared on preferred stock                                                                             (414)
  Dividends declared on common stock ($0.34 per share)*                                                           (2,150)
  Stock reinvestment and purchase plan - 68,716 shares*                                        30         581
  Conversion of Series B preferred stock - 140 shares*                              (1)         1
  Options exercised - 101,233 shares*                                                          45         678
  Purchase of Treasury stock - 7,318 shares
  Payments on ESOP borrowings
  Net unrealized gains on securities
  Stock dividend declared on common stock (10%) ($10.91 per share)                            280       6,020     (6,300)
                                                                               -------    -------     -------    -------
BALANCE AT DECEMBER 31, 1995                                                     5,713      3,086      23,378     27,454

  Net income                                                                                                       8,666
  Cash dividends declared on preferred stock                                                                         (89)
  Cash dividends declared on common stock ($0.41 per share)*                                                      (2,863)
  Stock reinvestment and purchase plan - 69,573 shares*                                        33         773
  Conversion of Series B preferred stock - 727,000 shares*                      (5,590)       345       5,245
  Redemption of Series B preferred stock                                          (123)
  Options excercised - 95,289 shares                                                           45         503
  Effect of Treasury stock issued at less than cost                                                                  (29)
  Purchase of Treasury stock - 77,418 shares
  Payments on ESOP borrowings
  Net unrealized losses on securities
  Stock dividend declared on common stock (10%) ( $17.50 per share)                           345      10,964    (11,309)
                                                                               -------    -------     -------    -------
BALANCE AT DECEMBER 31, 1996                                                         0      3,854      40,863     21,830


  Net income                                                                                                       9,008
  Cash dividends declared on common stock ($0. 50  per share)*                                                    (3,506)
  Stock reinvestment and purchase plan - 48,814  shares*
  Cash in lieu paid on fractional shares                                                                   (9)
  Options exercised - 126,931 shares*
  Effect of Treasury stock issued at less than cost                                                                 (290)
  Purchase of Treasury stock - 129,475 shares(1)
  Payments on ESOP borrowings
  Net unrealized gains on securities
  Stock dividend declared on common stock (50%)                                             1,875      (1,875)
                                                                               -------    -------     -------    -------
BALANCE AT DECEMBER 31, 1997                                                        $0    $ 5,729     $38,979    $27,042
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

(1) Treasury shares not adjusted for 50% stock dividend declared in September 1997. The effect of such shares reissued prior to the 50% stock dividend included in the shares (adjusted for the stock dividend) for the "stock reinvestment and purchase plan" and "options exercised" is 53,304 shares.

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

                              Date: April 9, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER:

/s/ T. Jefferson Cunningham III      April 9, 1998
Chairman of the Board & CEO


PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

/s/ Paul A. Maisch                   April 9, 1998
Treasurer


DIRECTORS:

/S/ ROBERT M. BOWMAN                 April 9, 1998

/S/ EDWARD VK. CUNNINGHAM JR.        April 9, 1998

/S/ T. JEFFERSON CUNNINGHAM III      April 9, 1998

/S/ R. ABEL GARRAGHAN                April 9, 1998

/S/ ROBERT L. PATRICK                April 9, 1998

/S/ LEWIS J. RUGE                    April 9, 1998

/S/ JOHN CHARLES VANWORMER           April 9, 1998


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

10.8   EMPLOYMENT AGREEMENT OF DAVID S. MACFARLAND*

10.9 EMPLOYMENT AGREEMENT OF DONALD H. WEBER (INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.10 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994)+

10.10  FIRST NATIONAL BANK OF THE HUDSON VALLEY DIRECTORS' SEVERANCE PLAN+*

11 COMPUTATION OF EARNINGS PER SHARE (INCLUDED IN NOTE A TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENT *

EXHIBIT
NUMBER       DESCRIPTION
------       -----------

21     SUBSIDIARIES OF HUDSON CHARTERED BANCORP, INC.*

23     CONSENT OF DELOITTE & TOUCHE LLP (FILED HEREWITH).

27     FINANCIAL DATA SCHEDULE.*

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

______________________
+  MANAGEMENT CONTRACT OR COMPENSATORY PLAN.

* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (filed on March 30, 1998)