Form 10-Q
period 1998-03-31
HUDSON CHARTERED BANCORP INC
filed 1998-05-14
CIK 776848

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 1998
                                    --------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to _________

Commission file number 1-13213
                       -------

                         HUDSON CHARTERED BANCORP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                    14-1668718
-------------------------------                      ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

PO Box 310, Route 55, Lagrangeville, NY                              12540
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

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

7,167,150 shares of Common Stock outstanding, par value $.80 per share, at May 7, 1998.

HUDSON CHARTERED BANCORP, INC. & SUBSIDIARIES


INDEX

                                                        Page Reference
                                                        --------------
PART I

Item 1 -  Financial Statements

          Condensed Consolidated Balance Sheets                      1

          Condensed Consolidated Statements
          of Income & Expense                                        2

          Condensed Consolidated Statements
          of Cash Flows                                              3

          Condensed Consolidated Statement
          of Changes in Stockholders' Equity                         4

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                       5

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations             11

Item 3 -  Quantitative and Qualitative Disclosures About
          Market Risk                                               24

PART II

Item 6(a) Exhibits                                                  25

Item 6(b) Reports on Form 8-K                                       25

          Signatures                                                26

Part 1
Item 1: Financial information

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

                                                                       March 31,         December 31,
                                                                         1998                1997
                                                                    ---------------------------------
ASSETS
Cash and due from banks                                                $  33,082         $  29,075
Federal funds sold                                                        31,600            17,400
                                                                       ---------         ---------
Total cash and cash equivalents                                           64,682            46,475

Securities
 Available for sale, at fair value                                       186,502           171,579
 Held to maturity, at cost,( fair value of $25,495 in 1998                25,047            24,245
 and $24,772 in 1997)
 Regulatory securities (at cost which approximates  fair value)            2,843             2,755

Loans held for sale                                                           60               216

Loans (see notes)

   Gross loans                                                           464,336           467,021
Allowance for loan losses                                                 (9,863)           (9,530)
                                                                       ---------         ---------
   Net loans                                                             454,473           457,491

Premises and equipment, net                                               16,495            15,592
Accrued income                                                             6,015             5,504
Other assets                                                               7,047             7,667
                                                                       ---------         ---------
TOTAL ASSETS                                                           $ 763,164         $ 731,524
                                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits (see notes)
 Non-Interest bearing                                                  $ 144,398         $ 151,002
 Interest bearing                                                        540,038           503,103
                                                                       ---------         ---------
Total deposits                                                           684,436           654,105

Notes payable                                                              1,725             1,725
Other liabilities                                                          5,000             5,336
                                                                       ---------         ---------
   TOTAL LIABILITIES                                                     691,161           661,166

STOCKHOLDERS' EQUITY (see notes)
Preferred stock
($.01 par value; 5,000,000 shares authorized; none issued)                    --                --
Common stock ($.80 par value; 20,000,000 shares authorized)                5,729             5,729
7,161,278 shares issued less 52,541 treasury shares in 1998
and 85,015 shares in 1997
Additional paid-in capital                                                38,979            38,979
Retained earnings                                                         27,979            27,042
Accumulated other comprehensive income                                       884               966
Treasury stock                                                            (1,568)           (2,358)
                                                                       ---------         ---------
   TOTAL STOCKHOLDERS' EQUITY                                             72,003            70,358
                                                                       ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS'                                    $ 763,164         $ 731,524
EQUITY                                                                 =========         =========

See notes to condensed consolidated financial statements.

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES                        FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(dollars in thousands, except per share data)
(Unaudited)

                                                    Three             Three
                                                Months Ended       Months Ended
                                                   3/31/98            3/31/97
Interest income:                              ----------------    ---------------
 Loans, including fees                              $10,314              $9,951
 Federal funds sold                                     290                 180
 Taxable securities                                   1,905               1,818
 Tax-exempt securities                                  895                 743
                                                    -------             -------
Total interest income                                13,404              12,692

Interest expense                                      5,378               4,965
                                                    -------             -------
Net interest income                                   8,026               7,727
Provision for loan losses                               600                 700
                                                    -------             -------
Net interest income
 after provision for loan losses                      7,426               7,027
                                                    -------             -------
Noninterest income:
 Service charges and fees                               905               1,020
 Trust earnings                                         220                 163
 Gains on sales of securities, net                       51                   9
 Gains on sales of loans, net                            54                  24
 Other income                                           246                 361
                                                    -------             -------
Total noninterest income                              1,476               1,577
                                                    -------             -------
GROSS OPERATING INCOME                                8,902               8,604
                                                    -------             -------
Noninterest expense:
 Salaries and employee benefits                       3,048               3,020
 Net occupancy and equipment expense                  1,031               1,069
 Other real estate owned                                 43                  36
 Merger expenses                                        280
 Other expenses                                       1,288               1,291
                                                    -------             -------
Total noninterest expense                             5,690               5,416
                                                    -------             -------

Income before income taxes                            3,212               3,188

 Income taxes                                         1,113               1,049
                                                    -------             -------
Net income                                           $2,099              $2,139
                                                    =======             =======

Weighted average common shares outstanding:

Basic                                             7,093,939           7,102,500
Diluted                                           7,325,058           7,338,000

Per common share data:
Basic earnings                                   $     0.30          $     0.30
Diluted earnings                                       0.29                0.29

Cash dividends declared                                0.13                0.12
Book value at period end                             $10.13               $9.94

See notes to condensed consolidated financial statements.

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES                        FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

                                                                      Three Months Ended
                                                                   3/31/98          3/31/97
                                                                  -------------------------
OPERATING ACTIVITIES
 Net income                                                       $  2,099         $  2,139
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for loan losses                                             600              700
 Depreciation and amortization                                         441              365
 Amortization of security premiums and
  accretion of discounts                                                99               53
 Amortization of core deposit intangible                                24               29
 Realized gains on sales of securities and loans                      (105)             (33)
 Deferred income tax benefits                                         (140)            (112)
Increase in accrued income                                            (511)            (538)
Other net                                                              346             (496)
                                                                  --------         --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                           2,853            2,107
                                                                  --------         --------
INVESTING ACTIVITIES
 Proceeds from sales of securities
  available for sale                                                 6,055            9,022
 Proceeds from maturities of securities available for sale           2,813            3,949
 Proceeds from maturities of securities held to maturity             1,211            1,478
 Purchases of securities available for sale                        (24,083)         (19,240)
 Purchases of securities held to maturity                           (1,995)          (1,314)
 Sales of loans                                                      2,872              965
 Net increase in loans                                                (244)            (770)
 Purchases of premises and equipment                                (1,044)            (393)
 Proceeds from sale of OREO                                            100                0
                                                                  --------         --------
 NET CASH USED BY INVESTING ACTIVITIES                             (14,315)          (6,303)
                                                                  --------         --------
FINANCING ACTIVITIES
 Net increase  in deposit accounts                                  30,331            5,429
 Proceeds from issuance of common stock from treasury                  353              319
 Repurchase of common stock                                            (95)            (728)
 Cash dividends- common                                               (920)            (775)
                                                                  --------         --------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                          29,669            4,245
                                                                  --------         --------

 INCREASE IN CASH AND CASH EQUIVALENTS                              18,207               49

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     46,475           46,409
                                                                  --------         --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 64,682         $ 46,458
                                                                  ========         ========
CASH PAID FOR:
 Interest                                                         $  5,242         $  5,025
 Taxes                                                                 304              240

NON-CASH ITEMS
 Transfer from loans to OREO                                      $     67         $    327
 Net change in unrealized gains (losses) recorded
  on securities available for sale                                    (138)          (1,282)
 Change in deferred taxes on net unrealized (gains)
  losses recorded on securities available for sale                      56              538
Purchase of land by issuance of shares                                 300

See notes to condensed consolidated financial statements.

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

                                                                                                       Accumulated
                                                                            Additional                       Other
                                                                 Common        Paid-In     Retained  Comprehensive    Treasury
                                                                  Stock        Capital     Earnings         Income       Stock
                                                               --------     ----------    ---------      ---------     -------
Balance January 1, 1998                                          $5,729        $38,979      $27,042           $966     ($2,358)

Net income                                                                                    2,099
Cash dividends declared on common stock ($0.13 per share)                                      (930)
Dividend reinvestment and stock purchase
 plan -  13,550 shares                                                                                                     295
Options exercised -  6,919 shares                                                                                           58
Purchase of land by issuances of
 treasury shares - 14,544 shares                                                                                           300
Effect of Treasury stock issued at less than cost                                              (232)                       232
Purchase of treasury stock -  2,775 shares                                                                                 (95)
Net change in unrealized gain on securities, after tax                                                         (82)


                                                               -----------------------------------------------------------------
Balance March 31, 1998                                           $5,729        $38,979      $27,979           $884     ($1,568)
                                                               =================================================================


Balance January 1, 1997                                          $3,854        $40,863      $21,830           $296     ($1,549)

Net income                                                                                    2,139
Cash dividends declared on common stock ($0.12 per share)                                      (851)

Dividend reinvestment and stock
 purchase plan -  10,525 shares                                                                                            181
Options exercised -  23,298 shares                                                                                         199
Effect of Treasury stock issued at less than cost                                               (61)                        61
Purchase of treasury stock -  29,408 shares                                                                               (789)
Payments on ESOP borrowings
Net change in unrealized gain on securities, after tax                                                        (744)

                                                               -----------------------------------------------------------------
Balance March 31, 1997                                           $3,854        $40,863      $23,057          ($448)    ($1,897)
                                                               =================================================================




                                                                   ESOP      Total
                                                                -------  ---------
Balance January 1, 1998                                                    $70,358

Net income                                                                   2,099
Cash dividends declared on common stock ($0.13 per share)                     (930)
Dividend reinvestment and stock
 purchase plan -  13,550 shares                                                295
Options exercised -  6,919 shares                                               58
Purchase of land by issuances of
 treasury shares - 14,544 shares                                               300
Effect of Treasury stock issued at less than cost                                0
Purchase of treasury stock -  2,775 shares                                     (95)
Net change in unrealized gain on securities, after tax                         (82)

                                                               --------------------
Balance March 31, 1998                                                     $72,003
                                                               ====================

Balance January 1, 1997                                           ($129)    65,165

Net income                                                                   2,139
Cash dividends declared on common stock ($0.12 per share)                     (851)
Dividend reinvestment and stock
 purchase plan -  10,525 shares                                                181
Options exercised -  23,298 shares                                             199
Effect of Treasury stock issued at less than cost                                0
Purchase of treasury stock -  29,408 shares                                   (789)
Payments on ESOP borrowings                                          11         11
Net change in unrealized gain on securities, after tax                        (744)

                                                               --------------------
Balance March 31, 1997                                            ($118)   $65,311
                                                               ====================

FORM 10-Q

HUDSON CHARTERED BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation
---------------------

The consolidated financial statements and related notes have been prepared in accordance with Regulation S-X under the Securities Exchange Act of 1934, as amended, and consequently the accompanying unaudited and condensed consolidated financial statements and notes do not contain all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited consolidated financial statements and note disclosures in the Annual Report on Form 10-K for the year ended December 31, 1997.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1998 and its consolidated results of operations, consolidated cash flows and changes in consolidated stockholders' equity for the three months ended March 31, 1998 and 1997.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and the revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

Estimates that are particularly susceptible to significant change relate to the determination of the adequacy of the allowance for loan losses and the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loan receivables. In connection with the determination of the balances of the allowance for loan losses and other real estate owned, management obtains independent appraisals for significant properties, when appropriate, according to Bank policy or regulation.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Material intercompany items and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to current presentation.

Forward-Looking Statements
--------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for the remainder of 1998 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Pending Mergers
---------------

On December 16, 1997, "Progressive" (Progressive Bank, Inc.) entered into an agreement to merge with and into the Company and form a bank holding company to be named Premier National Bancorp, Inc. (the "Continuing Corporation"). In addition, Pawling Savings Bank, Progressive's wholly owned subsidiary, agreed to merge with and into First National Bank of the Hudson Valley ("Hudson Valley"), a wholly-owned subsidiary of the Company, under the national bank charter of Hudson Valley and the name Premier National Bank. Consummation of the mergers is subject to satisfaction of a number of conditions, including approval of the merger agreement by the shareholders of each of Progressive and the Company at stockholder meetings to be held on May 21, 1998. All required regulatory approvals, consents or waivers have now been obtained. The mergers, which are anticipated to be consummated in July 1998, would create the largest independent banking institution headquartered in the Hudson Valley with approximately $1.6 billion in assets.

Year 2000
---------

As described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company continues with its systematic plans to address the Year 2000 compliance requirements. Management believes it remains on its current schedule to be at the proper stage of assessment, remediation and testing to be Year 2000 compliant, by year end 1998. Further, management continues to believe that it will not incur expenses in excess of $150,000, although it may also need to replace certain hardware and software, at immaterial costs, which would be capitalized.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT IMPLEMENTED

Disclosures About Segments of an Enterprise and Related Information
-------------------------------------------------------------------

In June 1997, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures About Segments of an Enterprise and Related Information".

This SFAS requires disclosures regarding reportable segments of an enterprise. Information required to be disclosed for each reported segment includes among other factors used to identify segments, selected financial data; profit and loss, revenues and other operating and non-operating expenses. In accordance with the effective date of this SFAS, the disclosures will be included in the Company's 1998 Annual Report on Form 10-K. The adoption of SFAS No. 131 will not have any significant effect on the Company's financial condition or results of operations.


Loans
-----

Major classifications of loans (excluding loans held for sale) are summarized below (in thousands):


                                                              At March 31, 1998               At December 31, 1997
                                                              -----------------               --------------------
Commercial and industrial                                               $82,604                            $79,138
Consumer installment                                                     87,355                             88,375
Real estate - construction                                               11,254                             10,871
Real estate - mortgage (Commercial)                                     148,203                            147,327
Real estate - mortgage
(Residential & Home Equity)                                             128,122                            133,460
Other loans                                                               6,798                              7,850
                                                                       --------                           --------
Total                                                                  $464,336                           $467,021
                                                                       ========                           ========

Deposits
--------

Major classifications of deposits are summarized below (in thousands):


                                                              At March 31, 1998               At December 31, 1997
                                                              -----------------               --------------------
Demand deposits                                                        $144,398                           $151,002
NOW accounts                                                             64,591                             49,921
Money market deposit accounts                                            71,441                             59,028
Savings accounts                                                        208,704                            207,522
Time deposits under $100,000                                            133,000                            131,815
Time deposits over $100,000                                              62,302                             54,817
                                                                       --------                           --------
Total                                                                  $684,436                           $654,105
                                                                       ========                           ========

Securities
----------

Securities consist of the following (in thousands):


                                            At March 31, 1998                       At December 31, 1997
                                  --------------------------------------    --------------------------------------
                                    Carrying      Amortized      Fair          Carrying     Amortized      Fair
                                     Amount         Cost         Value          Amount        Cost         Value
                                  --------------------------------------    --------------------------------------
US Treasury:

         Available for Sale           $46,621      $46,453      $46,621         $40,615      $40,386      $40,615

US Gov't Agencies:

         Available for Sale            30,558       30,392       30,558          32,409       32,270       32,409

Obligations of States and
Political Subdivisions:

         Available for Sale            76,780       75,603       76,780          70,946       69,686       70,946

         Held to Maturity              24,972       24,972       25,420          24,170       24,170       24,669

Other Securities:

         Available for Sale            32,543       32,555       32,543          27,609       27,599       27,609

         Held to Maturity                  75           75           75              75           75           75

         Regulatory Securities          2,843        2,843        2,843           2,755        2,755        2,755
                                  --------------------------------------------------------------------------------
Total Securities                     $214,392     $212,893     $214,840        $198,579     $196,941     $199,078
                                  ================================================================================

Total Available for Sale             $186,502     $185,003     $186,502        $171,579     $169,941     $171,579

Total Held to Maturity                 25,047       25,047       25,495          24,245       24,245       24,744

Regulatory Securities                   2,843        2,843        2,843           2,755        2,755        2,755
                                  --------------------------------------------------------------------------------
Total Securities                     $214,392     $212,893     $214,840        $198,579     $196,941     $199,078
                                  ================================================================================

At March 31, 1998 the net unrealized gain on Securities Available for Sale (net of tax effect of $616,000) that was included as a separate component of stockholders' equity was $884,000.

Earnings per common share (1997 data has been adjusted for the three for two
-------------------------
stock split paid as a 50% stock dividend declared September 1997.)

Basic earnings per common share is computed as follows (in thousands, except per share data):

                                                       Three months ended
                                                            March 31,
                                                       ------------------
                                                        1998        1997
                                                        ----        ----
   Weighted average common shares
     outstanding                                       7,094        7,103

   Total basic shares                                  7,094        7,103
                                                       =====        =====

   Net income                                         $2,099       $2,139
                                                      ======       ======

   Basic earnings per common share                     $0.30        $0.30
                                                       =====        =====

Diluted earnings per common share is computed as follows (in thousands, except per share data):


                                                       Three months ended
                                                            March 31,
                                                       ------------------
                                                        1998        1997
                                                        ----        ----

   Weighted average common shares
     outstanding                                       7,094        7,103

   Net effect of dilutive stock options                  231          235
                                                      ------       ------

   Total "diluted" shares                              7,325        7,338
                                                      ======       ======

   Net income                                         $2,099       $2,139
                                                      ======       ======

   "Diluted" earnings per
     common share                                      $0.29        $0.29
                                                       =====        =====

Stockholders' Equity
--------------------

Authorized common stock, $.80 par value, is 20,000,000 shares. Issued and outstanding shares (net of treasury shares) at March 31, 1998 and December 31, 1997, were 7,108,737 and 7,076,263, respectively. The Company paid a 50% stock dividend in October 1997 which increased common shares outstanding by 2,351,654. (All 1997 share data has been accordingly restated in the condensed consolidated statements of income and expense and Stockholders' Equity.)

Components of Comprehensive Income
----------------------------------

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for the reporting and display of comprehensive income (and its components) in financial statements. The standard does not, however, specify when to recognize or how to measure items that make up comprehensive income. Comprehensive income represents net income and certain amounts reported directly in shareholders' equity, such as the net unrealized gain or loss on securities available for sale. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise display an amount representing total comprehensive income for the period.

The Company's only item of accumulated other comprehensive income included in shareholders' equity is the net unrealized gain on securities available for sale, net of taxes.

The Company's comprehensive income for the three months ended March 31, 1998 was as follows:

Description                                                           Amount
-----------                                                           ------

Net income                                                        $2,099,000

Other comprehensive income, net of tax:
unrealized holding losses on securities
available for sale arising during the period        $(64,000)

Less reclassification of gains included in net
income, net of tax                                   (18,000)        (82,000)
                                                    ---------     -----------

Comprehensive income                                              $2,017,000
                                                                  ==========

These unrealized holding losses, net of tax benefit, represent a decrease in the unrealized appreciation of available for sale securities, net of tax, during the three months ended March 31, 1998. The cumulative balance of this unrealized gain, net of tax, at March 31, 1998 was $884,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

The Company's financial condition on March 31, 1998 reflected total assets of $763.2 million, an increase of $31.6 million or 4.3% over total assets at December 31, 1997. Net loans decreased $3.0 million or .69% to $454.5 million at March 31, 1998. Cash and cash equivalents increased from $46.5 million at December 31, 1997 to $64.7 million at March 31, 1998. Other assets increased by $794,000. Aggregate securities investments were $214.4 million at March 31, 1998, an increase of $15.8 million or 7.9% from the level at December 31, 1997.

During the first quarter of 1998, the Bank wrote new loan originations of $29.1 million. However, normal amortization and prepayments (which were approximately $28.9 million during the quarter) and sales of loans into the secondary market, with servicing retained (which were approximately $2.9 million) resulted in a net $3.0 million decrease in loans outstanding at March 31, 1998 compared to December 31, 1997. The decreases arose in the categories of residential real estate loans ($5.3 million) due primarily to customers refinancing adjustable rate mortgages and home equity loans into fixed rate mortgage loans (many of which were financed by the Company and sold into the secondary market), and all other categories remained relatively unchanged.

Period end total deposits increased seasonally $30.3 million or 4.6% in the first three months of 1998 to $684.4 million. Of this amount, total Public (Municipal) Funds increased $33.3 million or 35.4% to $94 million and total non-public funds decreased $3.0 million or 0.5% to $590.4 million.

The following tables summarize the net changes in public (municipal) fund and non-public fund deposits from December 31, 1997 to March 31, 1998 (in thousands):

Public Funds


                                                                                        Percent
                                    Balance        Balance              Net           Change over
                                   12/31/97        3/31/98             Change            Y/E`97
                                -------------------------------------------------------------------
Demand accounts                      $3,061         $3,120                  $59            1.93%
NOW accounts                         10,299         23,489               13,190          128.07
Money market accounts                10,334         19,384                9,050           87.57
Savings accounts                      3,354          2,835                 (519)         (15.47)
Time deposits                        33,670         45,193               11,523           34.22
                                -------------------------------------------------------------------
Total public deposits               $60,718        $94,021              $33,303           54.85
                                ===================================================================

Public funds balances increased in the first quarter due both to the receipt of state aid payments for school districts and to town and county tax assessments levied in January. This increase may reverse by year end as the result of the municipalities employing their funds. However, similar increased are expected in the third quarter due to school district tax levies.

Non Public Funds


                                                                                           Percent
                                         Balance            Balance         Net          Change over
                                        12/31/97            3/31/98       Change            Y/E`97
                                   ------------------------------------------------------------------
Demand accounts                         $147,941           $141,278           $ (6,663)     (4.50)%
NOW accounts                              39,622             41,102              1,480       3.74
Money market accounts                     48,694             52,057              3,363       6.91
Savings accounts                         204,167            205,869              1,702       0.83
Time deposits                            152,963            150,109             (2,854)     (1.87)
                                   ------------------------------------------------------------------
Total non public deposits               $593,387           $590,415            $(2,972)     (0.50)%
                                   ==================================================================

Non-municipal demand deposits historically decline during the first and third quarters of each year. Additionally, the Company has been less aggressive in the smaller CD market accounting for minor runoff in time deposits during the quarter.

Consolidated shareholders' equity at quarter end was $72 million, up $1.6 million over year end 1997. The Company's retained earnings for the quarter ($1.0 million) were complimented by $.7 million of stock issuance proceeds which included $.3 million issued in connection with the purchase of land for the Company's Newburgh branch and normal issuances under the Company's stock option plans and dividend reinvestment plan, offset slightly ($.1 million) by the decrease in unrealized gains, after tax, in the market value of the Company's available-for-sale investment portfolio. The ratio of shareholders' equity to total assets remained strong at quarter end standing in excess of 9.4%.

Results of Operations
---------------------

Interest income as reported, for the three months ended March 31, 1998, compared to the same period in 1997, increased $712,000 while interest expense increased by $413,000. This resulted in an increase in net interest income of $299,000. Provision for loan losses decreased by $100,000. Total non-interest income decreased $101,000 or 6.4%. Total noninterest expenses increased by $274,000 or 5.1%, which was due entirely to merger-related expenses of $280,000 incurred in the first quarter of 1998. Net income after tax decreased by $40,000 or 1.9%. Diluted earnings per common share remained the same at $.29 for the three months of 1998 and 1997. Excluding merger-related expenses incurred in 1998 of $280,000 or $263,000 after-tax earnings, net income on a pro forma basis would have been $2,362,000 or diluted earnings per common share would have been $.32.

The Net income and earnings per common share data discussed above is presented in the following table:


                                                   Three months ended

                                      Actual                                 Actual
                                      ------                                 ------
                                     3/31/98      Pro forma 3/31/98(1)      3/31/97*
                                     -------      --------------------      --------
Net income (in thousands)             $2,099            $  2,362            $  2,139

Per common share:*

Basic earnings                         $0.30               $0.33               $0.30

Diluted earnings                        0.29                0.32                0.29

(1)Excludes merger-related expenses.
*Adjusted for the 50% stock dividend declared September 1997.

The Company's actual and pro forma (excluding merger-related expenses) return on average assets and return on average equity for the three months ended March 31, 1998 and 1997, are detailed in the table below:



                                                   Three months ended

                                      Actual                                 Actual
                                      ------                                 ------
                                     3/31/98      Pro forma 3/31/98(1)      3/31/97
                                     -------      --------------------      -------
Actual:
------

Return on assets                        1.13%             1.27%                1.23%

Return on total stockholders'
equity                                 11.80             13.27                13.11

(1)Excludes merger-related expenses

Interest income
---------------

On a tax equivalent basis, gross interest income increased by $799,000 or 6.1% for the three months ended March 31, 1998 compared to the same period in 1997. Total interest expense increased by $413,000 or 8.3% for the three months period ended March 31, 1998 as compared to the three months ended March 31, 1997 due primarily to an increased volume of interest-bearing accounts. For the first three months of 1998, the Company experienced a net increase in average earning assets compared to the same period of 1997 of $44.7 million. Average loans increased by $16.8 million, securities increased $20.5 million and federal funds increased by $7.4 million.

The growth in average assets was principally funded by an increase in average deposits of $40.6 million (of which $28.5 million were interest- bearing deposits), and an increase in average shareholders' equity of $5.9 million for the three month period ended 1998 compared to 1997.

The table below sets forth the consolidated average balance sheets for the Company for the periods included. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities.


                                                                      Three Months Ended March 31,

                                                                1998                                   1997
                                                                ----                                   ----
                                                    Average                     Yield/       Average                 Yield/
                                                    Balance      Interest         Cost       Balance     Interest      Cost
---------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-earning assets:

Loans (1)                                          $466,660       $10,314        8.84%      $449,884       $9,951     8.85%

Taxable  Securities                                 124,646         1,905        6.11%       120,859        1,818     6.02%

Tax-exempt  Securities (2)                           77,441         1,356        7.00%        60,706        1,117     7.36%

Fed Funds Sold                                       20,981           290        5.53%        13,615          180     5.29%
                                                   --------       -------                   --------      -------
Total Interest Earning Assets                       689,728        13,865        8.04%       645,064       13,066     8.10%

NonInterest Earning Assets:

Cash & Due from Banks                                34,635                                   32,417

Premises & Equipment                                 15,918                                   16,347

Other Assets                                         13,198                                   12,524

Allowance for Loan Losses                           (9,658)                                  (9,406)
                                                   --------                                 --------

Total Assets                                       $743,821        13,865        7.46%      $696,946       13,066     7.50%
                                                   ========                                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-Bearing Liabilities:

Savings Deposits                                   $204,667        $2,061        4.03%      $209,436       $2,072     3.96%

NOW Accounts                                         56,029           147        1.05%        49,676          147     1.18%

Money Market Accounts                                66,063           533        3.23%        67,673          576     3.40%

CD's over $100,000                                   60,261           827        5.49%        40,038          540     5.39%

Other Time Deposits                                 131,505         1,787        5.44%       123,200        1,604     5.21%

Borrowed Funds                                        1,725            23        5.33%         1,848           26     5.63%
                                                   --------       -------                   --------      -------

Total Interest-Bearing Liabilities                  520,250         5,378        4.13%       491,871        4,965     4.04%

Noninterest-Bearing Liabilities:

Demand Deposits                                     146,283                                  133,963

Other                                                 6,107                                    5,873
                                                   --------                                 --------

Total Noninterest-Bearing Liabilities               152,390         5,378        3.20%       139,836        4,965     3.14%

Stockholders' Equity                                 71,181                                   65,239
                                                   --------                                 --------

Total Liabilities and                              $743,821         5,378        2.89%      $696,946        4,965     2.85%
                                                   ========                                 ========
Stockholders' Equity

Net interest Margin                                                 8,487        4.92%                      8,101     5.02%

Less Tax Equivalent Adjustments                                     (461)                                   (374)
                                                                  -------                                  ------

Net Interest Income                                                $8,026        4.65%                     $7,727     4.79%
                                                                   ======        =====                     ======     =====
Excess of interest earning assets over
interest bearing liabilities                       $169,478                                 $153,193

Ratio of Average Interest-Earning Assets to
Average Interest-Bearing Liabilities                132.58%                                  131.14%
---------------------------------------------------------------------------------------------------------------------------

 (1) Average Balances include non-accrual loans.

 (2) Tax Equivalent Yields on tax-exempt securities based on a Federal tax rate of 34%.

The following table reflects the effects of changes in volumes and interest rates for each of the same categories on a tax equivalent basis:

Rate/Volume Analysis (in thousands)

                                                                    Three Months Ended March 31,
                                                                           1998 vs. 1997
                                                  -----------------------------------------------------------------
                                                                     Increase (Decrease) due to
                                                  -----------------------------------------------------------------
                                                   Volume                   Rate                          Net
                                                   ------                   ----                          ---
Interest Income:
Loans                                                    $371                        $(8)                     $363

Taxable investment securities                              58                         29                        87

Tax-exempt investment securities                          293                        (54)                      239

Federal funds sold                                        102                          8                       110
                                                  ------------              -------------             -------------
Total interest income                                     824                        (25)                      799

Interest expense:
         Savings deposits                                 (48)                        37                       (11)

         NOW/accounts                                      17                        (17)

         Money market accounts                            (13)                       (30)                      (43)

         Certificates over $100,000                       278                          9                       287

         Other Time Deposits                              113                         70                       183

         Borrowed funds                                    (2)                        (1)                       (3)
                                                  ------------              -------------             -------------
Total interest expense                                    345                         68                       413
                                                  ------------              -------------             -------------
Net interest margin                                       479                        (93)                      386

         Less tax equivalent affect                      (100)                       (13)                      (87)
                                                  ------------              -------------             -------------
Net interest income                                      $379                       $(80)                     $299
                                                  ============              =============             =============

Average yields on interest earning assets decreased to 8.04% for the three months ended March 31, 1998 vs. 8.10% as of the same period in 1997 due to declines in investment yields (due primarily to the growth in the securities portfolio in a lower interest rate environment). Liability rates increased to 4.13% for the three months ended March 31, 1998 vs. 4.04% as of March 1997 (due primarily to the growth in certificates of deposit which are at higher rates than other deposit products). However, due to the growth in noninterest bearing demand deposit balances, net interest margins on a tax equivalent basis only declined .10% to 4.92% for the three months ended March 31, 1998 compared to the same period in 1997. Variances due to changes in rates produced a $80,000 decrease in net interest income in the three months of 1998 compared to the same period in 1997, while the increase in average earning assets of $44.7 million (compared to an increase in interest bearing liabilities of $28.4 million) principally contributed to the $379,000 increase in net interest income due to volume variances over the same period.

The net effect was that net interest income before provisions for loan losses grew to $8.0 million for the three months ended March 31, 1998 compared to $7.7 million for the comparable period in 1997, or an increase of $299,000 (3.9%).

Provision for loan losses and credit quality
--------------------------------------------

Provisions for loan losses are based on management's assessment of risk of loss inherent in the loan portfolio and as such reflect, among other things, both trends in local economic conditions and the categorization of the credit quality of individual loans. Such assessment is ongoing, and may not directly reflect the charge-offs taken in any accounting period, although the trend in charge-offs is an important element in the evaluation of the adequacy of the allowance for loan losses. The ratio of the allowance for loan losses to total nonperforming loans does not reflect collateral values, although 83.1% of the Bank's nonperforming loans are collateralized by real estate. Provision for loan losses declined from $700,000 to $600,000 in the first quarter of 1998 compared to 1997, primarily due to the significant decline in nonperforming assets and lower levels of charge-offs compared to the prior year, which are detailed below, and the assessments by management noted above.

Total net charge-offs for the three months of 1998 were $266,000, compared to $550,000 for the same period in 1997. The ratio of net chargeoffs to average loans, on an annualized basis, decreased to .23% in the first three months of 1998 vs. .49% for the same period of 1997. Nonperforming assets decreased to $3.9 million at March 31, 1998 compared to $6.1 million at March 31, 1997.

OREO balances outstanding of $706,000 showed a decrease of $54,000 at March 31, 1998 from year end 1997, and non-performing loans increased over the same period by some $108,000, from $3.1 million to $3.2 million. Real estate mortgage nonperforming loans, including restructured troubled debt, increased by $312,000 while nonperforming commercial and industrial loans decreased by $148,000, and consumer and other nonperforming loans decreased by $56,000. The Company's ratio of loan loss allowance to non-performing loans stood at 305% at both March 31, 1998 and year-end 1997, and the allowance represented 2.12% of loans at March 31, 1998 vs. 2.04% at the end of 1997. The period-end ratio of non-performing assets, to total assets, at .52%, declined slightly for March 31, 1998 compared to .53% at December 31, 1997.

Nonperforming assets represent 67 loans or OREO properties of which on1y 11 have balances in excess of $100,000, and no nonperforming assets have a balance greater than $400,000. Of the total nonperforming assets, 29% is collateralized by residential property, 56% by commercial property, and 15% by other assets or unsecured.

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

The table below summarizes the Company's loan loss experience for the periods indicated:

                                      For the three months           For the year
                                      ended March 31,                ended December 31,

                                            1998         1997             1997       1996         1995
                                      ------------------------       ----------------------------------
Balance at beginning of period            $9,530       $9,302           $9,302     $8,770       $8,326

Chargeoffs:
Commercial & industrial                       26          404            1,448        889          411

Consumer installment & other                 157          143              742        554          593

Real estate mortgage                         170           68              629      1,289        1,164
                                      ------------------------       ----------------------------------

Total charge-offs                            353          615            2,819      2,732        2,168

Recoveries:
Commercial & industrial                       28            6              147         89           75

Consumer installment & other                  46            5               80        130          193

Real estate mortgage                          13           54              320        195           44
                                      ------------------------       ----------------------------------
Total recoveries                              87           65              547        414          312
                                      ------------------------       ----------------------------------
Net charge-offs                            (266)        (550)          (2,272)    (2,318)      (1,856)

Provision for Loan Losses                    600          700            2,500      2,850        2,300

Balance at end of period                  $9,864       $9,452           $9,530     $9,302       $8,770
                                      ========================       ==================================
Ratio of net charge-offs to average
loans outstanding during the period
(annualized)                                .23%        .49%            .50%         .53%         .43%

Allowance for loan losses as a
percent of period-end loans                2.12%       2.09%           2.04%        2.06%        2.08%

Allowance as a percent of
non-performing loans                        305%        187%            305%         169%         166%

Nonperforming loans and OREO
to total loans and OREO                     .85%       1.35%            .83%        1.36%        1.53%

The table below summarizes the Company's nonperforming assets and restructured loans at the dates indicated (dollars in thousands):

                                               at March 31,                            at December 31,
                                            1998          1997                1997         1996          1995
                                        ----------------------------       ----------------------------------------
Nonaccrual loans: (1)

Real estate mortgage                          $2,345         $2,720             $1,756       $3,503         $3,246

Commercial & Industrial                           90            997                214          712          1,013

Consumer & other                                  68            196                 73          313            148
                                        ----------------------------       ----------------------------------------
Total nonaccrual loans                         2,503          3,913              2,043        4,528          4,407

Loans 90 days or more past due and
still accruing:

Real estate mortgage                              62            310                128          216             28

Commercial & industrial                          164            264                188          193            476

Consumer & other                                                 31                 51           22             18
                                        ----------------------------       ----------------------------------------
Total 90 days past due accruing                  226            605                367          431            522

Restructured - real estate                       501            532                712          534            349
                                        ----------------------------       ----------------------------------------
Total non-performing and restructured
loans                                          3,230          5,050              3,122        5,493          5,278

Percent of total loans                          .69%          1.13%               .67%        1.22%          1.23%

Other real estate owned                          706          1,011                760          653          1,196
                                        ----------------------------       ----------------------------------------
Total non-performing assets                   $3,936         $6,061             $3,882       $6,146         $6,474
                                        ============================       ========================================
Nonperforming assets as a percent of
total assets                                    .52%           .86%               .53%         .88%           .93%
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

Other real estate owned totals $706,000 at March 31, 1998 and includes eight properties acquired through foreclosure: one parcel of land, five residences, and two non-farm nonresidential properties. Of this amount, there are currently contracts in place for sales totaling approximately $365,000. Management believes that the carrying values of such properties adequately reflect the risk of loss in their orderly disposal.

At March 31, 1998, the Company had approximately $9.4 million in loans requiring special attention (substandard) compared to $9.8 million at December 31, 1997, in addition to the nonperforming loans and other nonperforming assets noted above. Such loans are being monitored so that if concern about the borrowers ability to comply with repayment terms becomes evident, management will be able to quickly assess impairment. Approximately 75% of all such loans are collateralized by real estate. Further deterioration in such borrowers' financial position may result in classifying them as nonperforming assets. The following table summarizes impaired loans for the periods indicated (in thousands):

                                              March 31, 1998  December 31, 1997
                                              --------------  -----------------
Impaired loans with allowance established
($1,182,000 and $901,000, respectively)           $1,882,000         $2,335,000

Impaired loans with a writedown
($1,109,000 and $1,133,000, respectively)          1,091,000          1,068,000
                                                  ----------         ----------

Total                                             $2,973,000         $3,403,000
                                                  ==========         ==========

Average amount of impaired loans
for the period                                    $3,013,602         $4,177,000
                                                  ==========         ==========

The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans (dollars in thousands):


                                         March 31,                                             December 31,
                                1998                  1997                   1997                1996                  1995
                        --------------------------------------------  ------------------------------------------------------------
Balance at end of                  % of                   % of                    % of                 % of                 % of
period applicable to:   Amount     total        Amount    total       Amount      total     Amount     total      Amount    total
                                   loans                  loans                   loans                loans                loans
                        --------------------------------------------  ------------------------------------------------------------

Commercial &
industrial              $   1,907   17.8%         $2,571   16.5%      $ 2,131      17.2%    $2,476      15.9%   $  2,355    16.6%

Consumer & other            1,910   20.3           1,993   19.7         1,873       20.6     1,702       19.3      1,400    16.1

Real estate -
construction                         2.4                    2.7                      2.3                  2.7                3.1

Real estate - mortgage      4,222   59.5           3,871   61.1         4,149       59.9     3,985       62.1      4,247    64.2

Unallocated                 1,824                  1,017                1,377                1,139                   768
                        --------------------------------------------  ------------------------------------------------------------


Total                   $   9,863  100.00%    $    9,452  100.00%     $ 9,530    100.00%    $9,302    100.00%    $ 8,770  100.00%
                        ============================================  ============================================================

Noninterest Income
------------------

Total noninterest income decreased $101,000 in the first three months of 1998 to $1,476,000 compared to the same period of 1997. Gains on sales of securities increased by $42,000. Trust earnings increased $57,000 and net gains on sales of loans increased by $30,000. These increases were offset by declines in net service charges and fees of $115,000 (due primarily to customers maintaining deposit balances to avoid charges), and decrease in "other" non-interest income of $115,000, the majority of which was due to declines in annuity commissions of $50,000, other loan fees of $17,000, and interest on a previous year income tax refund of $22,000 received in 1997.

Other Expenses
--------------

In total, noninterest expense was up by $274,000 or 5.1% to $5,690,000 for the first three months of 1998 compared to the same period of 1997, due entirely to merger-related expenses incurred of $280,000.

Salaries and employee benefits increased by $28,000 in the first three months of 1998 compared to 1997. However, underlying salary and benefit expense declined by approximately $90,000, which was offset by first quarter 1997 recovery of $120,000 in compensation expense related to officers waiving tandem stock appreciation rights, but retaining the rights to underlying stock options.

Occupancy and equipment expense showed a decrease of $38,000 over the same period in 1997, despite new branches, due to declines in depreciation expense (as a substantial portion of the Company's equipment is fully depreciated). Other real estate owned expense increased slightly by $7,000 to $43,000 for the three months ended March 31, 1998.

Pretax income increased by $24,000. However, income tax expense increased by $64,000 primarily due to $240,000 of the merger-related expenses being considered nontax-deductible. The Company's effective tax rate, therefore, increased to 34.7% from 32.9% as a result of the nondeductible expenses incurred.

Asset/Liability Management
--------------------------

Management believes the Company's ability to plan for changes in interest rates is a significant profitability factor. The Company's primary objective in managing interest rate sensitivity is to maintain a broadly balanced position between interest sensitive assets and liabilities in order to minimize the impact of significant interest rate fluctuations. Further, the historical level of demand deposits (approximately 20-25% of total deposits) tends to mitigate increases in interest rates and reduces the average cost of all liabilities to a level significantly below the average cost of only interest-bearing liabilities.

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of March 31, 1998 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. As shown in the chart below, at March 31, 1998, assuming no management action, the Company's near-term interest rate risk is to a rising rate environment over the one year time frame, principally due to a higher level of rate sensitive liabilities relative to assets (22.5%) that would reprice in that time frame. However, beyond one year due to higher levels of assets repricing, the Company's long-term exposure is to an extended period of declining rates as the excess of assets repricing over liabilities may cause a contraction in net interest margins. This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements nor management actions that may be taken to manage this risk.


Maturity Repricing                                                                     Greater
 Date (1)(2)                                                  Total        One yr.      than
                                 3 months    4 months to      within        to 5        five
                                  or less      one yr.        one yr.        yrs.        yrs.         Total
                                --------------------------------------------------------------------------------
Securities (3)                      $39,184       $34,155       $73,339     $95,929     $43,625        $212,893

Fed Funds                            31,600                      31,600                                  31,600

Fixed rate loans                     37,433        53,085        90,518     180,037      20,565         291,120

Floating rate loans (3)             106,257        54,932       161,189       5,172                     166,361

Total interest
earning assets (1)                  214,474       142,172       356,646     281,138      64,190         701,974
                                    -------       -------       -------     -------     -------         -------
Other interest bearing
deposits (4)                        138,700       206,670       345,370                                 345,370

Time/Other (5)                       99,973        69,340       169,313      27,081                     196,394

Total interest-bearing
liabilities                         238,673       276,010       514,683      27,081           0         541,764
                                    -------       -------       -------     -------     -------         -------
Interest Sensitivity
gap (6)                           $(24,199)    $(133,838)    $(158,037)    $254,057     $64,190        $160,210
                                ================================================================================
Gap as a percent of earnings
assets                               (3.4)%       (19.1)%       (22.5)%       36.2%        9.1%           22.8%
                                ================================================================================

(1) Interest rate sensitivity gaps are defined as the fixed rate positions (assets less liabilities) for a given time period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular period. The gap positions reflect a repricing date at which date funds are assumed to "mature" and reprice to a current market rate for the asset or liability. The table does not include loans in nonaccrual status or net unrealized losses recorded on "available-for-sale" securities as of March 31, 1998.

(2) Variable rate balances are reported based on their repricing formulas. Fixed rate balances are reported based on their scheduled contractual maturity dates, except for certain investment securities and loans secured by 1-4 family residential properties that are based on anticipated cash flows.

(3) Prime-priced loans and investments are considered as 1 to 3 month assets.

(4) Other interest-bearing deposits include Money Market accounts (three months or less) and Savings and NOW accounts (four months to one year) reflecting the lagging period that historically exists in Savings and NOW account interest rate movements. The remainder of other interest-bearing deposits are "Merit" accounts (savings accounts whose yield is repriced directly with the Federal Reserve Discount Rate). This discount rate changes less frequently than other market rates. As a result, management places these balances at one-half is the three month or less category and the balance in four months to one year repricing category (the Federal Reserve Discount Rate has not changes since January 1996k.) The interest rate sensitivity assumptions presented for these deposits are based on historical and current experiences regarding balance retention and interest rate repricing behavior.

(5) Time/Other: Time deposits and other interest-bearing liabilities are classified by contractual maturity or repricing frequency.

(6) Non-interest bearing deposit liabilities were approximately $144 million at March 31, 1998.

Capital Resources and Liquidity
-------------------------------

The following summarizes the minimum capital requirements and capital position at March 31, 1998:

                                                                            To be Well Capitalized Under
                                           Capital Position at              Prompt Corrective Action
                                           March 31, 1998                   Provision
                                           -------------------              ----------------------------
                                           Bank Only       Consolidated
                                           ---------       ------------
Total Capital
 to Risk-Weighted Assets                   12.43%          14.88%           10%
                                           ======          ======
Tier 1 Capital
 to Risk-Weighted Assets                   11.18           13.62             6
                                           =====           =====
Tier 1 Capital to Average
 Assets (Leverage Ratio)                    7.56            9.21             5(1)
                                            ====            ====

(1) Regulatory authorities require all but the most highly rated banks and bank holding companies to have a leverage ratio of at least between 4.0% - 5.0%.

At March 31, 1998, the Bank met the requirements for a "well capitalized" institution based on its capital ratios as of such date.

The Company believes that its cash and cash equivalents of $64,682 million in addition to its securities available for sale of $186,502 million at March 31, 1998 are sufficient to meet both the funding needs of its borrowers and the liquidity requirements of its depositors.

The Company plans to open a new branch in Middletown, NY (Orange County) as well as relocate its Newburgh Branch facility. Such new facilities are now expected to be completed in the summer of 1998. The construction and land costs associated with these new facilities are anticipated to total approximately $1,500,000 of which $970,000 has been expended to date. The Company has sufficient capital resources to fund such construction.

The Company's total capital to assets level is approximately 9.4% at March 31, 1998. As such, management believes that the Company has ample capital available for future expansion and diversification and regularly evaluates appropriate business opportunities to efficiently deploy its capital resources.

Pending Merger
--------------

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

Consummation of the merger is subject to satisfaction of a number of conditions, including approval of the merger agreement by the stockholders of each of Progressive and the Company, and the ability to account for the merger as a pooling-of-interests.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Quantitative and qualitative disclosure about market risk is presented at December 31, 1997 in Item 7A in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 9, 1998. There have been no material changes in the Company's market risk at March 31, 1998 compared to December 31, 1997. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At March 31, 1998, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

Assets and Deposit Liabilities. During the three months ended March 31, 1998, the Company has added $15.8 million in securities and $14.9 million in fed funds, funded by an increase in municipal deposits of which $11.5 million are short-term certificates of deposits. However, the Company's overall level of interest rate risk, inclusive of the effects of these transactions, has not changed materially from December 31, 1997 to March 31, 1998. There have been no other material changes in the composition of assets or deposit liabilities from December 31, 1997 to March 31, 1998.

GAP Analysis. The one-year and five-year cumulative interest sensitivity gap as a percentage of total assets fall within 2% of their levels at March 31, 1998 utilizing the same assumptions as at December 31, 1997.

Interest Rate Risk Compliance. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 1997. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value at March 31, 1998 compared to December 31, 1997, and the projected changes continue to fall within all board approved limits for potential interest rate volatility.

Part II


Item 6(a).  Exhibits
--------------------

Exhibit 27                 Financial Data Schedule

Item 6(b).  Reports on Form 8-K
-------------------------------

On April 30, 1998, the Company filed a Current Report on Form 8-K to disclose a press release announcing the Company's results of operations for the first quarter of 1998 and to file a revised Opinion of Keefe, Bruyette & Woods relating to the proposed merger of the Company and Progressive.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                            Hudson Chartered Bancorp, Inc.
                                                     (Registrant)


Date:    May 12, 1998                       /s/ Paul A. Maisch
                                            ------------------
                                            Paul A. Maisch
                                            Duly Authorized Officer and
                                            Principal Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                     Description
------                     -----------

27                         Financial Data Schedule