Form 10-Q
period 1998-06-30
PREMIER NATIONAL BANCORP INC
filed 1998-08-14
CIK 776848

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1998
                                -------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------     ---------

Commission file number 1-13213
                       -------

                         PREMIER NATIONAL BANCORP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

                    New York                           14-1668718
          -------------------------------          -------------------
          (State or other jurisdiction of          (I.R.S. Employer)
          incorporation or organization)           Identification No.)

PO Box 310, Route 55, Lagrangeville, NY                              12540
----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

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

14,205,244 shares* of Common Stock outstanding, par value $.80 per share, at July 31, 1998.

*Includes 7,024,566 shares of Progressive Bancorp, Inc. Common stock   converted
as of July 17, 1998 merger date.

PREMIER NATIONAL BANCORP, INC. & SUBSIDIARIES


INDEX

                                                          Page Reference
                                                          --------------

PART I

Item 1 -       Financial Statements

               Condensed Consolidated Balance Sheets                   1


               Condensed Consolidated Statements
               of Income & Expense                                     2

               Condensed Consolidated Statements
               of Cash Flows                                           3

               Condensed Consolidated Statement
               of Changes in Stockholders' Equity                      4

               Notes to Unaudited Condensed Consolidated
               Financial Statements                                    5

Item 2 -       Management's Discussion and Analysis of
               Financial Condition and Results of Operations          12


Item 3 -       Quantitative and Qualitative Disclosures About
               Market Risk                                            26

PART II

Item 4 -       Submission of Matters to a Vote of Security Holders    27


Item 5 -       Other Information                                      28

Item 6(a)      Exhibits                                               33

Item 6(b)      Reports on Form 8-K                                    33

               Signatures                                             34

Part 1
Item 1: Financial information

PREMIER NATIONAL  BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


(dollars in thousands)
(Unaudited)                                                                             June 30,        December 31,
                                                                                          1998              1997
                                                                                      -----------       ------------
ASSETS
Cash and due from banks                                                                $  35,868         $  29,075
Federal funds sold                                                                        43,800            17,400
                                                                                       ---------         ---------
Total cash and cash equivalents                                                           79,668            46,475

Securities
 Available for sale, at fair value                                                       193,900           171,579
 Held to maturity, at cost,(fair value of $23,154 in 1998                                 19,840            24,245
 and $24,772 in 1997)
 Regulatory securities (at cost which approximates fair value)                             2,843             2,755

Loans held for sale                                                                          120               216

Loans(see notes)

   Gross loans                                                                           456,905           467,021
Allowance for loan losses                                                                 (9,868)           (9,530)
                                                                                       ---------         ---------
   Net loans                                                                             447,037           457,491

Premises and equipment, net                                                               17,935            15,592
Accrued income                                                                             5,540             5,504
Other assets                                                                               7,151             7,667
                                                                                       ---------         ---------
TOTAL ASSETS                                                                           $ 774,034         $ 731,524
                                                                                       =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing                                                                   $ 150,699         $ 151,002
Interest bearing                                                                         543,213           503,103
                                                                                       ---------         ---------
Total deposits                                                                           693,912           654,105

Notes payable                                                                              1,725             1,725
Other liabilities                                                                          3,733             5,336
                                                                                       ---------         ---------
   TOTAL LIABILITIES                                                                     699,370           661,166

STOCKHOLDERS' EQUITY (see notes)
Preferred stock
($.01 par value; 5,000,000 shares authorized; none issued)                                -                 -
Common stock ($.80 par value; 20,000,000 shares authorized)                                5,739             5,729
7,173,794 shares issued less 3,286 treasury shares in 1998 and 7,161,278 shares issued less 85,015 treasury shares in 1997
Additional paid-in capital                                                                39,271            38,979
Retained earnings                                                                         28,832            27,042
Accumulated other comprehensive income                                                       899               966
Treasury stock                                                                               (77)           (2,358)
                                                                                       ---------         ---------
   TOTAL STOCKHOLDERS' EQUITY                                                             74,664            70,358
                                                                                       ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS'                                                    $ 774,034         $ 731,524
EQUITY                                                                                 =========         =========


See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(dollars in thousands, except per share data)
(Unaudited)

                                                    Three             Three              Six               Six
                                                 Months Ended      Months Ended      Months Ended      Months Ended
                                                   6/30/98           6/30/97            6/30/98           6/30/97
Interest income:                                 ------------      ------------      ------------      ------------
 Loans, including fees                             $   10,159        $   10,203        $   20,473        $   20,154
 Federal funds sold                                       357               369               647               549
 Taxable securities                                     2,108             1,804             4,013             3,622
 Tax-exempt securities                                    914               768             1,809             1,511

                                                   ----------        ----------        ----------        ----------
Total interest income                                  13,538            13,144            26,942            25,836

Interest expense                                        5,546             5,237            10,924            10,202

                                                   ----------        ----------        ----------        ----------
Net interest income                                     7,992             7,907            16,018            15,634

Provision for loan losses                                 600               600             1,200             1,300

                                                   ----------        ----------        ----------        ----------
Net interest income
 after provision for loan losses                        7,392             7,307            14,818            14,334

                                                   ----------        ----------        ----------        ----------
Noninterest income:
 Service charges and fees                                 926             1,015             1,831             2,035
 Trust earnings                                           239               182               459               345
 Gains on sales of securities, net                          0                25                51                34
 Gains on sales of loans, net                              51                55               105                79
 Other income                                             278               267               524               628

                                                   ----------        ----------        ----------        ----------
Total noninterest income                                1,494             1,544             2,970             3,121

                                                   ----------        ----------        ----------        ----------
GROSS OPERATING INCOME                                  8,886             8,851            17,788            17,455

                                                   ----------        ----------        ----------        ----------
Noninterest expense:
 Salaries and employee benefits                         2,975             3,093             6,023             6,113
 Net occupancy and equipment expense                    1,004               986             2,035             2,055
 Other real estate owned                                   19                21                62                57
 Merger expenses                                          710                                 990
 Other expenses                                         1,240             1,365             2,528             2,656

                                                   ----------        ----------        ----------        ----------
Total noninterest expense                               5,948             5,465            11,638            10,881

                                                   ----------        ----------        ----------        ----------

Income before income taxes                              2,938             3,386             6,150             6,574

 Income taxes                                             969             1,121             2,082             2,170

                                                   ----------        ----------        ----------        ----------
Net income                                         $    1,969        $    2,265        $    4,068        $    4,404
                                                   ==========        ==========        ==========        ==========

Weighted average common shares outstanding:

Basic                                               7,164,337         7,039,500         7,129,333         7,071,000
Diluted                                             7,370,452         7,263,000         7,330,028         7,291,500

Per common share data:
Basic earnings                                     $     0.28        $     0.32        $     0.57        $     0.62
Diluted earnings                                         0.27              0.31              0.55              0.60

Cash dividends declared (1)                              0.00              0.12              0.13              0.24
Book value at period end                                                                    10.41              9.34

(1) Dividends with respect to the second quarter of 1998 were declared on July 10, 1998, payable on July 31, 1998.

See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES                       FORM 10-Q
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

                                                                          Six
                                                                      Months Ended
                                                                  6/30/98    6/30/97
                                                               ----------- ------------
OPERATING ACTIVITIES

Net income                                                       $  4,068     $  4,404
Adjustments to reconcile net income to net
 cash provided by operating activities:
Provision for loan losses                                           1,200        1,300
Depreciation and amortization                                         887          967
Amortization of security premiums and
 accretion of discounts                                               202          118
Amortization of core deposit intangible                                48           58
Realized gains on sales of securities and loans                      (156)        (113)
Deferred income tax benefits                                         (140)        (112)
Increase in accrued income                                            (36)           0
Other, net                                                           (227)      (1,456)
                                                                 --------     --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                           5,846        5,166

                                                                 --------     --------
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale                6,055       33,924
Proceeds from maturities of securities available for sale           7,491        2,500
Proceeds from maturities of securities held to maturity             8,076       10,382
Purchases of securities available for sale                        (35,527)     (51,169)
Purchases of securities held to maturity                           (4,363)      (4,742)
Sales of loans                                                      5,442        3,117
Net (increase) decrease in loans                                    4,013      (15,542)
Purchases of premises and equipment                                (3,230)        (692)
Proceeds from sale of OREO                                            198          312

                                                                 --------     --------

NET CASH USED BY INVESTING ACTIVITIES                             (11,845)     (21,910)

                                                                 --------     --------
FINANCING ACTIVITIES
Net increase in deposit accounts                                   39,807       31,688
Proceeds from issuance of common stock from treasury                1,394          910
Repurchase of common stock                                           (159)      (3,005)
Cash dividends- common                                             (1,850)      (1,627)

                                                                 --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          39,192       27,966

                                                                 --------     --------

INCREASE IN CASH AND CASH EQUIVALENTS                              33,193       11,222

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     46,475       46,409

                                                                 --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 79,668     $ 57,631
                                                                 ========     ========

CASH PAID FOR:
Interest                                                         $ 10,731     $ 10,259
Taxes                                                               1,714        1,902

NON-CASH ITEMS
Transfer from loans to OREO                                      $    438     $    964
Net change in unrealized gains (losses) recorded
 on securities available for sale                                    (113)         (20)
Change in deferred taxes on net unrealized (gains)
losses recorded on securities available for sale                       46            8
Purchase of land by issuance of shares                                300

See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(unaudited)

                                                                                                           Accumulated
                                                                              Additional                         Other
                                                                     Common      Paid-in     Retained    Comprehensive    Treasury
                                                                      Stock      Capital     Earnings           Income       Stock
                                                                   --------    ---------     --------   --------------   ---------
Balance January 1, 1998                                            $  5,729     $ 38,979     $ 27,042      $    966      ($ 2,358)

Net income                                                                                      4,068
Cash dividends declared on common stock ($0.13 per share) (1)                                    (930)
Dividend reinvestment and stock purchase plan -  26,302 shares           10          292                                      734
Options exercised -  60,601 shares                                                                                             58
Purchase of land by issuances of treasury shares- 14,544 shares                                                               300
Effect of Treasury stock issued at less than cost                                              (1,348)                      1,348
Purchase of treasury stock -  7,030 shares pursuant to employee
stock option exercises                                                                                                       (159)
Net change in unrealized gain on securities, after tax                                                          (67)

                                                                   ----------------------------------------------------------------
Balance June 30, 1998                                              $  5,739     $ 39,271     $ 28,832      $    899          ($77)
                                                                   ================================================================
Balance January 1, 1997                                            $  3,854     $ 40,863     $ 21,830      $    296      ($ 1,549)
Net income                                                                                      4,404
Cash dividends declared on common stock ($0.24 per share)                                      (1,696)
Dividend reinvestment and stock purchase plan -  16,059 shares                                                                421
Options exercised -  36,541 shares                                                                                            489
Effect of Treasury stock issued at less than cost                                                (289)                        289
Purchase of treasury stock -  105,148 shares                                                                               (3,005)

Payments on ESOP borrowings                                                                                     (12)

                                                                   -----------------------------------------------------------------
Balance June 30, 1997                                              $  3,854     $ 40,863     $ 24,249      $    284      ($ 3,355)
                                                                   =================================================================

                                                                      ESOP        Total
                                                                   ---------  ---------
Balance January 1, 1998                                                       $ 70,358

Net income                                                                       4,068
Cash dividends declared on common stock ($0.13 per share) (1)                     (930)
Dividend reinvestment and stock purchase plan -  26,302 shares                   1,036
Options exercised -  60,601 shares                                                  58
Purchase of land by issuances of treasury shares- 14,544 shares                    300
Effect of Treasury stock issued at less than cost                                    0
Purchase of treasury stock -  7,030 shares pursuant to employee                      0
stock option exercises                                                            (159)
Net change in unrealized gain on securities, after tax                             (67)

Balance June 30, 1998                                                         $ 74,664


Balance January 1, 1997                                             ($129)      65,165

Net income                                                                       4,404
Cash dividends declared on common stock ($0.24 per share)                       (1,696)
Dividend reinvestment and stock purchase plan -  16,059 shares                     421
Options exercised -  36,541 shares                                                 489
Effect of Treasury stock issued at less than cost                                    0
Purchase of treasury stock -  105,148 shares                                    (3,005)
Payments on ESOP borrowings                                            22           22
                                                                                   (12)
                                                                   --------------------
Balance June 30, 1997                                               ($107)    $ 65,788
                                                                   ====================

(1) Dividends with respect to the second quarter 1998 were declared on July 10, 1998, payable on July 31, 1998.

See notes to condensed consolidated financial statements.

FORM 10-Q

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Merger
------

On July 17, 1998, Progressive Bank, Inc. ("Progressive") merged with and into Hudson Chartered Bancorp, Inc.(the "Company"). The resulting bank holding company was re-named Premier National Bancorp, Inc. (the "Continuing Corporation"). In addition, Pawling Savings Bank, Progressive's wholly owned subsidiary, merged with and into First National Bank of the Hudson Valley ("Hudson Valley"), a wholly-owned subsidiary of the Company, under the national bank charter of Hudson Valley and the name Premier National Bank (the "Bank"). The transaction was accounted for on the pooling of interests method. In connection with the merger, 3,859,869 shares of Progressive common stock were converted, at an exchange ratio of 1.82, into 7,024,566 shares of the continuing corporation common stock.

In connection with the merger, the Company incurred during the first six months of 1998,$990,000 in merger-related expenses or $800,000 after tax. Merger-related expenses are expensed as incurred. In accordance with its original estimates, the Company expects to incur an additional $3.6 million after tax in merger-related expenses in the third quarter of 1998. Since the merger date, the Company has established a unified management structure under common policies and procedures and consolidated six branches. However, the Company has experienced some delay in implementing the integration of its data processing and related operating systems. While originally anticipated to take place in early July, it is now anticipated the conversion will take place over the Labor Day holiday weekend.

This delay has deferred the realization of certain anticipated merger economies, particularly in the area of staff reduction and other expenses as the Company is currently operating with two separate transaction and data processing systems. While the Company continues to believe it will reach its target level of cost savings from the merger, the schedule for implementation of the various programs has been pushed forward approximately three months.

While there will now be little impact on third quarter results from anticipated merger savings, it is expected such savings should become increasingly evident in the fourth quarter of 1998 and in subsequent quarters thereafter.

As the merger was not consummated until July 17, 1998, the June 30, 1998 unaudited condensed consolidated financial statements of the Company do not include any of the assets, liabilities or results of operations of Progressive. At June 30, 1998, Progressive had $883,821,000 in assets and $79,752,000 in stockholders' equity. Progressive's net income for the six months ended June 30, 1998 was $2,777,000 which was net of $900,000 in merger related expenses after tax. See pro forma financial information elsewhere herein. The financial statements will be restated to reflect the merger on the pooling of interests method of accounting beginning in the third quarter of 1998.

Basis of Presentation
---------------------

The unaudited condensed consolidated financial statements and related notes of Premier National Bancorp, Inc. have been prepared in accordance with Regulation S-X under the Securities Exchange Act of 1934, as amended, and consequently the accompanying unaudited, condensed consolidated financial statements and notes do not contain all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited consolidated financial statements and note disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1998 and December 31, 1997 and its consolidated results of operations for the three and six month periods ended June 30, 1998 and 1997 and the consolidated cash flows and changes in consolidated stockholders' equity for the six months ended June 30, 1998 and 1997.

In preparing such financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of condition and the revenues and expenses for the periods reported. Actual results could differ significantly from those estimates.

Estimates that are particularly susceptible to significant change relate to the determination of the adequacy of the allowance for loan losses and the valuation of other real estate acquired in connection with foreclosures or in satisfaction of loan receivables. In connection with the determination of the balances of the allowance for loan losses and other real estate owned, management obtains independent appraisals for significant properties, according to Bank policy or regulation.

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

PENDING ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued three new accounting standards having implementation dates subsequent to June 30, 1998. Implementation of those standards, individually and in the aggregate, will not have any significant affect on the Company's or Premier's financial condition of Results of Operations. The new accounting standards are:

 .    Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures
     About Segments of an Enterprise and Related Information" requires disclosures regarding reportable segments of an enterprise. Information required to be disclosed for each reported segment includes among other factors used to identify segments, selected financial data; profit and loss, revenues and other operating and non-operating expenses. In accordance with the effective date of this SFAS, the disclosures will be included in the Company's 1998 Annual Report on Form 10-K.

 .    SFAS No. 132, "Disclosures About Pensions and Other Postretirement
     Benefits", amends disclosure requirements related to pension and other postretirement benefits previously required under Statements of Financial Accounts Standards Nos. 87, 88 and 106. SFAS 132 does not change the measurement or recognition of these plans.

 .    SFAS No. 133, "Accounting for Derivative Instruments and Hedging
     Activities" requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133, an entity may designate certain derivatives as a hedge of exposure. Depending upon the effectiveness of the hedge and/or the transaction being hedged, any changes in the fair value of the derivative instrument is either recognized in current year earnings in the current year, deferred to future periods, or recognized in other comprehensive income. Changes in the fair value of all derivative instruments not recognized under hedge accounting will be recognized in current year earnings. Because held to maturity securities will not be available for hedge accounting treatment, when adopted, SFAS 133 will allow a one-time transfer of securities currently classified as held to maturity into the available for sale category, without calling into question management's previous intent and ability to hold other securities to maturity. Adoption of SFAS 133 is required for all fiscal quarters or fiscal years beginning after June 15, 1999.

Loans
-----

Major classifications of loans (excluding loans held for sale) are summarized below (in thousands):

                               At June 30, 1998  At December 31, 1997
                               ----------------  --------------------

Commercial and industrial               $78,346               $79,138

Consumer installment                     89,397                88,375

Real estate - construction               12,657                10,871

Real estate - mortgage                  147,118               147,327
 (Commercial)

Real estate - mortgage                  125,003               133,460
(Residential & Home Equity)

Other loans                               4,384                 7,850
                                       --------              --------

Total                                  $456,905              $467,021
                                       ========              ========

Deposits
--------

Major classifications of deposits are summarized below (in thousands):


                                 At June 30, 1998  At December 31, 1997
                                 ----------------  --------------------

Demand deposits                          $150,699              $151,002

NOW accounts                               57,642                49,921

Money market deposit accounts              66,598                59,028

Savings accounts                          219,342               207,522

Time deposits under $100,000              137,095               131,815

Time deposits over $100,000                62,536                54,817
                                         --------              --------

Total                                    $693,912              $654,105
                                         ========              ========

Securities
----------

Securities consist of the following (in thousands):

                                      At June 30, 1998                    At December 31, 1997
                           ------------------------------------  ------------------------------------
                             Carrying   Amortized     Fair          Carrying    Amortized     Fair
                              Amount       Cost       Value          Amount       Cost       Value
                           ------------------------------------  ------------------------------------
US Treasury:

 Available for Sale          $ 46,664    $ 46,425    $ 46,664       $ 40,615    $ 40,386   $ 40,615

US Gov't Agencies:

 Available for Sale            28,545      28,368      28,545         32,409      32,270     32,409

Obligations of States and
 Political Subdivisions:

 Available for Sale            83,324      82,170      83,324         70,946      69,686     70,946

 Held to Maturity              19,765      19,765      20,236         24,170      24,170     24,669

Other Securities:

 Available for Sale            35,367      35,412      35,367         27,609      27,599     27,609

 Held to Maturity                  75          75          75             75          75         75

 Regulatory Securities          2,843       2,843       2,843          2,755       2,755      2,755
                           --------------------------------------------------------------------------
Total Securities             $216,583    $215,058    $217,054       $198,579    $196,941   $199,078
                           ==========================================================================

Total Available for Sale     $193,900    $192,375    $193,900       $171,579    $169,941   $171,579

Total Held to Maturity         19,840      19,840      20,311         24,245      24,245     24,744

Regulatory Securities           2,843       2,843       2,843          2,755       2,755      2,755
                           --------------------------------------------------------------------------

Total Securities             $216,583    $215,058    $217,054       $198,579    $196,941   $199,078
                           ==========================================================================

At June 30, 1998 the net unrealized gain on securities available for sale (net of tax effect of $626,000) that was included in accumulated other comprehensive income, a separate component of stockholders' equity, was $899,000.

Earnings per common share (1997 data has been adjusted for the three for two
-------------------------
stock split paid as a 50% stock dividend declared September 1997.)

Basic earnings per common share is computed as follows (in thousands, except per share data):

                                    Three months ended                    Six months ended
                                         June 30,                             June 30,
                                      -------------                        ---------------

                                     1998          1997                  1998           1997
                                     ----          ----                  ----           ----
Weighted average common shares
  outstanding                       7,164         7,040                 7,129          7,071

Total basic shares                  7,164         7,040                 7,129          7,071
                                   ======        ======                ======         ======

Net income                         $1,969        $2,265                $4,068         $4,404
                                   ======        ======                ======         ======

Basic earnings per common share     $0.28         $0.32                 $0.57          $0.62
                                   ======        ======                ======         ======

Diluted earnings per common share is computed as follows (in thousands, except per share data):

                                    Three months ended              Six months ended
                                          June 30,                       June 30,
                                     ---------------                 --------------

                                    1998          1997              1998         1997
                                    ----          ----              ----         ----
Weighted average common shares
  outstanding                      7,164         7,040             7,129        7,071

Net effect of dilutive stock         206           223               201          221
 options                          ------        ------            ------       ------

Total diluted shares               7,370         7,263             7,330        7,292
                                  ======        ======            ======       ======

Net income                        $1,969        $2,265            $4,068       $4,404
                                  ======        ======            ======       ======
Diluted earnings per
  common share                     $0.27         $0.31             $0.55        $0.60
                                  ======        ======            ======       ======

Stockholders' Equity
--------------------

Authorized common stock, $.80 par value, is 20,000,000 share and was increased to 50,000,000 shares as of July 17, 1998. Issued and outstanding shares (net of treasury shares) at June 30, 1998 and December 31, 1997, were 7,170,508 and 7,076,263, respectively. The Company paid a 50% stock dividend in October 1997 which increased common shares outstanding by 2,351,654. (All 1997 share data
has been accordingly   restated in the condensed consolidated statements of
income and expense and Stockholders' Equity.)

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

The Company's comprehensive income for the six months ended June 30, 1998 was as follows:

Description                                                  Amount
----------------------------------------------             -----------

Net income                                                 $4,068,000
Other comprehensive income, net of tax:
unrealized holding losses on securities
available for sale arising during the period    $(49,000)
Less reclassification of gains included in
net income, net of tax                           (18,000)     (67,000)
                                                 --------   ----------
Comprehensive income                                       $3,998,000
                                                           ==========


These unrealized holding losses, net of tax benefit, represent a decrease in the unrealized appreciation of available for sale securities, net of tax, during the six months ended June 30, 1998. The cumulative balance of this unrealized gain, net of tax, at June 30, 1998 was $899,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
--------------------

The Company's financial condition on June 30, 1998 reflected total assets of $774.0 million, an increase of $42.5 million or 5.8% over total assets at December 31, 1997. Net loans decreased $10.5 million or 2.3% to $447.0 million at June 30, 1998. Cash and cash equivalents increased from $46.5 million at December 31, 1997 to $79.7 million at June 30, 1998. Other assets increased by $1.8 million. Aggregate securities were $216.6 million at June 30, 1998, an increase of $18.0 million or 9.1% from the level at December 31, 1997.

During the first half of 1998, the Bank originated $56.4 million of new loans. However, normal amortization and prepayments (which were approximately $61.4 million during the first half of 1998) and sales of loans into the secondary market, with servicing retained (which were approximately $5.5 million) resulted in a net $10.5 million decrease in loan balances outstanding at June 30,1998 compared to December 31, 1997. The decreases arose in the categories of residential real estate loans ($8.5 million) due primarily to customers refinancing adjustable rate mortgages and home equity loans into fixed rate mortgage loans (many of which were financed by the Company and sold into the secondary market), and other loans of $3.5 million.

Period end total deposits increased seasonally $39.8 million or 6.1% in the first six months of 1998 to $693.9 million. Such increases were primarily in money market and time deposits. Of this amount, total Public (Municipal) Funds increased $15.2 million or 25.04% to $75.9 million and total non-public funds increased $24.6 million or 4.15% to $618.0 million. Of the increase in non-public funds, $7.8 million in NOW accounts and $12.2 million in savings accounts represented exceptional customer deposits on June 30, 1998, which funds were withdrawn within three business days after the period end and not redeposited with the Bank after that date.

The following tables summarize the net changes in public (municipal) fund and non-public fund deposits from December 31, 1997 to June 30, 1998 (in thousands):

Public Funds
                                                         Percent
                                                         Change
                           Balance   Balance     Net      over
                          12/31/97   6/30/98   Change    Y/E'97
                       ------------------------------------------
Demand accounts          $   3,061  $  3,288  $   227      7.42%
NOW accounts                10,299    10,187     (112)    (1.09)
Money market accounts       10,334    15,668    5,334     51.62
Savings accounts             3,354     2,951     (403)   (12.02)
Time deposits               33,670    43,829   10,159     30.17
                       ------------------------------------------
Total public deposits    $  60,718  $ 75,923  $15,205     25.04%
                       ==========================================


Public funds balances increased in the first half of 1998 due to the solicitation of new municipal relationships, actively managing large time deposits, and receiving deposits of village tax assessments levied in June. This increase usually reverses by year end as the result of the municipalities employing their funds. However, increases are expected in the third quarter due to school district tax levies.

Non Public Funds
                                                             Percent
                                                             Change
                               Balance   Balance     Net       over
                              12/31/97   6/30/98   Change    Y/E'97
                            -----------------------------------------
Demand accounts              $ 147,941  $147,411  $  (530)   (0.36)%
NOW accounts                    39,622    47,455    7,833     19.77
Money market accounts           48,694    50,930    2,236      4.59
Savings accounts               204,167   216,391   12,224      5.99
Time deposits                  152,963   155,802    2,839      1.86
                           ------------------------------------------
Total non public deposits    $ 593,387  $617,989  $24,602      4.15%
                           ==========================================


Exclusive of the prior mentioned exceptional deposits, normal non-public fund deposit activity increased deposits by $5.4 million or .83% compared to December 31, 1997.

Consolidated stockholders' equity at quarter end was $74.7 million, up $4.3 million over year end 1997. The Company's net retained earnings for the first half ($3.1 million) were complimented by $1.4 million of stock issuance proceeds which included $.3 million issued in connection with the purchase of land for the Company's Newburgh branch and normal issuances under the Company's stock option plans ($.4 million) and dividend reinvestment plan ($.7 million) partially offset by the decrease in unrealized gains, after tax, in the market value of the Company's available-for-sale investment portfolio ($.1 million). The ratio of shareholders' equity to total assets remained strong at June 30, 1998 standing in excess of 9.6%.

Results of Operations
---------------------

Interest income as reported, for the six months ended June 30, 1998, compared to the same period in 1997, increased $1.1 million while interest expense increased by $.7 million. This resulted in an increase in net interest income of $.4 million. Provision for loan losses decreased by $100,000. Total non-interest income decreased $151,000 or 4.8%. Total noninterest expenses increased by $757,000 or 7.0%, which was due entirely to merger-related expenses of $990,000 incurred in the first half of 1998. Excluding merger related expenses, total non-interest expense was down $233,000 or 2.1%. Net income after tax decreased by $336,000 or 7.6%. Diluted earnings per common share decreased to $.55 for the six months of 1998 compared to $.60 for 1997. Excluding merger-related expenses incurred in 1998 of $990,000 or $803,000 after-tax earnings, net income on a pro forma basis would have been $4,871,000 and diluted earnings per common share would have been $.66.

The net income and earnings per common share data discussed above is presented in the following table:

                             Six months ended                Three months ended

                       Actual    Pro forma    Actual     Actual   Pro forma     Actual
                       ------    ---------    ------     -------  ---------     ------
                      6/30/98   6/30/98(1)   6/30/97*    6/30/98  6/30/98(1)   6/30/97*
                      -------   ----------   --------   --------  ---------    --------
Net income (in          $4,068       $4,871    $4,404   $  1,969   $  2,509    $  2,265
 thousands)
Per common share:*
Basic earnings          $ 0.57       $ 0.68    $ 0.62   $   0.28   $   0.35    $   0.32
Diluted earnings          0.55         0.66      0.60       0.27       0.34        0.31

(1) Excludes merger-related expenses.
*Adjusted for the 50% stock dividend declared September 1997.

The Company's actual and pro forma (excluding merger-related expenses) return on average assets and return on average equity for both the three months and six months ended June 30, 1998 and 1997, are detailed in the table below:

                             Six months ended                Three months ended

                       Actual    Pro forma    Actual     Actual   Pro forma     Actual
                       ------    ---------    ------     -------  ---------     ------
                      6/30/98   6/30/98(1)   6/30/97*    6/30/98  6/30/98(1)   6/30/97*
                      -------   ----------   --------   --------  ---------    --------
Actual:
------
Return on assets        1.09%        1.30%      1.25%      1.04%       1.33%      1.26%
Return on total
stockholders' equity   11.25        13.47      13.51      10.72       13.65      13.91

(1)Excludes merger-related expenses

Interest income
---------------

On a tax equivalent basis, gross interest income increased by $1,293,000 or 4.3% for the six months ended June 30, 1998 compared to the same period in 1997, due principally to the increase in average earning assets of $39.6 million. For the first six months of 1998, the Company experienced a net increase in average earning assets compared to the same period of 1997 of $39.6 million. Average loans increased by $9.3 million, securities increased $27.1 million and federal funds increased by $3.2 million.

Total interest expense increased by $722,000 or 7.1% for the six months period ended June 30, 1998 as compared to the six months ended June 30, 1997 due primarily to an increased volume of interest-bearing accounts. For the six month period ended 1998 compared to 1997, the growth in average assets of $42.0 was principally funded by an increase in average deposits of $36.6 million (of which $26.7 million were interest- bearing deposits), and an increase in average shareholders' equity of $7.2 million.

The table below sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities.

                                                      Six Months Ended June 30,

                                                    1998                          1997
                                                    ----                          ----

                                        Average              Yield/    Average              Yield/
                                        Balance   Interest    Cost     Balance   Interest    Cost
--------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans (1)                              $463,531    $20,473     8.83%  $454,182    $20,154     8.87%
Taxable  Securities                     128,587      4,013     6.24%   118,998      3,622     6.09%
Tax-exempt  Securities (2)               80,841      2,741     6.78     63,343      2,256     7.12%
Fed Funds Sold                           23,342        647     5.54%    20,154        549     5.45
                                       --------    -------            --------    -------
Total Interest Earning Assets           696,301     27,874     8.01%   656,677     26,581     8.10%

NonInterest Earning Assets:
Cash & Due from Banks                    34,529                         32,141
Premises & Equipment                     16,540                         16,282
Other Assets                             12,000                         11,947
Allowance for Loan Losses                (9,790)                        (9,470)
                                       --------    -------            --------    -------

Total Assets                           $749,580     27,874     7.44%  $707,577     26,581     7.51%
                                       ========                       ========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-Bearing Liabilities:
Savings Deposits                       $205,581    $ 4,164     4.05%  $210,233    $ 4,185     3.98%
NOW Accounts                             54,769        290     1.06%    48,786        291     1.19%
Money Market Accounts                    67,132      1,084     3.23%    69,699      1,176     3.37%
CD's over $100,000                       60,165      1,663     5.53%    39,710      1,071     5.39%
Other Time Deposits                     135,184      3,676     5.44%   127,701      3,426     5.37%
Borrowed Funds                            1,725         47     5.45%     1,843         53     5.75%
                                       --------    -------            --------    -------

Total Interest-Bearing Liabilities      524,556     10,924     4.17%   497,972     10,202     4.10%

Noninterest-Bearing Liabilities:
Demand Deposits                         147,975                        138,107
Other                                     4,709                          6,321
                                       --------                       --------
Total Noninterest-Bearing
Liabilities                             152,684                        144,428
Stockholders' Equity                     72,340                         65,177
                                       --------    -------            --------    -------
Total Liabilities and
Stockholders' Equity                   $749,580     10,924     2.91%  $707,577     10,202     2.88%
                                       ========    -------            ========    -------
Net interest Margin                                 16,950     4.87%               16,379     4.99%
Less Tax Equivalent Adjustments                       (932)                          (745)
                                                   -------                        -------
Net Interest Income                                $16,018     4.60%              $15,634     4.76%
                                                   =======     ====               =======     ====
Excess of interest earning assets
 over interest bearing liabilities     $171,745                       $158,705


Ratio of Average Interest-Earning
Assets to Average Interest-Bearing
Liabilities                              132.74%                        131.87%
--------------------------------------------------------------------------------------------------

(1) Average Balances include non-accrual loans.
(2) Tax Equivalent Yields on tax-exempt securities based on a Federal tax rate of 34%.

The table below details the changes in interest income and interest expense for the period indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

Rate/Volume Analysis (in thousands)

                                            Six Months Ended June 30,
                                                  1998 vs. 1997
                                       -------------------------------------
                                            Increase (Decrease) due to
                                       -------------------------------------

                                          Volume         Rate       Net(1)
                                          ------         ----       ------
Interest Income:(2)
Loans                                     $  413        $ (94)      $  319
Taxable investment securities                299           92          391
Tax-exempt investment securities             593         (108)         485
Federal funds sold                            88           10           98
                                        ----------    ---------   ----------
Total interest income                      1,393         (100)       1,293

Interest expense:
 Savings deposits                            (93)          72          (21)
 NOW/accounts                                 32          (33)          (1)
 Money market accounts                       (41)         (51)         (92)
 Certificates over $100,000                  565           27          592
 Other Time Deposits                         203           47          250
 Borrowed funds                               (3)          (3)          (6)
                                        ----------    ---------   ----------
Total interest expense                       663           59          722
                                        ----------    ---------   ----------
Net interest margin                          730         (159)         571
 Less tax equivalent affect                  202          (15)         187
                                        ----------    ---------   ----------
Net interest income                       $  528        $(144)      $  384
                                        ==========    =========   ==========

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each to the total change.

(2) Yields on tax exempt securities based on a Federal tax rate of 34%.


Average yields on interest earning assets decreased to 8.01% for the six months ended June 30, 1998 vs. 8.10% as of the same period in 1997 due to declines in tax exempt investment yields (due to the growth in tax exempt investment portfolio in a lower interest rate environment as well as slightly lower loan yields due to the competitive loan environment). Average interest bearing liability rates increased to 4.17% for the six months ended June 30, 1998 vs. 4.10% for the six months ended June 1997 (due primarily to the growth in certificates of deposit which are at higher rates than other deposit products). Net interest margins on a tax equivalent basis declined .12% to 4.87% for the six months ended June 30, 1998 compared to the same period in 1997. Thus, while the overall growth in the balance sheet was achieved with incrementally lower net interest margins, such growth still created overall increases in net interest income. Variances due to changes in rates produced a $144,000 decrease in net interest income in the six months of 1998 compared to the same period in 1997, while the increase in average earning assets of $39.6 million (compared to an increase in interest bearing liabilities of $26.6 million) principally contributed to the $528,000 increase in net interest income due to volume variances over the same period. The net effect was that net interest income before provisions for loan losses grew to $16.0 million for the six months ended June 30, 1998 compared to $15.6 million for the comparable period in 1997, or an increase of $384,000 (2.5%).

Provision for loan losses and credit quality
--------------------------------------------

Provisions for loan losses are based on management's assessment of risk of loss inherent in the loan portfolio and as such reflect, among other things, both trends in local economic conditions and the categorization of the credit quality of individual loans. Such assessment is ongoing, and may not directly reflect the charge-offs taken in any accounting period, although the trend in charge-offs is an important element in the evaluation of the adequacy of the allowance for loan losses. Provision for loan losses declined from $1,300,000 to $1,200,000 in the first half of 1998 compared to 1997, primarily due to the significant decline in nonperforming assets, lower levels of charge-offs compared to the prior year,(which are detailed below), lower levels of other loans requiring special attention, and the assessments by management noted above.

Total net charge-offs for the first six months of 1998 were $861,000, compared to $1,174,000 for the same period in 1997. The ratio of net chargeoffs to average loans, on an annualized basis, decreased to .37% in the first six months of 1998 vs. .52% for the same period of 1997. Total nonperforming assets decreased to $3.8 million at June 30, 1998 compared to $5.9 million at June 30, 1997 and remained at comparable levels vs. December 31, 1997.

OREO balances outstanding of $972,000 showed a negligable increase of $14,000 at June 30, 1998, while non-performing loans decreased over the June 30, 1997 by some $2,142,000, from $5.0 million to $2.8 million. Real estate mortgage nonperforming loans, including restructured troubled debt and loans 90 days past due decreased by $1,407,000 while nonperforming commercial and industrial loans decreased by $566,000, and consumer and other nonperforming loans decreased by $169,000. The Company's ratio of loan loss allowance to non-performing loans stood at 350% at June 30, 1998 and 305% at year-end 1997 and 190% at June 30, 1997. The allowance represented 2.16% of loans at June 30, 1998 vs. 2.04% at both the end of 1997 and at June 30, 1997. The period-end ratio of non-performing assets, to total assets, at .49%, for June 30, 1998 declined compared to .53% at December 31, 1997 and .81% at June 30, 1997.

Nonperforming assets represent 58 loans or OREO properties of which on1y 11 have balances in excess of $100,000, and no nonperforming assets have a balance greater than $400,000. Of the total nonperforming loans, 35% is collateralized by residential property, 52% by commercial property, and 13% by other assets or unsecured.

Management believes that the allowance for loan losses is adequate to cover the risk of loss inherent in the portfolio but no assurance can be given that the relatively stable current economic conditions of the Company's overall market area will not be unsettled by future events. Any such developments would be expected to adversely effect the financial performance of the Company.

The table below summarizes the Company's loan loss experience for the periods indicated:


                                 For the six months         For the year
                                 ended June 30,             ended December 31,
                                     1998        1997         1997        1996      1995
                                -----------------------   ---------------------------------
Balance at beginning of
period                             $9,529      $9,302       $9,302      $8,770    $8,326

Chargeoffs:
Commercial & industrial               254         876        1,448         889       411
Consumer installment & other          395         292          742         554       593

Real estate mortgage                  407         224          629       1,289     1,164
                                -----------------------   ---------------------------------
Total charge-offs                   1,056       1,392        2,819       2,732     2,168

Recoveries:
Commercial & industrial                58          22          147          89        75
Consumer installment & other          111          32           80         130       193

Real estate mortgage                   26         164          320         195        44
                                -----------------------   ---------------------------------
Total recoveries                      195         218          547         414       312
                                -----------------------   ---------------------------------
Net charge-offs                      (861)    ( 1,174)      (2,272)     (2,318)   (1,856)

Provision for loan losses           1,200       1,300        2,500       2,850     2,300
                                   ------     -------      -------     -------   -------

Balance at end of period           $9,868      $9,428       $9,530      $9,302   $ 8,770
                                =======================   =================================
Ratio of net charge-offs to
average loans outstanding
during the period
(annualized)                         .37%        .52%         .50%        .53%      .43%

Allowance for loan losses as
a percent of period-end loans       2.16%       2.04%        2.04%       2.06%     2.08%

Allowance as a percent of
non-performing loans                 350%        190%         305%        169%      166%

Nonperforming loans and OREO
to total loans and OREO              .83%       1.27%         .83%       1.36%     1.53%


The table below summarizes the Company's nonperforming assets and restructured loans at the dates indicated (dollars in thousands):


                                      at June 30,                       at December 31,
                                      -----------                       ---------------
                                   1998         1997             1997         1996         1995
                               -----------------------      -------------------------------------
Nonaccrual loans: (1)

Real estate mortgage             $2,199       $2,997           $1,756       $3,503       $3,246

Commercial & Industrial             181          555              214          712        1,013

Consumer & other                     42          136               73          313          148
                               -----------------------      -------------------------------------
Total nonaccrual loans            2,422        3,688            2,043        4,528        4,407

Loans 90 days or more
past due and still
accruing:

Real estate mortgage                             180              128          216           28

Commercial & industrial              82          274              188          193          476

Consumer & other                                  75               51           22           18
                               -----------------------      -------------------------------------
Total 90 days past due
accruing                             82          529              367          431          522

Restructured - real
estate                              312          741              712          534          349
                               -----------------------      -------------------------------------
Total non-performing
and restructured loans            2,816        4,958            3,122        5,493        5,278

Other real estate owned             972          958              760          653        1,196
                               -----------------------      -------------------------------------
Total non-performing
assets                           $3,788       $5,916           $3,882       $6,146       $6,474
                               =======================      =====================================
Non-performing and re-
structured loans as a
percent of total loans              .62%        1.07%             .67%        1.22%      $1,196
                               =======================      =====================================
Nonperforming assets as
a percent of total
assets                              .49%         .81%             .53%         .88%         .93%
                               =======================      =====================================

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

Other real estate owned totals $972,000 at June 30, 1998 and includes 12 properties acquired through foreclosure: one parcel of land, 5 residences, and 6 non-farm nonresidential properties. Management believes that the carrying values of such properties adequately reflect the risk of loss in their orderly disposal.

At June 30, 1998, the Company had approximately $11.6 million in loans requiring special attention (substandard) compared to $8.7 million at June 30, 1997, in addition to the nonperforming loans and other nonperforming assets noted above. Such loans are being monitored so that if concern about the borrowers ability to comply with repayment terms becomes evident, management will be able to quickly assess impairment. Approximately 75% of all such loans are collateralized by real estate. Further deterioration in such borrowers' financial position may result in classifying them as nonperforming assets. The following table summarizes impaired loans for the periods indicated (in thousands):

                                               June 30, 1998    December 31, 1997    June 30, 1997
                                               -------------    -----------------    -------------
 Impaired loans with allowance established
 ($678,000 and $901,000, and $859,000
 respectively)                                    $2,704,149           $2,335,000       $2,419,000

 Impaired loans with a writedown
 ($983,000 and $1,133,000, and $1,420,000
 respectively)                                     1,059,000            1,068,000        1,945,000
                                                  ----------           ----------       ----------
 Total                                            $3,763,149           $3,403,000       $4,364,000
                                                  ==========           ==========       ==========
 Average amount of impaired loans
 for the period                                   $3,441,000           $4,177,000       $4,658,000
                                                  ==========           ==========       ==========

The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans (dollars in thousands):

                                       June 30,
                             1998                   1997
                     ---------------------------------------------
Balance at end                     % of                   % of
of period              Amount      total      Amount      total
applicable to:                     loans                  loans
                     ---------------------------------------------
Commercial &
industrial             $1,843       17.1%     $2,236       16.9%

Consumer & other        1,844       20.5       1,928       19.8

Real estate -
construction                         2.8                    2.9

Real estate -
mortgage                4,162       59.6       4,091       60.4

Unallocated             2,019                  1,173
                     ---------------------------------------------
Total                  $9,868     100.00%     $9,428     100.00%
                     =============================================


                                                 December 31,
                              1997                   1996                 1995
                     ------------------------------------------------------------------
Balance at end                     % of                   % of                  % of
of period              Amount      total      Amount      total     Amount      total
applicable to:                     loans                  loans                 loans
                     ------------------------------------------------------------------
Commercial &
industrial             $2,131       17.2%     $2,476       15.9%    $2,355       16.6%

Consumer & other        1,873       20.6       1,702       19.3      1,400       16.1

Real estate -
construction                         2.3                    2.7                   3.1

Real estate -
mortgage                4,149       59.9       3,985       62.1      4,247       64.2

Unallocated             1,377                  1,139                   768
                     ------------------------------------------------------------------
Total                  $9,530     100.00%     $9,302     100.00%    $8,770     100.00%
                     ==================================================================

Noninterest Income
------------------

Total noninterest income decreased $151,000 in the first six months of 1998 to $2,970,000 compared to the same period of 1997. Gains on sales of securities increased by $17,000. Trust earnings increased $114,000 and net gains on sales of loans increased by $26,000. These increases were offset by declines in net service charges and fees of $204,000 (due primarily to customers maintaining deposit balances to avoid charges), and decrease in "other" non-interest income of $104,000, of which $108,000 was due to declines in annuity commissions, $22,000 was due to interest on a previous year income tax refund received in 1997 and a 1997 recovery of student loan interest of $43,000, partially offset by an increase of $53,000 in ATM income (due to the introduction of foreign usage charges).

Other Expenses
--------------

In total, noninterest expense was up by $757,000 or 7.0% to $11,638,000 for the first six months of 1998 compared to the same period of 1997, due entirely to merger-related expenses incurred of $990,000.

Salaries and employee benefits decreased by $90,000 in the first six months of 1998 compared to 1997. Underlying salary and benefit expense declined by approximately $210,000, due to a first quarter 1997 recovery of $120,000 in compensation expense related to officers waiving tandem stock appreciation rights, but retaining the rights to underlying stock options. The declines in salary and benefits expense primarily relates to not filling vacant positions in contemplation of the pending merger with Progressive in the third quarter of 1998.

Occupancy and equipment expense showed a decrease of $20,000 over the same period in 1997, despite new branches, due to declines in depreciation expense (as a substantial portion of the Company's equipment is fully depreciated). Other real estate owned expense increased slightly by $5,000 to $62,000 for the six months ended June 30, 1998. Other expenses declined by $128,000 primarily in the areas of trust, postage, advertising, directors' expense and employee education and travel.

Pretax income decreased by $424,000. However, income tax expense only decreased by $88,000 primarily due to $456,000 of the merger-related expenses being considered nontax-deductible. The Company's effective tax rate, therefore, increased to 33.9% from 32.9% as a result of the nondeductible expenses incurred. Net income was $4,068,000 for the six months ended June 30, 1998 vs $4,404,000 for the same period in 1997, a decrease of $335,600 or 7.6%.

Three months ended June 30, 1998 vs. June 30, 1997
--------------------------------------------------

Net interest income increased $85,000 or 1.1% for the three months ended June 30, 1998 compared to 1997, primarily due to higher average investment balances, partially offset by interest expense related to growth in underlying Certificate of Deposit balances.

Provisions for loan losses remained the same at $600,000 for the three month period ended June 30, 1998 and June 30, 1997.

Other income decreased $50,000 to $1,494,000 for the three months ended June 30, 1998 compared to 1997, primarily as a result of service charge declines of $89,000 in the three months ended June 30, 1998 compared to 1997, a $25,000 decline in gain on sales of securities and the 1997 recovery of prior year student loan interest of $43,000. These were partially offset by a $57,000 increase in trust earnings due to higher account balances under administration.

Total noninterest expense increased $483,000 to $5,948,000 for the three months ended June 30, 1998 compared to June 30, 1997 due entirely to merger related expenses of $710,000 incurred in 1998 offset by decreases in salaries and benefits of $118,000 and $125,000 in "other" expenses.

Occupancy expense increased by $18,000 due to the cost associated with opening the Wappingers Falls branch, while other real estate owned expense decreased $2,000 to $19,000 in the three months ended June 30, 1998.

"Other" expenses are $125,000 below the second quarter of 1997 levels primarily in the areas of director expense accruals for phantom stock and trust expense. Additionally, advertising and stationary and supplies expenses have been reduced in contemplation of the merger with Progressive.

Pretax income decreased $448,000 or 13.2% for the three months ended June 30, 1998 compared to the same period of 1997, while income taxes decreased by $152,000. Comparative income after taxes decreased $296,000 to $1,969,000 or 13.1% for the quarter ended June 30, 1998 vs. 1997.

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

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of June 30, 1998 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. As shown in the chart below, at June 30, 1998, assuming no management action, the Company's near-term interest rate risk is to a rising rate environment over the one year time frame, principally due to a higher level of rate sensitive liabilities relative to assets (20.6%) that would reprice in that time frame. However, beyond one year due to higher levels of assets repricing, the Company's long-term exposure is to an extended period of declining rates as the excess of assets repricing over liabilities may cause a contraction in net interest margins. This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements nor management actions that may be taken to manage this risk.


Maturity Repricing                                                         Greater
Date (1)(2)                                           Total      One yr.    than
                           3 months     4 months      within      to 5      five
                           or less    to one yr.     one yr.      yrs.      yrs.       Total
                         ----------------------------------------------------------------------
Securities (3)              $32,979       $47,479     $80,458    $88,208   $46,393   $215,059

Fed Funds                    43,800                    43,800                          43,800

Fixed rate loans             33,502        52,267      85,769    181,691    21,912    289,372

Floating rate loans (3)     108,396        50,606     159,002      5,917              164,919

Total interest
earning assets (1)          218,677       150,352     369,029    275,816    68,305    713,150
                           --------     ---------   ---------   --------   -------   --------
Other interest bearing
deposits (4)                138,984       205,231     344,215                         344,215

Time/Other (5)               96,615        75,306     171,921     26,741       336    198,998

Total interest-bearing
liabilities                 235,599       280,537     516,136     26,741       336    543,213
                           --------     ---------   ---------   --------   -------   --------

Interest Sensitivity
gap (6)                    $(16,922)    $(130,185)  $(147,107)  $249,075   $67,969   $169,937
                         ======================================================================
Gap as a percent of
earnings assets               (2.4)%       (18.3)%     (20.6)%      34.9%      9.5%      23.8%
                         ======================================================================

(1) Interest rate sensitivity gaps are defined as the fixed rate positions (assets less liabilities) for a given time period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular period. The gap positions reflect a repricing date at which date funds are assumed to "mature" and reprice to a current market rate for the asset or liability. The table does not include loans in nonaccrual status or net unrealized losses recorded on "available-for-sale" securities as of June 30, 1998.

(2) Variable rate balances are reported based on their repricing formulas. Fixed rate balances are reported based on their scheduled contractual maturity dates, except for certain investment securities and loans secured by 1-4 family residential properties that are based on anticipated cash flows.

(3)  Prime-priced loans and investments are considered as 1 to 3 month assets.

(4) Other interest-bearing deposits include Money Market accounts (three months or less) and Savings and NOW accounts (four months to one year) reflecting the lagging period that historically exists in Savings and NOW account interest rate movements. The remainder of other interest-bearing deposits are "Merit" accounts (savings accounts whose yield is repriced directly with the Federal Reserve Discount Rate). This discount rate changes less frequently than other market rates. As a result, management places these balances at one-half is the three month or less category and the balance in four months to one year repricing category (the Federal Reserve Discount Rate has not changes since January 1996.) The interest rate sensitivity assumptions presented for these deposits are based on historical and current experiences regarding balance retention and interest rate repricing behavior.

(5) Time/Other: Time deposits and other interest-bearing liabilities are classified by contractual maturity or repricing frequency.

(6) Non-interest bearing deposit liabilities were approximately $151 million at June 30, 1998.

Capital Resources and Liquidity
-------------------------------

The following summarizes the minimum capital requirements and capital position at June 30, 1998:

                                                          To be Well Capitalized
                                                          Under "Prompt
                                Capital Position at       Corrective Action"
                                June 30, 1998             Provision of FIDICIA
                                -------------------       ----------------------

                                Bank Only   Consolidated
                                ----------  ------------
Total Capital
 to Risk-Weighted Assets         12.67%         15.31%            10%

Tier 1 Capital
 to Risk-Weighted Assets         11.42          14.06              6

Tier 1 Capital to Average
 Assets (Leverage Ratio)          7.65           9.38              5(1)


(1) Regulatory authorities require all but the most highly rated banks and bank holding companies to have a leverage ratio of at least between 4.0% - 5.0%.

At June 30, 1998, the Bank met the requirements for a "well capitalized" institution based on its capital ratios as of such date.

The Company believes that its cash and cash equivalents of $79.7 million in addition to its securities available for sale of $193 million at June 30, 1998 are sufficient to meet both the funding needs of its borrowers and the liquidity requirements of its depositors.

The Company plans to open a new branch in Middletown, NY (Orange County) the summer of 1998 and relocate its Newburgh branch in early July 1998 to a larger regional office. The construction and land costs associated with these new facilities is anticipated to total approximately $1,500,000 of which $1,120,000 has been expended to date. The Company has sufficient capital resources to fund such construction.

The Company's total capital to assets level is approximately 9.6% at June 30, 1998. As such, management believes that the Company has ample capital available for future expansion and diversification and regularly evaluates appropriate business opportunities to efficiently deploy its capital resources.

Year 2000
---------

As described in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company continues with its systematic plans to address the Year 2000 ("Y2K") compliance requirements. Management believes it remains on schedule to be at the proper stage of assessment, remediation and testing to be Year 2000 compliant by year end 1998. The Company is exposed to substantial risks due to the Year 2000 problem. Such risks arise both in its information technology (data processing) systems and its non-information technology (operating) systems. The Company has made material progress in assessing and remediating all its principal data processing and operating systems. All principal data processing systems are expected to be Y2K compliant by year end 1998 based on reviews with the Company's systems vendors, all of which are major suppliers of such systems. All of the Company's essential operating systems are also expected to be Y2K compliant by year end based on the Company's scheduled assessment, testing and replacement of such equipment. The Company is also assessing the impact on its loan portfolio and funding base of principal clients who are vulnerable to Y2K issues, and such assessment is expected to be completed by the end of the third quarter.

As with similar financial institutions, the Company is dependent on unrelated third parties for the conduct of its business, especially the Federal Reserve payment system, the automated clearing house system, the national telecommunications system and the Company's local energy provider. The Company is not currently aware of any problems such third party systems may have in achieving Y2K compliance and expects to receive relevant assurances in due course. However, the Company cannot influence or control the readiness of such providers for the Year 2000.

All "mission critical" systems and processes have been identified, and the Company expects to address during the remainder of this year contingency planning in the event the remediation of any of its several data processing systems or operating systems fail.

The Company also plans to assess the state of preparedness of unrelated third party systems early in 1999 and to the extent possible, develop emergency contingency plans in the event of their failure. The Company believes, however, that failure of any of these third-party systems for anything other than the shortest periods may result in a disruption of its business, preventing the Company from providing its normal banking services to its customers.

There can be no assurance that the Company's contingency plans or its efforts with respect to third parties will not prevent a material adverse effect on the Company's operations or financial condition.

Further, the Company continues to believe that it will not incur expenses in excess of $150,000 for its Year 2000 assessment and remediation, although it may also need to replace certain hardware and software, at immaterial costs, which would be capitalized.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Quantitative and qualitative disclosure about market risk is presented at December 31, 1997 in Item 7A in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 9, 1998. There have been no material changes in the Company's market risk at June 30, 1998 compared to December 31, 1997. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At June 30, 1998, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

Assets and Deposit Liabilities. During the six months ended June 30, 1998, the Company has added $17.9 million in securities and $26.4 million in fed funds sold, funded by an increase in municipal deposits of which $10.2 million are short-term certificates of deposits and two large exceptional deposits totaling $19.2 million. However, the Company's overall level of interest rate risk, inclusive of the effects of these transactions, has not changed materially from December 31, 1997 to June 30, 1998. There have been no other material changes in the composition of assets or deposit liabilities from December 31, 1997 to June 30, 1998.

GAP Analysis. The one-year and five-year cumulative interest sensitivity gap as a percentage of total assets fall within 2% of their levels at June 30, 1998 utilizing the same assumptions as at December 31, 1997.

Interest Rate Risk Compliance. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 1997. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value change at June 30, 1998 compared to December 31, 1997, and the projected changes continue to fall within all board approved limits for potential interest rate volatility.

PART II - OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders.
-------------------------------------------------------------

The Company held its Annual Meeting of Shareholders on May 21, 1998. The following matters were approved by the Company's shareholders at the meeting:

(1) Election of three directors for one year term expiring in 1999, three directors for a two year term expiring in 2000, and four directors for a three year term expiring in 2001.

     The total shares outstanding on the record date of April 6, 1998 were 7,152,256.

     Individually votes cast were as follows:

     For a one year term expiring 1999:

                                           Votes FOR    Votes WITHHELD
                                           ---------    --------------

     Edward vK. Cunningham Jr.             6,517,514          10,429
     Warren R. Marcus                      6,517,314          10,429
     John C. VanWormer                     6,504,454          23,490

     For a two year term expiring 2000:

     Tyler Dann                            6,517,514          10,429
     Thomas C. DeBenedictus                6,517,314          10,629
     Lewis J. Ruge                         6,518,735           9,208

     For a three year term expiring 2001:

     Robert M. Bowman                      6,518,735           9,208
     H. Todd Brinckerhoff                  6,517,385          10,558
     T. Jefferson Cunningham III           6,517,486          10,458
     R. Abel Garraghan                     6,518,735           9,208

(2)  Merger

     To consider and vote upon proposal to approve and adopt an Agreement and Plan of Reorganization and a related Plan of Merger between Hudson Chartered Bancorp, Inc. and Progressive Bank, Inc. and their respective subsidiaries.

     Votes FOR        Votes AGAINST      Votes ABSTAINED     Broker Non Votes
     ---------        -------------      ---------------     ----------------

     5,948,280        36,480             44,034              499,149

Item 5 - Other Information

1) If Premier does not receive notice at its principal executive offices on or before December 15, 1998 of a shareholder proposal for consideration at the 1999 annual meeting of shareholders, the proxies named by Premier's Board of Directors with respect to the meeting shall have discretionary voting authority with respect to such proposal.

2) On July 17, 1998, the Company completed its Merger with Progressive Bank, Inc. and was renamed Premier National Bancorp, Inc. (Premier). In connection with the Merger, Premier National Bancorp, Inc. Issued 7,024,566 shares of its common stock in exchange for 3,859,869 shares of Progressive common stock at an exchange ratio of 1.82 shares of Premier common stock for each share of common stock of Progressive. The transaction was accounted for under the pooling of interests method of accounting.

     The following Pro forma Condensed Combined Balance Sheet and Statements of Income reflect the condensed financial position and results of operations assuming that the Merger had occurred at or prior to June 30, 1998 under the pooling of interests method of accounting. Pro forma earnings per common share and weighted average common shares are based on the Exchange Ratio. The combined statements reflect $1.7 million in after tax charges for merger related expenses and $.7 million in exceptional pre-merger charges, after tax, to conform accounting practices (principally in the areas of benefit accruals, loan loss provisioning policy and OREO expense). Consistent with its original estimates, the Company anticipates further one-time merger reorganization and restructuring charges of $3.6 million, after tax, to be recorded in the third quarter of 1998.

These statements are not necessarily indicative of the combined financial position and results of operations that would have occurred if the Merger had been consummated on December 31, 1997 or at the beginning of the periods or that may be attined in the future.

                        PREMIER NATIONAL BANCORP, INC.
                  PRO FORMA CONDENSED COMBINED BALANCE SHEET
                               AT JUNE 30, 1998
                                  (Unaudited)
                      (In thousands, except share amount)


                                                         Hudson                                   Pro forma
                                                         Chartered         Progressive            Adjustments            Total
                                                         ---------         ------------           -----------            -----
Assets:
Cash and due from banks                                    $35,868             $14,275                                     $50,143
Federal funds sold                                          43,800              40,700                                      84,500
Securities                                                 216,583             258,506                                     475,089
Loans, net of unearned income                              457,025             547,309                                   1,004,334
  Less: Allowance for loan losses                           (9,868)            (10,052)                                    (19,920)
                                                          --------            --------                                  ----------
Net loans                                                  447,157             537,257                                     984,414
Premises and equipment                                      17,935              10,457                                      28,392
Intangible asset                                               508               6,769                                       7,277
Other assets                                                12,183              15,857                                      28,040
                                                          --------            --------                                  ----------
TOTAL ASSETS                                              $774,034            $883,821                                  $1,657,855
                                                          ========            ========                                  ==========
Liabilities:
Non interest bearing deposits                             $150,699             $72,254                                    $222,953
Interest bearing deposits                                  543,213             727,312                                   1,270,525
                                                          --------            --------                                  ----------
Total deposits                                             693,912             799,566                                   1,493,478
Notes payable                                                1,725                                                           1,725
Other liabilities                                            3,733               4,503                                       8,236
                                                          --------            --------                                  ----------
TOTAL LIABILITIES                                          699,370             804,069                                   1,503,439
                                                          --------            --------                                  ----------
Common stock                                                 5,739               4,428                $(1,191)              11,358
Additional paid-in capital                                  39,271              25,879                  4,971               60,179
Retained earnings                                           28,832              59,029                  6,126               81,735
Accumulated other comprehensive income                         899                 322                                       1,221
Treasury stock                                                 (77)             (9,906)                (9,906)                 (77)
                                                          --------            --------            -----------           ----------
TOTAL STOCKHOLDERS' EQUITY (Note 6)                         74,664              79,752                                     154,416
                                                          --------            --------                                  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $774,034            $883,821                                  $1,657,855
                                                          ========            ========                                  ==========
Book value per share                                        $10.41              $20.67                                      $10.90


See notes to unaudited pro forma condensed combined financial statements

                        PREMIER NATIONAL BANCORP, INC.
               PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
                               AT JUNE 30, 1998
                                  (Unaudited)
                      (In thousands, except share amount)


                                          Six months ended  6/30/98                         Three months ended 6/30/98
                                          -------------------------                         --------------------------
                                 Hudson                                             Hudson
                              Chartered      Progressive            Total         Chartered        Progressive              Total
                              ---------      -----------            -----         ---------        -----------              -----
Interest income:
  Loans, including fees         $20,473          $25,636          $46,109           $10,159            $12,697            $22,856
  Federal funds sold
  and other                         647            1,149            1,796               357                586                943

  Securities                      5,822            7,508           13,330             3,022              3,798              6,820
                                 ------           ------           ------            ------             ------             ------
Total interest income            26,942           34,293           61,235            13,538             17,081             30,619
                                 ======           ======           ======            ======             ======             ======
Interest expense:
  Deposits                       10,877           16,945           27,822             5,522              8,442             13,964
  Other                              47                                47                24                                    24
Total interest expense           10,924           16,945           27,869             5,546              8,442             13,988
                                 ------           ------           ------             -----              -----             ------
Net interest income              16,018           17,348           33,366             7,992              8,639             16,631
Provision for loan
losses                            1,200            2,330            3,530               600              1,955              2,555
                                 ------           ------           ------             -----              -----             ------
Net interest income
after provision for loan
losses                           14,818           15,018           29,836             7,392              6,684             14,076

Noninterest income                2,970            1,902            4,872             1,494              1,032              2,526
Other expense                    11,638           12,118           23,756             5,948              6,351             12,299
Income before income
taxes                             6,150            4,802           10,952             2,938              1,365              4,303
Income taxes                      2,082            2,025            4,107               969                620              1,589
                                 ------           ------           ------             -----              -----              -----
Net income                        4,068            2,777            6,845             1,969                745              2,714
                                 ======           ======           ======             =====              =====              =====
Weighted average common
 share:
  Basic                       7,129,333        7,012,620       14,141,953         7,164,337          7,024,751         14,189,088
  Diluted                     7,330,028        7,231,196       14,561,224         7,370,452          7,256,389         14,626,841
Per common share:
  Basic                           $0.57            $0.40            $0.48             $0.28              $0.11              $0.19
  Diluted earnings                 0.55             0.38             0.47              0.27               0.10               0.19
Dividends declared                 0.13             0.20             0.26               (1)               0.20               0.13


See notes to unaudited pro forma condensed combined financial statements.

(1) Dividends of $.13 per share with respect to the second quarter of 1998 were declared on July 10, 1998, payable on July 31, 1998.

                        PREMIER NATIONAL BANCORP, INC.
     NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

(1) The accompanying unaudited pro forma condensed combined financial statements were prepared assuming that the Merger had been consummated as of June 30, 1998, and the pooling-of-interests method had been applied in accounting for the Merger.

(2) Pro forma earnings per common share (EPS) have been calculated based on the applicable average number of Hudson Chartered common shares outstanding, plus the absolute number of additional common shares assumed to be issued in the Merger in exchange for outstanding Progressive common shares based on the Exchange Ratio of 1.82. To the extent cash is paid to Progressive stockholders in lieu of fractional shares, common shares outstanding and common stockholders' equity would be reduced. The respective managements expect that cash will be paid to stockholders in lieu of issuing fractional shares for less than 1/4 of 1% of the shares held by Progressive stockholders and, accordingly, such shares have not been excluded from the pro forma data.

(3) The pro forma information presented does not reflect remaining anticipated merger (legal, accounting, tax, regulatory and severance) and integration costs (conversion, abandonments, relocation, promotional material and forms). These remaining costs are presently estimated to total $4.7 million before taxes and $3.6 million after taxes. The pro forma information also does not reflect potential cost savings or revenue enhancements expected to be realized subsequent to consummation of the Merger.

(4) Pro forma entry to retire Treasury stock held by Progressive (approximately 567,000 shares having a par value of $1.00 per share):

Common stock                      $  567,000
Additional paid-in capital (A)     3,213,000
Retained earnings                  6,126,000

Treasury stock (at cost)                                $9,906,000

(A) Represents the pro rata portion of Progressive's total paid-in capital applicable to the Treasury shares.

(5) Pro forma entry to issue 1.82 Premier National Bancorp common shares in exchange for each Progressive common share. The par value of Premier National Bancorp common shares which would be issued as of June 30, 1998, is determined as follows:

Hudson Chartered common shares                           7,170,508
Progressive common shares (3,860,745
common shares times exchange ratio of 1.82)              7,026,555
                                                       -----------
Total common shares                                     14,197,063

Par value per common share                             $      0.80
                                                       -----------
Total par value                                        $11,357,650
                                                       ===========

Actual combined par value of common stock at June 30, 1998:

Hudson Chartered                                        $5,739,000
Progressive (after retirement of Treasury shares)        3,861,000  $9,600,000
                                                       -----------  ----------

Required increase in par value                                       1,757,650
                                                                    ----------

Entry to record increase in par value:
Additional paid-in capital                              $1,758,000
Common stock                                                        $1,758,000

(6) Summary of the pro forma entries in Notes (4) and (5) above:

Additional paid-in capital                              $4,971,000
Retained earnings                                        6,126,000

Common stock                                                        $1,191,000
Treasury stock                                                       9,906,000

(7) Authorized, issued and outstanding share information is as follows at June 30, 1998
                               Hudson                          Premier
Preferred                      Chartered       Progressive     Pro forma
---------                      ---------       -----------     ---------

Authorized                     5,000,000       5,000,000       5,000,000
Issued and outstanding               -               -               -

Common
------

Par value                          $0.80           $1.00           $0.80
Authorized                    20,000,000      15,000,000      50,000,000(A)
Issued                         7,173,794       4,427,999      14,200,812
Outstanding                    7,170,508       3,860,745      14,197,064(B)


(A) Reflects the increase in authorized shares from 20,000,000 to 50,000,000 upon consummation of the Merger.
(B) Does not reflect Progressive shares held in Treasury, which will be retired upon consummation of the Merger.

Part II


Item 6(a).  Exhibits
--------------------

Exhibit 3.1      Restated Certificate of Incorporation

Exhibit 3.2      Bylaws, as amended

Exhibit 27       Financial Data Schedule

Item 6(b).  Reports on Form 8-K
-------------------------------

On July 20, 1998, the Company filed a Current Report on Form 8-K to disclose the completion of the Merger of Progressive Bank, Inc. With and into the Company effective July 17, 1998. The Company's new name is Premier National Bancorp, Inc. (Premier). In connection with the Merger, the Company issued 7,024,566 shares of Premier National Bancorp, Inc. Common stock in exchange for 3,859,431 shares of Progressive common stock at an exchange ratio of 1.82 shares of Premier for each share of Progressive (Premier).


Exhibit 99.2

Also included were an unaudited pro forma combined balance sheet at March 31, 1998 and an unaudited pro forma combined income statement for the three months ended March 31, 1998 and 1997, giving effect to the Merger of Hudson Chartered Bancorp Inc. and Progressive Bancorp Inc. under the pooling of interests method of accounting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                        Hudson Chartered Bancorp, Inc.
                                               (Registrant)


Date:  August 11, 1998                  /s/ Paul A. Maisch
                                        ------------------
                                        Paul A. Maisch
                                        Duly Authorized Officer and
                                        Principal Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number          Description
-------         -----------

3.1 Restated Certification of Incorporation of Premier National Bancorp, Inc., filed herewith

3.2 Bylaws, as amended, of Premier National Bancorp, Inc., filed herewith

27              Financial Data Schedule