Form 10-Q
period 1998-09-30
PREMIER NATIONAL BANCORP INC
filed 1998-11-17
CIK 776848

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 1998
                                ------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to _________

Commission file number 1-13213
                       -------

                         PREMIER NATIONAL BANCORP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            New York                         14-1668718
--------------------------------             -------------------------------
(State or other jurisdiction of              (I.R.S. Employer)
 incorporation or organization)              Identification No.)

PO Box 310, Route 55, Lagrangeville, NY                              12540
----------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

(914)471-1711
-------------
(Registrant`s telephone number, including area code)

____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X     No ______
                                                     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

14,240,189 shares of Common Stock outstanding, par value $.80 per share, at October 31, 1998.

PREMIER NATIONAL BANCORP, INC. & SUBSIDIARIES


INDEX

                                                             Page Reference
                                                             --------------

PART I

Item 1 -     Financial Statements

             Condensed Consolidated Balance Sheets                        1

             Condensed Consolidated Statements
             of Income & Expense                                          2

             Condensed Consolidated Statements
             of Cash Flows                                                3

             Condensed Consolidated Statement
             of Changes in Stockholders' Equity                           4

             Notes to Unaudited Condensed Consolidated
             Financial Statements                                         5

Item 2 -     Management's Discussion and Analysis of
             Financial Condition and Results of Operations               12

Item 3 -     Quantitative and Qualitative Disclosures About
             Market Risk                                                 30

PART II

Item 5 -     Other Information                                           31

Item 6(a)    Exhibits                                                    31

Item 6(b)    Reports on Form 8-K                                         31

             Exhibit Index                                               32

             Signatures                                                  33


Item 1: Financial information

PREMIER NATIONAL  BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)


                                                                                    September 30       December 31,
                                                                                       1998               1997
ASSETS                                                                             ____________       ____________
Cash and due from banks                                                                 $56,677            $42,961
Federal funds sold                                                                      118,700             50,300
                                                                                     ----------         ----------
                                                                                        175,377             93,261
Total cash and cash equivalents
Securities
 Available for sale, at fair value                                                      395,230            276,678
 Held to maturity, at cost,( fair value of $19,866 in 1998                               19,309            155,544
 and $156,404 in 1997)
 Regulatory securities (at cost which approximates  fair value)                           9,711              7,720

Loans held for sale                                                                         344                679

Loans( see notes)

   Gross loans                                                                          975,893          1,040,872
Allowance for loan losses                                                               (20,564)           (19,331)
                                                                                     ----------         ----------
                                                                                        955,329          1,021,541
   Net loans
Premises and equipment, net                                                              28,851             25,318
Accrued income                                                                           12,369             11,181
Other assets                                                                             23,159             23,096
                                                                                     ----------         ----------
TOTAL ASSETS                                                                         $1,619,679         $1,615,018
                                                                                     ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
 Non-interest bearing                                                                  $241,221           $218,780
 Interest bearing                                                                     1,209,847          1,233,918
                                                                                     ----------         ----------
Total deposits                                                                        1,451,068          1,452,698

Notes payable                                                                             1,725              1,725
Other liabilities                                                                        12,633             11,758
                                                                                     ----------         ----------
   TOTAL LIABILITIES                                                                  1,465,426          1,466,181

STOCKHOLDERS' EQUITY (see notes)
Preferred stock
($.01 par value; 5,000,000 shares authorized; none issued)                                    -                  -
Common stock ($.80 par value; 50,000,000 shares authorized 1998                          11,382             11,308
and 20,000,000 ,1997)
14,228,560 shares issued less 465 treasury shares in 1998 and
14,135,170 shares issued less 85,015 treasury shares in 1997
Additional paid-in capital                                                               60,668             59,628
Retained earnings                                                                        79,119             78,612
Accumulated other comprehensive income                                                    3,095              1,647
Treasury stock                                                                              (11)            (2,358)
                                                                                     ----------         ----------
   TOTAL STOCKHOLDERS' EQUITY                                                           154,253            148,837
                                                                                     ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDERS'                                                  $1,619,679         $1,615,018
EQUITY                                                                               ==========         ==========

See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(dollars in thousands, except per share data)
(Unaudited)


                                                          Three              Three                  Nine                Nine
                                                       Months Ended       Months Ended          Months Ended        Months Ended
                                                         9/30/98            9/30/97               9/30/98              9/30/97
Interest income:                                      -------------       ------------         -------------       -------------
 Loans, including fees                                      $22,157            $23,527               $68,279             $70,040
 Federal funds sold                                           1,329                906                 3,009               1,926
 Taxable securities                                           5,970              5,259                17,420              16,320
 Tax-exempt securities                                          921                849                 2,961               2,360
                                                      -------------       ------------         -------------       -------------
Total interest income                                        30,377             30,541                91,669              90,646

Interest expense                                             13,373             14,001                41,242              41,375
                                                      -------------       ------------         -------------       -------------
Net interest income                                          17,004             16,540                50,427              49,271

Provision for loan losses                                     1,199              1,101                 4,729               3,501
                                                      -------------       ------------         -------------       -------------
Net interest income
 after provision for loan losses                             15,805             15,439                45,698              45,770
                                                      -------------       ------------         -------------       -------------
Noninterest income:
 Service charges and fees                                     1,964              1,883                 5,539               5,765
 Trust earnings                                                 219                195                   678                 540
 Gains on sales of securities, net                                0                102                    51                 151
 Gains on sales of loans, net                                   120                119                   418                 342
 Other income                                                    62                 41                   260                 219
                                                      -------------       ------------         -------------       -------------
Total noninterest income                                      2,365              2,340                 6,946               7,017
                                                      -------------       ------------         -------------       -------------
GROSS OPERATING INCOME                                       18,170             17,779                52,644              52,787
                                                      -------------       ------------         -------------       -------------
Noninterest expense:
 Salaries and employee benefits                               5,774              5,758                17,464              17,368
 Net occupancy and equipment expense                          1,780              1,633                 5,325               5,094
 Other real estate owned                                         64                 50                  (260)                201
 Merger expenses                                              5,311                  0                 7,511                   0
 Other expenses                                               2,878              3,245                 9,289               9,303
                                                      -------------       ------------         -------------       -------------
Total noninterest expense                                    15,807             10,686                39,329              31,966
                                                      -------------       ------------         -------------       -------------
Income before income taxes                                    2,363              7,093                13,315              20,821

 Income taxes                                                 1,136              2,565                 5,243               7,574
                                                      -------------       ------------         -------------       -------------
Net income                                                   $1,227             $4,528                $8,072             $13,247
                                                      =============       ============         =============       =============
Weighted average common shares outstanding:

Basic                                                    14,213,000         14,216,000            14,174,000          14,225,000
Diluted                                                  14,636,000         14,427,000            14,654,000          14,391,000

Per common share data:
Basic earnings                                                $0.09              $0.32                 $0.57               $0.93
Diluted earnings                                               0.08               0.31                  0.55                0.92

Cash dividends declared (1)                                    0.26               0.13                  0.39                0.37
Book value at period end                                                                               10.84                9.34


(1) The normal second quarter dividend of .13 per share was declared on 7/20/98 payable to shareholders of record 7/31/98.

See notes to condensed consolidated financial statements.

PREMIER NATIONAL  BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)


                                                                                                 Nine
                                                                                             Months Ended
                                                                                      9/30/98             9/30/97
OPERATING ACTIVITIES                                                               ____________        ____________
 Net income                                                                              $8,072            $13,247
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Provision for loan losses                                                                4,729              3,500
 Accrued merger expense                                                                   2,950
 Depreciation and amortization                                                            2,336              2,085
 Amortization of security premiums and
  accretion of discounts                                                                    286                373
 Amortization of core deposit intangible                                                    826              1,134
 Realized gains on sales of securities and loans                                           (469)              (494)
 Deferred income tax benefits                                                            (1,012)              (554)
Increase in accrued income                                                               (1,188)            (4,341)
Other, net                                                                               (4,631)               598
                                                                                   ------------        -----------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                                               11,899             15,548
                                                                                   ------------        -----------
INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale                                     6,055             47,074
 Proceeds from maturities and calls of securities available for sale                    180,322             79,812
 Proceeds from maturities of securities held to maturity                                 11,364             20,459
 Purchases of securities available for sale                                            (173,403)          (103,723)
 Purchases of securities held to maturity                                                (6,379)           (68,471)
 Sales of loans                                                                          21,394             15,325
 Net (increase) decrease in loans                                                        40,842            (14,586)
 Purchases of premises and equipment                                                     (5,869)            (1,199)
Proceeds from sales of premises and equipment                                                 0                650
Purchase of investment subsidiary                                                          (250)
 Proceeds from sale of OREO                                                                 946              3,319

 NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                        75,022            (21,340)
                                                                                   ------------        -----------
FINANCING ACTIVITIES
 Net increase  (decrease) in deposit accounts                                            (1,630)            29,479
 Proceeds from issuance of common stock                                                   2,223              2,225
 Repurchase of common stock                                                                (159)            (3,853)
 Cash dividends- common                                                                  (5,239)            (4,420)
                                                                                   ------------        -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                               (4,805)            23,431
                                                                                   ------------        -----------

 INCREASE IN CASH AND CASH EQUIVALENTS                                                   82,116             17,639

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          93,261             92,849
                                                                                   ------------        -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $175,377           $110,488
                                                                                   ============        ===========
CASH PAID FOR:
 Interest                                                                               $41,570            $43,356
 Taxes                                                                                    6,201              6,291

NON-CASH ITEMS
 Transfer from loans to OREO                                                             $1,496             $2,529
 Net change in unrealized gains (losses) recorded
  on securities available for sale                                                        1,448              1,227
 Change in deferred taxes on net unrealized (gains)
  losses recorded on securities available for sale                                        1,054                477
Purchase of land by issuance of shares                                                      300
Transfer of securities from held to maturity to available for sale                       95,993
Cancellation of predecessor entity treasury stock                                                           10,466


See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'  EQUITY
(dollars in thousands, except per share data)
(unaudited)


                                                                                       Additional                            Other
                                                                          Common          Paid-in       Retained     Comprehensive
                                                                           Stock          Capital       Earnings            Income
                                                                       ---------        ---------      ---------     -------------
Balance January 1, 1998                                                  $11,308          $59,628        $78,612            $1,647

Net income                                                                                                 8,072
Cash dividends declared on common stock ($0.39 per share) (1)                                             (6,168)
Dividend reinvestment and stock purchase plan - 39,009  shares                20              552
Options exercised -  90,536  shares                                           54              488
Purchase of land by issuances of treasury shares- 14,544 shares
Effect of Treasury stock issued at less than cost                                                         (1,397)
Purchase of treasury stock from employees -  7,030 shares
Net change in unrealized gain on securities, after tax                                                                       1,448

                                                                        ----------------------------------------------------------

Balance September 30, 1998                                               $11,382          $60,668        $79,119            $3,095
                                                                        ==========================================================

Balance January 1, 1997                                                  $11,301          $59,391        $67,628            $1,065

Net income                                                                                                13,247
Cash dividends declared on common stock ($0.37 per share)                                                 (4,536)
Dividend reinvestment and stock purchase plan -  42,747 shares
Options exercised -  129,739 shares                                           15              263
Effect of Treasury stock issued at less than cost                                                            (33)
Purchase of treasury stock -  129,321 shares
Payments on ESOP borrowings
Net change in unrealized gain on securities, after tax                                                                         749
                                                                        ----------------------------------------------------------
Balance September 30, 1997                                               $11,316          $59,654        $76,306            $1,814
                                                                        ==========================================================

                                                                           Treasury
                                                                              Stock           ESOP            Total
                                                                           --------        -------        ---------
Balance January 1, 1998                                                     ($2,358)                       $148,837

Net income                                                                                                    8,072
Cash dividends declared on common stock ($0.39 per share) (1)                                                (6,168)
Dividend reinvestment and stock purchase plan - 39,009  shares                  290                             862
Options exercised -  90,536  shares                                             519                           1,061
Purchase of land by issuances of treasury shares- 14,544 shares                 300                             300
Effect of Treasury stock issued at less than cost                             1,397                               0
Purchase of treasury stock from employees -  7,030 shares                                                         0
Net change in unrealized gain on securities, after tax                                                        1,448
                                                                            ---------------------------------------
Balance September 30, 1998                                                   $   11                        $154,253
                                                                            =======================================

Balance January 1, 1997                                                     ($1,549)         ($129)        $137,707

Net income                                                                                                   13,247
Cash dividends declared on common stock ($0.37 per share)                                                    (4,536)
Dividend reinvestment and stock purchase plan -  42,747 shares                  634                             634
Options exercised -  129,739 shares                                           1,313                           1,591
Effect of Treasury stock issued at less than cost                                33                               0
Purchase of treasury stock -  129,321 shares                                 (3,491)                         (3,491)
Payments on ESOP borrowings                                                                     33               33
Net change in unrealized gain on securities, after tax                                                          749
                                                                            ---------------------------------------
Balance September 30, 1997                                                  ($3,060)          ($96)        $145,934
                                                                            =======================================


(1) Dividends with respect to the second quarter 1998 were declared on July 10, 1998, payable on July 31, 1998.

See notes to condensed consolidated financial statements.

FORM 10-Q

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Merger
------

On July 17, 1998, Progressive Bank, Inc. ("Progressive") merged with and into Hudson Chartered Bancorp, Inc.(the "Company"). The resulting bank holding company was re-named Premier National Bancorp, Inc. (the "Continuing Corporation"). In addition, Pawling Savings Bank, Progressive's wholly owned subsidiary, merged with and into First National Bank of the Hudson Valley ("Hudson Valley"), a wholly-owned subsidiary of the Company, under the national bank charter of Hudson Valley and the name Premier National Bank (the "Bank"). The transaction was accounted for on the pooling of interests method. Accordingly, all financial information has been restated to reflect the combination of the two companies. In connection with the merger, 3,859,869 shares of Progressive common stock were converted, at an exchange ratio of 1.82, into 7,024,566 shares of the continuing corporation common stock.

Basis of Presentation
---------------------

The unaudited condensed consolidated financial statements and related notes of Premier National Bancorp, Inc. have been prepared in accordance with Regulation S-X under the Securities Exchange Act of 1934, as amended, and consequently the accompanying unaudited, condensed consolidated financial statements and notes do not contain all disclosures required by generally accepted accounting principles. These interim financial statements should be read in conjunction with the Company's audited restated consolidated financial statements and note disclosures attached to this Form 10-Q as Exhibit 99.1 and listed under Part II,
Item 5.  "Other Information".

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1998 and December 31, 1997 and its consolidated results of operations for the three and nine month periods ended September 30, 1998 and 1997 and the consolidated cash flows and changes in consolidated stockholders' equity for the nine months ended September 30, 1998 and 1997.

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

The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Material intercompany items and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to the current presentation.

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

Pending Accounting Pronouncements
---------------------------------

The Financial Accounting Standards Board has issued two new accounting standards having implementation dates subsequent to September 30, 1998. Implementation of those standards, individually and in the aggregate, will not have any material affect on the Company's or financial condition or results of operations. The new accounting standards are:

 .    Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures
     About Segments of an Enterprise and Related Information" requires disclosures regarding reportable segments of an enterprise. Information required to be disclosed for each reported segment includes, among other factors used to identify segments, selected financial data, profit and loss, revenues and other operating and non-operating expenses.


 .    SFAS No. 132, "Disclosures About Pensions and Other Postretirement
     Benefits", amends disclosure requirements related to pension and other postretirement benefits previously required under Statements of Financial Accounts Standards Nos. 87, 88 and 106. SFAS 132 does not change the measurement or recognition of these plans.

In accordance with the effective date of these SFAS, the disclosures will be included in the Company's 1998 Annual Report on Form 10-K.

Loans
-----

Major classifications of loans (excluding loans held for sale) are summarized below (in thousands):

                               At September 30, 1998  At December 31, 1997
                               ---------------------  --------------------
Commercial and industrial                   $105,344            $   93,351
Consumer installment                         138,186               144,977
Real estate - construction                    62,128                61,009
Real estate - mortgage
 (Commercial)                                234,610               223,542
Real estate - mortgage
(Residential & Home Equity)                  431,092               504,544
Other loans                                    4,533                13,449
                                            --------            ----------
Total                                       $975,893            $1,040,872
                                            ========            ==========

Deposits
--------

Major classifications of deposits are summarized below (in thousands):

                                At September  30, 1998  At December 31, 1997
                                ----------------------  --------------------
Demand deposits                             $  241,221            $  218,780
NOW accounts                                    68,567                69,396
Money market deposit
accounts                                       326,421               284,323

Savings accounts                               314,615               356,460
Time deposits under $100,000                   375,401               413,448
Time deposits over $100,000                    124,843               110,291
                                            ----------            ----------
Total                                       $1,451,068            $1,452,698
                                            ==========            ==========

Securities
----------

Securities consist of the following (in thousands):

                                   At September 30, 1998                At December 31, 1997
                           --------------------------------------------------------------------------
                             Carrying   Amortized    Fair      Carrying     Amortized        Fair
                              Amount      Cost      Value       Amount         Cost         Value
                           ---------------------------------  ---------------------------------------
US Treasury:
 Available for Sale          $ 64,405   $ 63,117   $ 64,405    $ 64,793     $ 64,444      $ 64,793

US Gov't Agencies:
 Available for Sale            48,776     48,437     48,776      51,958       51,926        51,958

Obligations of States and
 Political Subdivisions:
 Available for Sale            88,417     86,307     88,417      70,946       69,686        70,946
 Held to Maturity              19,234     19,234     19,787      24,170       24,170        24,669
Other Securities:
 Available for Sale           193,632    192,064    193,632      88,981       87,819        88,981
 Held to Maturity                  75         75         79     131,374      131,374       131,735
 Regulatory Securities          9,711      9,711      9,711       7,720        7,720         7,720
                           --------------------------------------------------------------------------
Total Securities             $424,250   $418,945   $424,807    $439,942     $437,139      $440,802
                           ==========================================================================

Total Available for Sale     $395,230   $389,925   $395,230    $276,678     $273,875      $276,678
Total Held to Maturity         19,309     19,309     19,866     155,544      155,544       156,404
Regulatory Securities           9,711      9,711      9,711       7,720        7,720         7,720
                           --------------------------------------------------------------------------
Total Securities             $424,250   $418,945   $424,807    $439,942     $437,139      $440,802
                           ==========================================================================

At September 30, 1998 the net unrealized gain on securities available for sale (net of tax effect of $2,210,000) that was included in accumulated other comprehensive income, a separate component of stockholders' equity, was $3,095,000. Gross unrealized gains and losses on available for sale securities at September 30, 1998 were $5,804,000 and $499,000, respectively.

On September 30, 1998, the Company adopted SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. While the Company has no immediate plans to enter into derivative transactions, it may choose to do so in the future. As permitted with the adoption of SFAS No. 133, the Company transferred its remaining Mortgage Backed Securities classified as Held to Maturity to Available for Sale. The effect of this transfer increased Available for Sale securities having a cost basis of $96.0 million and the Company increased its carrying value by $993,000 and recorded an increase in accumulated other comprehensive income of $576,000 on an after tax basis, which is included in the separate component of stockholders' equity referred to in the preceding paragraph.

Earnings per common share 1997 data has been adjusted for the three for two
-------------------------
stock split paid as a 50% stock dividend which the Company declared in September 1997.

Basic earnings per common share is computed as follows (in thousands, except per share data):

                                    Three months ended    Nine months ended
                                      September 30,         September 30,
                                   -------------------    -----------------
                                    1998         1997       1998      1997
                                   -------     -------    --------  -------
Weighted average common shares      14,213      14,216      14,174   14,225
  outstanding
Total basic shares                  14,213      14,216      14,174   14,225
                                   =======     =======     =======  =======
Net income                         $ 1,227     $ 4,528     $ 8,072  $13,247
                                   =======     =======     =======  =======
Basic earnings per common share    $  0.09     $  0.32     $  0.57  $  0.93
                                   =======     =======     =======  =======

Diluted earnings per common share is computed as follows (in thousands, except per share data):

                                   Three months ended      Nine months ended
                                      September 30           September 30
                                  --------------------     ----------------
                                    1998         1997       1998      1997
                                  -------      -------     -------  -------
Weighted average common shares      14,213      14,216      14,174   14,225
  outstanding
Net effect of dilutive stock           423         211         480      166
 options                           -------     -------     -------  -------
Total diluted shares                14,636      14,427      14,654   14,391
                                   =======     =======     =======  =======
Net income                         $ 1,227     $ 4,528     $ 8,072  $13,247
                                   =======     =======     =======  =======
Diluted earnings per               $  0.08     $  0.31     $  0.55  $  0.92
  common share                     =======     =======     =======  =======


Stockholders' Equity
--------------------

Authorized common stock, $.80 par value was increased from 20,000,000 to 50,000,000 shares upon consummation of the Merger. Issued and outstanding shares (net of treasury shares) at September 30, 1998 and December 31, 1997, were 14,228,095 and 14,050,155, respectively. The Company paid a 50% stock dividend in October 1997 which increased common shares outstanding by 2,351,654 and issued 7,024,566 shares in connection with the Merger. (All 1997 share data
has been accordingly   restated in the condensed consolidated statements of
income and expense and Stockholders' Equity.)

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

The Company's only item of accumulated "other comprehensive income" included in shareholders' equity is the net unrealized gain on securities available for sale, net of taxes.

The Company's comprehensive income for the nine months ended September 30, 1998 was as follows:

Description                                                    Amount
-----------                                                  ----------
Net income                                                   $8,072,000
Other comprehensive income, net of tax:
Net unrealized holding gains on securities
available for sale arising during the period    $1,466,000
Less effect of securities transferred to
 available for sale from held to maturity         (576,000)

Reclassification of gains included in net
 income, net of tax                                (18,000)     872,000
                                                ----------   ----------
Comprehensive income                                         $8,944,000
                                                             ==========

These unrealized holding gains, net of tax benefit, represent an increase in the unrealized appreciation of available for sale securities, net of tax, during the nine months ended September 30, 1998. The cumulative balance of this unrealized gain, net of tax, at September 30, 1998 was $3,095,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
--------------------

The Company's financial condition on September 30, 1998 reflected total assets of $1,619.7 million, little changed over total assets at December 31, 1997. Net loans decreased $66.2 million or 6.5% to $955.3 million at September 30, 1998. Cash and cash equivalents increased from $93.3 million at December 31, 1997 to $175.4 million at September 30, 1998. Other assets increased by $4.8 million. Aggregate securities were $424.3 million at September 30, 1998, a decrease of $15.7 million or 3.6% from the level at December 31, 1997.

During the first three quarters of 1998, the Bank originated $218.5 million of new loans. However, normal amortization and prepayments (which were approximately $262 million during the first three quarters of 1998) and sales of loans into the secondary market, with servicing retained (which were approximately $21.4 million) resulted in a net $65.0 million decrease in loan balances outstanding at September 30,1998 compared to December 31, 1997. The decreases arose in the categories of residential real estate loans ($73.5 million net of residential construction) due primarily to customers refinancing adjustable rate mortgages and home equity loans into fixed rate mortgage loans (some of which were financed by the Company and sold into the secondary market), and other loans of $9 million. Commercial and industrial loans increased $12.0 million and commercial mortgage loans increased by $11.1 million. Consumer installment loans decreased by $6.8 million as the Company had ceased writing indirect automobile loans from used car dealers in the third quarter of last year. The Company continues its commitment to provide indirect vehicle financing to new car dealers.

Period end total deposits were little changed in the first nine months of 1998 at $1,451.1 million. Of this amount, total Public (Municipal) Funds increased $11.5 million or 18.9% to $72.2 million and total non-public funds decreased marginally by $13,111,000 to $1,378.9 million.

The following tables summarize the net changes in public (municipal) fund and non-public fund deposits from December 31, 1997 to September 30, 1998 (in thousands):

PUBLIC FUNDS

                                                        Percent
                                                        Change
                           Balance   Balance    Net      over
                          12/31/97   9/30/98  Change    Y/E'97
                       ----------------------------------------
Demand accounts          $   3,061  $  9,903  $ 6,842    223.52%
NOW accounts                10,299    16,267    5,968     57.95
Money market accounts       10,334    15,242    4,908     47.49
Savings accounts             3,354     2,631     (723)   (21.56)
Time deposits               33,670    28,156   (5,514)   (16.38)
                       ----------------------------------------
Total public deposits    $  60,718  $ 72,199  $11,481     18.91%
                       ========================================

Public funds balances increased in the first nine months of 1998 due to the solicitation of new municipal relationships, actively managing large time deposits, and receiving deposits of school district tax assessments levied in September. This latter increase usually reverses by year end as the result of the municipalities employing their funds.


NON PUBLIC FUNDS


                                                                Percent
                                                                Change
                                Balance     Balance    Net        over
                               12/31/97     9/30/98   Change    Y/E'97
                           --------------------------------------------
Demand accounts              $  215,719  $  231,318  $ 15,599      7.23%
NOW accounts                     59,097      52,300    (6,797)   (11.50)
Money market accounts           273,989     311,179    37,190     13.57
Savings accounts                353,106     311,984   (41,122)   (11.65)
Time deposits                   490,069     472,088   (17,981)    (3.67)
                           --------------------------------------------
Total non public deposits    $1,391,980  $1,378,869  $(13,111)    (0.94)%
                           ============================================

Normal non-public deposits were down marginally by $13,111,000 compared to December 31, 1997. Within these categories, money market accounts increased by $37.2 million primarily as a result of the success of the "Premier Select" accounts, a relationship deposit package requiring a demand deposit relationship. Withdrawals from savings and time deposit accounts primarily flowed into this product.

Consolidated stockholders' equity at quarter end was $154.3 million, up $5.4 million over year end 1997. The Company's net retained earnings for the first three quarters of $1.9 million were complimented by $2.3 million of stock issuance proceeds which included $300,000 issued in connection with the purchase of land for the Company's Newburgh branch and normal issuances under the Company's stock option plans of $1.1 million and dividend reinvestment plan of $.9 million and by the increase in unrealized gains, after tax, in the market value of the Company's available-for-sale investment portfolio ($1.4 million). The ratio of shareholders' equity to total assets remained strong at September 30, 1998 standing in excess of 9.5%.

Results of Operations
---------------------

Interest income as reported, for the nine months ended September 30, 1998, compared to the same period in 1997, increased $1.0 million while interest expense decreased by $.1 million. This resulted in an increase in net interest income of $1.2 million. Provision for loan losses increased by $1.2 million. Total non-interest income decreased $71,000 or 1.0%. Total noninterest expenses increased by $7.4 million or 23.0%, which was due entirely to merger-related expenses of $7.5 million incurred in the first nine months of 1998. Excluding merger related expenses, total non-interest expense was down $148,000 or .46%. Net income after tax decreased by $5.2 million or 39.0%. Diluted earnings per common share decreased to $.55 for the nine months of 1998 compared to $.92 for 1997. Excluding merger-related expenses incurred in 1998 of $7.5 million or $5.3 million after-tax earnings, net income on a pro forma basis would have been $13.4 million and diluted earnings per common share would have been $.91.

The net income and earnings per common share data discussed above is presented in the following table:

                              Nine months ended           Three months ended
                              -----------------           ------------------
                       Actual    Pro forma    Actual     Actual   Pro forma     Actual
                      -------   ----------   --------   -------   ----------   --------
                      9/30/98   9/30/98(1)   9/30/97*   9/30/98   9/30/98(1)   9/30/97*
                      -------   ----------   --------   -------   ----------   --------
Net income (in
 thousands)            $8,072     $13,388     $13,247    $1,227   $  4,922       $4,528

Per common share:*
Basic earnings           0.57        0.94        0.93      0.09       0.35         0.32
Diluted earnings         0.55        0.91        0.92      0.08       0.34         0.31


(1) Excludes merger-related expenses after tax of $5.3 million and $3.7 million for the nine and three months ended September 30, 1998, respectively.

 * Adjusted for the 50% stock dividend declared September 1997.

The Company's (excluding merger-related expenses of $5.3 million after tax) return on average assets and return on average equity for both the three months and nine months ended September 30, 1998 and 1997, are detailed in the table below:

                                  Nine months ended             Three months ended
                        --------------------------------------------------------------------

                         Actual       Pro forma   Actual     Actual    Pro forma    Actual
                        --------     ----------  --------   --------   ----------  ---------
                         9/30/98     9/30/98(1)   9/30/97    9/30/98   9/30/98(1)   9/30/97
                        --------     ----------  --------   ---------  ----------  ---------
Actual:
-------
Return on assets          .66%          1.09%      1.11%       .30%        1.20%     1.13%
Return on total
stockholders' equity      7.07          11.72      12.62       3.20        12.83    12.74


(1) Excludes merger-related expenses after tax of $5.3 million and $3.7 million for the nine and three months ended September 30, 1998, respectively.

Merger
------

In connection with the merger, the Company incurred during the first nine months of 1998, $7,511,000 in merger-related expenses or $5.3 million after tax. Merger-related expenses are expensed as incurred. Since the merger date, the Company has established a unified management structure under common policies and procedures and consolidated six branches. Over the Labor Day weekend, the Company converted its data processing systems, which was originally scheduled for the date of the merger.

These merger-related items do not reflect potential future cost savings or revenue enhancements resulting from the merger and do not reflect the second quarter $702,000, after tax, (exceptional) charge to conform accounting practices between the constituent companies.

The Company's results are beginning to reflect the expense savings arising from the merger. Excluding one time merger expenses, total operating expenses are down approximately 2% in the third quarter of 1998 from the same period last year, even after absorbing the costs of normal salary increases and the staffing and related costs of four new branches. While the Company is presently incurring the expenses of completing its data processing conversion, including temporary staff and professional assistance, it is expected that the fourth quarter and future periods will progressively witness the benefits of further implementation of the revenue enhancement and cost savings opportunities of the merger.

The following is an estimate of the accrued and realized merger-related costs incurred related to the Merger for the periods indicated (in thousands):

                                               Three months      Nine months
                                              ended 9/30/98    ended 9/30/98
                                              ---------------  ---------------
Merger-related costs -
 Professional fees                                   $   940          $ 1,555
 Operational & promotional costs                       1,401            2,184
 Abandonments & redundancies                           1,068            1,068
 Staff & benefit expenses                              1,150            1,952
 Net thrift bad debt deduction                           752              752
                                                     -------          -------
Total merger-related charges                           5,311            7,511
Tax benefit recognized                                (1,616)          (2,195)
                                                     -------          -------
Net after tax effect of merger-related
 items for the period                                $ 3,695          $ 5,316
                                                     =======          =======

Interest income
---------------

On a tax equivalent basis, gross interest income increased by $1.3 million or 1.5% for the nine months ended September 30, 1998 compared to the same period in 1997, due principally to the increase in average earning assets of $43.3 million. Average loans decreased by $35.4 million, securities increased $47.1 million and federal funds increased by $31.6 million.

Total interest expense decreased by $133,000 or .32% for the nine months period ended September 30, 1998 as compared to the nine months ended September 30, 1997 due primarily to lower interest rates paid on deposits. For the nine month period ended 1998 compared to 1997, the growth in average assets of $48.0 was principally funded by an increase in average deposits of $35.7 million (of which $14.3 million were interest- bearing deposits), and an increase in average shareholders' equity of $12.2 million.

Average yields on interest earning assets decreased to 8.07% for the nine months ended September 30, 1998 vs. 8.18% as of the same period in 1997 due to declines in tax exempt investment yields (due to the growth in tax exempt investment portfolio in a lower interest rate environment) as well as lower yields on taxable securities. Average interest bearing liability rates decreased to 4.41% for the nine months ended September 30, 1998 vs. 4.48% for the nine months ended September 1997 (due primarily to the Company's downward management of deposit interest rates paid to reflect its increasing liquidity). Net interest margins on a tax equivalent basis remained unchanged at 4.50% for the nine months ended September 30, 1998 compared to the same period in 1997. Thus, overall growth in the balance sheet was achieved while maintaining net interest margins, and such growth created overall increases in net interest income. Variances due to changes in rates (primarily reductions in interest expense) produced a $929,000 increase in net interest income in the nine months of 1998 compared to the same period in 1997, while the increase in average earning assets of $43.3 million (compared to an increase in interest bearing liabilities of $14.3 million) principally contributed to the $227,000 increase in net interest income due to volume variances over the same period. The net effect was that net interest income before provisions for loan losses grew to $50.4 million for the nine months ended September 30, 1998 compared to $49.3 million for the comparable period in 1997, or an increase of $1.2 million (2.35%).

The table below sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities.


                                                        Nine Months Ended September 30,
                                                      1998                             1997
                                                      ----                             ----
                                         Average    Interest   Yield/     Average    Interest   Yield/
                                         Balance                Cost      Balance                Cost
------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans (1)                              $1,011,768    $68,279     9.00%  $1,047,128    $70,040     8.92%
Taxable  Securities                       366,488     17,420     6.34%     336,605     16,320     6.46%
Tax-exempt  Securities (2)                 83,079      4,486     7.20%      65,898      3,575     7.23%
Fed Funds Sold                             78,806      3,009     5.09%      47,229      1,926     5.44%
                                       ----------    -------            ----------    -------
Total Interest Earning Assets           1,540,141     93,194     8.07%   1,496,860     91,861     8.18%
NonInterest Earning Assets:
Cash & Due from Banks                      50,110                           46,800
Premises & Equipment                       27,085                           26,041
Other Assets                               44,852                           43,452
Allowance for Loan Losses                 (19,948)                         (18,895)
                                       ----------     ------            ----------    -------
Total Assets                           $1,642,240    $93,194     7.57%  $1,594,258    $91,861     7.68%
                                       ==========                       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
Savings Deposits                       $  341,507    $ 9,162     3.58%  $  372,883    $10,552     3.77%
NOW Accounts                               72,358        638     1.18%      71,388        727     1.36%
Money Market Accounts                     311,018     10,360     4.44%     260,772      8,856     4.53%
CD's over $100,000                        128,007      5,194     5.41%      89,626      3,810     5.67%
Other Time Deposits                       391,956     15,817     5.38%     435,768     17,350     5.31%
Borrowed Funds                              1,725         71     5.49%       1,838         80     5.80%
                                       ----------    -------            ----------    -------
Total Interest-Bearing Liabilities      1,246,571     41,242     4.41%   1,232,275     41,375     4.48%
Noninterest-Bearing Liabilities:
Demand Deposits                           223,727                          202,080
Other                                      19,676                           19,893
                                       ----------                       ----------
Total Noninterest-Bearing                 243,403                3.69%     221,973                3.79%
 Liabilities
Stockholders' Equity                      152,266                          140,010
                                       ----------    -------            ----------    -------
Total Liabilities and                  $1,642,240     41,242            $1,594,258     41,375     3.46%
Stockholders' Equity                   ==========    -------            ==========    -------
Net interest Margin                                   51,952     4.50%                 50,486     4.50%
Less Tax Equivalent Adjustments                       (1,525)                          (1,215)
                                                     -------                          -------
Net Interest Income                                  $50,427     4.37%                $49,271     4.39%
                                                     =======     ====                 =======     ====
Excess of interest earning assets
 over interest bearing liabilities     $  293,570                       $  264,585

Ratio of Average Interest-Earning
 Assets to Average Interest-Bearing
 Liabilities                               123.55%                          121.47%
-------------------------------------------------------------------------------------------------------------

(1) Average Balances include non-accrual loans.
(2) Tax Equivalent Yields on tax-exempt securities based on a Federal tax rate of 34%.

The table below details the changes in interest income and interest expense for the period indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

Rate/Volume Analysis (in thousands)
-----------------------------------

                                         Nine Months Ended September 30,
                                     ----------------------------------------
                                                  1998 vs. 1997
                                            Increase (Decrease) due to
                                   -----------------------------------------
                                         Volume         Rate        Net(1)
                                     --------------  ----------  ------------
Interest Income:
Loans                                      $(2,386)      $ 625       $(1,761)
Taxable investment securities                1,420        (320)        1,100
Tax-exempt investment(2)
 securities                                    928         (17)          911

Federal funds sold                           1,205        (122)        1,083
                                         ---------   ---------    ----------
Total interest income                        1,167         166         1,333
Interest expense:
 Savings deposits                             (842)       (548)       (1,390)
 NOW/accounts                                    9         (98)          (89)
 Money market accounts                       1,674        (170)        1,504
 Certificates over $100,000                  1,557        (173)        1,384
 Other Time Deposits                        (1,768)        235        (1,533)
 Borrowed funds                                 (5)         (4)           (9)
                                         ---------   ---------    ----------
Total interest expense                         625        (758)         (133)
                                         ---------   ---------    ----------
Net interest margin                            542         924         1,466
 Less tax equivalent affect                   (315)          5          (310)
                                         ---------   ---------    ----------
Net interest income                        $   227       $ 929       $ 1,156
                                         =========   =========    ==========




(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each to the total change.

(2) Yields on tax exempt securities based on a Federal tax rate of 34%.


Provision for loan losses and credit quality
--------------------------------------------

Provisions for loan losses are based on management's assessment of risk of loss inherent in the loan portfolio and as such reflect, among other things, both trends in local economic conditions and the categorization of the credit quality of individual loans. Such assessment is ongoing, and may not directly reflect the charge-offs taken in any accounting period, although the trend in charge-offs is an important element in the evaluation of the adequacy of the allowance for loan losses. Provision for loan losses increased from $3.5 million to $4.7 million in the first three quarters of 1998 compared to 1997. Of this increase, $1.1 million reflected additional provisions required to conform the accounting policies, relating to the evaluation of the allowance for loan losses, of the predecessor institutions in the second quarter of 1998.

Total net charge-offs for the first nine months of 1998 were $3.5 million compared to $3.0 million for the same period in 1997. The ratio of net chargeoffs to average loans, on an annualized basis, increased to .35% in the first nine months of 1998 vs. .28% for the same period of 1997.

Total non-performing assets were approximately $13.3 million at the end of September, up $2.9 million over the $10.4 million at year end 1997, representing
 .82% of total assets, vs. .64% at year end. While OREO balances at $1.2 million were down from the $1.4 million reported at year end 1997, quarter end non-performing loans of $12.1 million were up $3.1 million over the December 31, 1997 level of $9 million due to a $2.0 million increase in the Company's non-accrual residential mortgage loans and a $1.1 million increase in the Company's non-accrual commercial mortgages. The increase in commercial mortgage non-accruals principally reflects one large loan which is the subject of a legal dispute over the Company's title interest. The increase in residential mortgage non-accruals is spread over 13 loans with an average balance of approximately $160,000 per loan.

Nonperforming assets represent 151 loans or OREO properties of which on1y 7 have balances in excess of $300,000, and no nonperforming asset has a balance greater than $900,000. Of the total nonperforming loans, 57% is collateralized by residential property, 36% by commercial property, and 7% by other assets or unsecured.

Management believes that the allowance for loan losses is adequate to cover the risk of loss inherent in the portfolio. However, the Company has experienced substantial growth in its residential mortgage and related residential housing construction portfolios over the past several years. As a result of this growth, a portion of the Company's loan portfolio may be considered unseasoned. Until these portfolios become more "seasoned", no assurance can be given that the latent risk in those portfolios is not greater than the Company's current assessments, based on the present payment, loss and other performance indices of this portfolio. Furthermore, no assurance can be given that the relatively stable current economic conditions of the Company's overall market area will not be unsettled by future events. Any such developments would be expected to adversely effect the financial performance of the Company.

The table below summarizes the Company's loan loss experience for the periods indicated:

                                    For the nine months                For the year
                                    ended September 30,              ended December 31,
                                     1998       1997           1997        1996        1995
                                  ----------  ---------      --------     ------     --------
Balance at beginning of
period                              $19,331   $ 18,533        $18,533       $16,803   $17,728

Chargeoffs:
Commercial & industrial                 334      1,210          1,448           894       441
Consumer installment & other          1,069        750          1,146           821       812
Real estate mortgage                  2,695      1,804          2,164         2,575     3,299
                                -------------------------    --------------------------------
Total charge-offs                     4,098      3,764          4,758         4,290     4,552
Recoveries:
Commercial & industrial                 102         85            164           118        81
Consumer installment & other            352        110            160           180       249
Real estate mortgage                    148        592            757           572       397
                                -------------------------    --------------------------------
Total recoveries                        602        787          1,081           870       727
                                -------------------------    --------------------------------
Net charge-offs                      (3,496)    (2,977)        (3,677)       (3,420)   (3,825)
Provision for loan losses             4,729      3,501          4,475         5,150     2,900
                                    -------    -------        -------       -------   -------
Balance at end of period            $20,564    $19,057        $19,331       $18,533   $16,803
                                =========================    ================================
Ratio of net charge-offs to
 average loans outstanding
 during the period
 (annualized)                           .35%       .28%           .35%          .34%      .41%

Allowance for loan losses as
 a percent of period-end loans         2.11%      1.83%          1.86%         1.78%     1.75%

Allowance as a percent of
 non-performing loans                   170%       146%           214%          171%      134%

Nonperforming loans and OREO
to total loans and OREO                1.36%      1.41%          1.00%         1.32%     1.47%

The table below summarizes the Company's nonperforming assets and restructured loans at the dates indicated (dollars in thousands):

                            at September 30,               at December 31,
                         ---------------------      ------------------------------
                             1998      1997            1997       1996      1995
                         ---------------------      ------------------------------
Nonaccrual loans: (1)
Real estate mortgage       $11,022   $ 9,696         $ 7,602    $ 8,088   $ 8,837
Commercial & Industrial        441       421             164        712     1,013
Consumer & other                37       691             123        313       148
                         ---------------------      ------------------------------
Total nonaccrual loans      11,500    10,808           7,889      9,113     9,998
Loans 90 days or more
 past due and still
 accruing:
Real estate mortgage            37       548             129        430       200
Commercial & industrial        233       297             188        193       476
Consumer & other                32       121             126         22        18
                         ---------------------      ------------------------------
Total 90 days past due
 accruing                      302       966             443        645       694

Restructured - real
 estate                        311     1,278             712      1,105     1,849
                         ---------------------      ------------------------------
Total non-performing
 and restructured loans     12,113    13,052          9,044      10,863    12,541

Other real estate owned      1,167     1,656          1,366       2,923     1,601
                         ---------------------      ------------------------------
Total non-performing
 assets                    $13,280   $14,708        $10,410     $13,786   $14,142
                         =====================      ==============================
Non-performing and re-
structured loans as a
percent of total loans        1.24%     1.25%           .87%       1.04%     1.30%
                         =====================      ==============================
Nonperforming assets as
 a percent of total
 assets                        .82%      .91%           .64%        .88%      .98%
                         =====================      ==============================

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

Other real estate owned totals $1,167,000 at September 30, 1998 and includes 16 properties acquired through foreclosure: one parcel of land, 9 residences, and 6 non-farm nonresidential properties. Management believes that the carrying values of such properties adequately reflect the risk of loss in their orderly disposal.

At September 30, 1998, the Company had approximately $17.1 million in loans requiring special attention (substandard), in addition to the nonperforming loans and other nonperforming assets noted above. Such loans are being monitored so that if present concerns about the borrowers ability to comply with repayment terms becomes evident, management will be able to quickly assess impairment. Approximately 85% of all such loans are collateralized by real estate. Further deterioration in such borrowers' financial position may result in classifying them as nonperforming assets. The following table summarizes impaired loans for the periods indicated (in thousands):

                                                 September  30, 1998  December 31, 1997
                                                 -------------------  -----------------
Impaired loans for which an allowance was not
 required                                                       $-0-         $5,627,000

Impaired loans with allowance established
 ($900,000 and $912,000, respectively)                     6,707,000
                                                                              2,390,000

Impaired loans with a writedown
($2,184,000 and $1,483,000, respectively)                  5,075,000          1,232,000
                                                         -----------         ----------
Total                                                    $11,782,000         $9,249,000
                                                         ===========         ==========
Average amount of impaired loans
for the period                                           $10,515,500         $9,243,000
                                                         ===========         ==========

The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans (dollars in thousands):

                               September 30,                                          December 31,

                          1998               1997              1997                1996                  1995
                   ------------------------------------   -----------------------------------------------------------
Balance at end                % of               % of               % of                 % of                % of
of period           Amount   total     Amount   total     Amount   total    Amount      total       Amount   total
applicable to:               loans              loans              loans                loans                loans
                   ------------------------------------   -----------------------------------------------------------
Commercial &
 industrial        $ 2,096  10.79%   $ 2,056    6.98%     $ 2,131   8.97%  $ 2,476      7.88%       $ 2,355    7.27%

Consumer & other     3,494  14.62      3,832   16.65        3,699  15.22     3,341     14.52          2,307   13.19

Real estate -
 construction                6.37               6.24                5.86                6.55                   6.17

Real estate -
 mortgage           12,978  68.22     12,071   70.13       12,124  69.95    11,577     71.05         11,373   73.37

Unallocated          1,996             1,097                1,377            1,139                      768
                   ------------------------------------   -----------------------------------------------------------
Total              $20,564 100.00%   $19,056  100.00%     $19,331 100.00%  $18,533    100.00%       $16,803  100.00%
                   ====================================   ===========================================================

Noninterest Income
------------------

Total noninterest income decreased $71,000 in the first nine months of 1998 to $6,946,000 compared to the same period of 1997. Trust earnings increased $138,000 and net gains on sales of loans increased by $76,000. These increases were offset by declines in net service charges and fees of $226,000 (due primarily to customers maintaining deposit balances to avoid charges), and a decrease in gains on sale of securities of $100,000.

Other Expenses
--------------

In total, noninterest expense was up by $7.4 million or 23.0% to $39.3 million for the first nine months of 1998 compared to the same period of 1997, due entirely to merger-related expenses incurred of $7.5 million.

Salaries and employee benefits increased by $96,000 in the first nine months of 1998 compared to 1997. However, underlying salary and benefit expense declined by approximately $24,000, due to a first quarter 1997 recovery of $120,000 in compensation expense related to officers waiving tandem stock appreciation rights (but retaining the rights to underlying stock options) partially offset by normal salary increases and opening of four new branches. The declines in salary and benefits expense during the nine months primarily relates to not filling vacant positions in contemplation of the merger in the third quarter of 1998.

Occupancy and equipment expense showed an increase of $231,000 over the same period in 1997, due to the addition of new branches and the opening of the new Newburgh facility. The effect of branch closings in connection with the merger will begin to be realized in the fourth quarter of 1998. Other real estate owned expense decreased by $461,000, primarily due to reversal of OREO valuation reserves no longer required, $(260,000) for the nine months ended September 30, 1998. Other expenses declined by $14,000 primarily in the areas of trust, postage, advertising, directors' expense and employee education and travel largely offset by other expenses incurred in connection with the merger but not categorized mostly as merger-related expense.

Pretax income decreased by $7.5 million. However, income tax expense only decreased by $2.3 million primarily due to $2.2 million of the merger-related expenses being considered nontax-deductible. The Company's effective tax rate, therefore, increased to 39.4% from 36.4% as a result of the nondeductible expenses incurred. Net income was $8.1 million for the nine months ended September 30, 1998 vs $13.2 million for the same period in 1997, a decrease of $5.2 million or 39.1%.

Three months ended September 30, 1998 vs. September 30, 1997
------------------------------------------------------------

Net interest income increased $464,000 or 2.8% for the three months ended September 30, 1998 compared to 1997, primarily due to higher average investment balances, partially offset by interest expense related to growth in underlying Money Market balances.

The following chart shows a summary of average balance and tax equivalent yield for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 (in thousands):

                                                  1998                            1997
                                                  ----                            ----
                                     Average               Yield/    Average               Yield/
                                     Balance    Interest    Cost     Balance    Interest    Cost
                                  ---------------------------------------------------------------
Interest earning assets             $1,535,000   $30,991     8.07%  $1,504,000   $30,978     8.23%
Interest bearing liabilities         1,235,000    13,373     4.33    1,231,000    14,001     4.55
                                                 -------                         -------
Non-interest bearing liabilities       257,000                         231,000
Net interest margin                              $17,618     4.59%               $16,977     4.52%
Less tax equivalency adjustment                     (614)                           (437)
                                                 -------                         -------
Net interest income                              $17,004     4.43%               $16,540     4.40%
                                                 =======     ====                =======     ====


Provisions for loan losses increased by $98,000 to $1,199,000 for the three month period ended September 30, 1998 vs. September 30, 1997.

Other income increased $25,000 to $2,365,000 for the three months ended September 30, 1998 compared to 1997, primarily as a result of service charge and fees increasing by $81,000, trust earnings increasing by $24,000 and other income increasing by $23,000 in the three months ended September 30, 1998, partially offset by a $102,000 decline in gain on sales of securities.

Total noninterest expense increased $5.1 million to $15.8 million for the three months ended September 30, 1998 compared to September 30, 1997 due entirely to merger related expenses of $5.3 million incurred in 1998.

Salary and benefit costs for the quarter were stable at $5.8 million. Full time equivalent staff at 557 was down 31 from the level at September 30, 1997, despite 17 additional staff at the Company's four new branches. However, occupancy and equipment expense rose approximately $147,000 to $1.8 million from $1.6 million principally reflecting the expenses associated with these new offices and the Company's new Orange County headquarters building. Other operating costs at $2.9 million were $300,000 below the $3.2 million of the same quarter last year as the Company began to realize economies, principally in marketing and administrative expenses. The one time merger costs of $5.3 million were also expended or accrued during this quarter. Although certain categories of merger expenses have varied from original estimates, post-tax year to date merger costs have remained within the level projected at the time of the merger.

Other real estate owned expense increased $14,000 to $64,000 in the three months ended September 30, 1998.

Pretax income decreased $4.7 million or 66.7% for the three months ended September 30, 1998 compared to the same period of 1997, while income taxes decreased by only $1.4 million. Comparative income after taxes decreased

$3.3 million to $1.2 million or 72.9% for the quarter ended September 30, 1998 vs. 1997, due solely to merger-related expenses incurred.

Asset/Liability Management
--------------------------

Management believes the Company's ability to plan for changes in interest rates is a significant profitability factor. The Company's primary objective in managing interest rate sensitivity is to maintain a broadly balanced position between interest sensitive assets and liabilities in order to minimize the impact of significant interest rate fluctuations. Further, the historical level of demand deposits (approximately 15% of total deposits) tends to mitigate increases in interest rates and reduces the average cost of all liabilities to a level significantly below the average cost of only interest-bearing liabilities.

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of September 30, 1998 based upon the known repricing dates of certain assets and liabilities and the assumed repricing dates of others. As shown in the chart below, at September 30, 1998, assuming no management action, the Company's near-term interest rate risk is to a rising rate environment over the one year time frame, principally due to a higher level of rate sensitive liabilities relative to assets (16.6%) that would reprice in that time frame. However, beyond one year due to higher levels of assets repricing, the Company's long-term exposure is to an extended period of declining rates as the excess of assets repricing over liabilities may cause a contraction in net interest margins. This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements nor management actions that may be taken to manage this risk.

Maturity Repricing                                                           Greater
Date (1)(2)                                            Total                  than
                           3 months     4 months      within      One yr.     five
                           or less     to one yr.     one yr.    to 5 yrs.    yrs.        Total
                         ------------------------------------------------------------------------
Securities (3)             $120,100     $  72,530   $  192,630    $181,680   $44,635   $  418,945
Fed Funds                   118,700                    118,700                            118,700
Fixed rate loans             65,885       102,111      167,996     244,905    50,245      463,146
Floating rate loans (3)     202,099       187,231      389,330     111,862                501,192
                           --------     ---------   ----------    --------   -------   ----------
Total interest
earning assets (1)          506,784       361,872      868,656     538,447    94,880    1,501,983
                           --------     ---------   ----------    --------   -------   ----------
Other interest bearing
deposits (4)                392,183       317,420      709,603                            709,603

Time/Other (5)              199,634       210,184      409,818      88,627     3,524      501,969
                           --------     ---------   ----------    --------   -------   ----------
Total interest-bearing
liabilities                 591,817       527,604    1,119,421      88,627     3,524    1,211,572
                           --------     ---------   ----------    --------   -------   ----------
Interest Sensitivity
gap (6)                    $(85,033)    $(165,732)  $ (250,765)   $449,820   $91,356   $  290,411
                         ========================================================================
Gap as a percent of
earnings assets               (5.66)%      (11.02)%     (16.70)%     29.95%     6.07%       19.34%
                         ========================================================================

(1) Interest rate sensitivity gaps are defined as the fixed rate positions (assets less liabilities) for a given time period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular period. The gap positions reflect a repricing date at which date funds are assumed to "mature" and reprice to a current market rate for the asset or liability. The table does not include loans in nonaccrual status or net unrealized losses recorded on "available-for-sale" securities as of September 30, 1998.

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

(6) Non-interest bearing deposit liabilities were approximately $241,000 million at September 30, 1998.

Capital Resources and Liquidity
-------------------------------

The following summarizes the minimum capital requirements and capital position at September 30, 1998:

                                                               To be Well Capitalized
                                                               Under "Prompt
                              Capital Position at              Corrective Action"
                              September 30, 1998               Provision of FIDICIA
                             -------------------------         -----------------------
                              Bank Only   Consolidated
                             ----------  -------------
Total Capital
 to Risk-Weighted Assets          13.7%      15.3%                       10%
Tier 1 Capital
 to Risk-Weighted Assets          12.5       14.1                         6
Tier 1 Capital to Average
 Assets (Leverage Ratio)           7.8        8.8                         5(1)

(1) Regulatory authorities require all but the most highly rated banks and bank holding companies to have a leverage ratio of at least between 4.0% - 5.0%.

At September 30, 1998, the Bank met the requirements for a "well capitalized" institution based on its capital ratios as of such date.

The Company believes that its cash and cash equivalents of $175.4 million in addition to its securities available for sale of $395.2 million at September 30, 1998 are sufficient to meet both the funding needs of its borrowers and the liquidity requirements of its depositors.

The Company's total capital to assets level is approximately 9.5% at September 30, 1998. As such, management believes that the Company has ample capital available for future expansion and diversification and regularly evaluates appropriate business opportunities to efficiently deploy its capital resources.

Year 2000
---------

1)   The Company's state of readiness

     Information Technology: The Company relies heavily on complex internal and third party computer systems for all phases of its operations, including document and electronic transaction processing, interest calculation, financial record keeping and customer service.

     The Company uses third party provided services and software for substantially all its mission critical systems, and has been working with these third party providers since mid-1997 to address year 2000 concerns. By September 30, 1998 substantially all providers of these mission critical applications had advised the Company that their applications are year 2000 compliant. The Company intends to complete its own testing and validation of the year 2000 readiness of these applications by January 31, 1999.

     The original target date for completing the Company's validation phase has been deferred from December 31, 1998 to January 31, 1999 due, in part, to the systems integration during the third quarter of 1998. [The systems were integrated in connection with the July 17, 1998 merger of PBI and HCBI.] This deferral is not anticipated to have an adverse impact on the overall ability of the Company to be year 2000 compliant in advance of regulatory time frames.

     A bank-wide evaluation of non-mission critical software and hardware is also underway. As the result of this process, the Company has already determined that it will have to replace a significant portion of its inventory of personal computers and certain software applications. Some of this replacement process was undertaken and completed as part of a planned 1998 installation of branch automation software. Other non-compliant hardware and software will be replaced or upgraded as necessary. The remediation or replacement of all non-compliant non-mission critical hardware and software is targeted for completion by June 30, 1999.

     Non-Information technology: The Company's exposure to non-information technology systems is not material, in that its equipment such as vaults, elevators and environmental control systems is not generally equipped with date sensitive microchips.

     Third Parties: During 1998, the Company implemented a process for evaluating the credit risk associated with its major customers. The year 2000 risk associated with each significant credit exposure is based in part on the borrowers' responses to a year 2000 questionnaire, in part on evaluations completed by account officers and in part on other considerations, such as the general reliance of the customer's industry on automated systems. The Company notes that it explicitly disclaims any liability or obligation for the completeness, or lack thereof, of its customers' year 2000 remediation plans. To the extent that this process discloses significant year 2000 risk for a customer, the Company
     establishes appropriate reserves for possible losses.   To date, the
     Company has established modest but not significant, reserves for losses based on its assessment of its risk associated with the year 2000 readiness of its customers.

     The Company is also working with its key vendors and suppliers and its correspondent banks and brokers to assure no interruption in the business relationship between the Company and these important third party providers. These key providers include, but are not limited to, payroll service providers, secondary market software providers, credit card processors and fiduciary record keeping processors. The Company plans to complete additional testing in cooperation with critical providers. To date, the Company is not aware of the potential failure of any of these suppliers, but will continue to monitor and evaluate their year 2000 readiness.

     The Company notes that it is critically dependent on certain unrelated third parties for the conduct of its business, such as the Federal Reserve payment system, the automated clearinghouse system, the telecommunications and local energy providers. The Company exercises no influence over these providers, and, although it is monitoring these parties' progress and year 2000 readiness, there are few, if any, alternatives for obtaining these services.

2)   The costs to address the Company's year 2000 issues

     Management does not consider the amounts expended to date to be material, and the projected costs to be incurred over the next 15 months are not expected to have a material effect on the Company's results of operations or financial position. These projected costs include upgrading a number of the Company's ATMs, replacing non-compliant network software and replacing non-compliant personal computers. Costs will also be incurred in connection with certain phases of the Company's test plan, which will include proxy testing and test time with the bank's primary service bureau.

     To date, the Company has expended less than 10% of the $300,000 in anticipated year 2000 costs. These costs consisted primarily of amounts paid in connection with the renovation of custom code by a third party provider of mission critical software.

     The Company estimates that year 2000 capital expenditures during the remainder of 1998 and during 1999 will approximate $270,000, primarily in costs associated with replacing non-compliant, non-mission critical software and hardware, as well as costs associated with the upgrade of non-compliant ATMs and to fund additional year 2000 testing.

     Although the Company does not specifically monitor the cost of internal resources diverted to the year 2000 project, these costs have consumed, and can be expected to continue to consume, a substantial amount of time and energy of key staff, notably information technology department resources.

     Management will fund these year 2000 costs, which represent our current best estimates, from normal cash flow.

3)   The risks of the Company's year 2000 issues

     The most likely worst case scenario, in the opinion of the Company, is an extended disability to properly service the depository, money transfer and borrowing needs of its customers. If the Company's mission critical systems are not compliant by January 1, 2000, it may not be able to accurately process transactions, or do so in a reasonable period of time.
     A similar disruption in service would also be experienced if one or more of the unrelated suppliers on which the bank is critically dependent is not year 2000 compliant by January 1, 2000. Either scenario could result in a wide variety of claims for improper handling of their business by its customers.

     Management is unable to calculate the probability of either or both scenarios happening, or the cost associated with either eventuality, but the impact of any such disruption on the Company would be anticipated to be material, and could raise serious concerns about the ability of the Company to continue.

     A more likely scenario is one where the Company's own, related and unrelated third party provider's systems are substantially year 2000 compliant but a number of its commercial borrowers experience cash flow problems due to significant year 2000 difficulties related to their business operations, and that its investments in municipal issues may lose significant market value due to the inability of these municipalities to bill for and subsequently collect taxes, thus impairing their ability to meet their contractual debt obligations.

     Based on the Company's high level of liquidity, and its program of customer assessment of its borrowers' year 2000 risk and associated provisioning levels, the Company believes that, while such impact could have a material effect on its operations, they would not threaten its ability to continue as a going concern.

4)   The Company's contingency plans

     The Company expects to complete mission critical year 2000 testing and its initial mission critical contingency planning by January 31, 1999.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Quantitative and qualitative disclosure about market risk is presented at December 31, 1997 in Item 7A in the Company's Annual Report (formerly Hudson Chartered Bancorp, Inc.) on Form 10-K/A filed with the Securities and Exchange Commission on April 9, 1998. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At September 30, 1998, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

On July 17, 1998, the Company merged with Progressive Bank Inc. As a result of the combination, the interest earning assets increased by $846.5 million. Interest bearing liabilities increased by $727.3 million and noninterest bearing liabilities and capital increased by $156 million. The following chart shows the relative interest rate exposure of the Company to changes in market rates as of September 30, 1998: (in thousands)

                   Net interest       Market value of
Change in          income earnings    Portfolio equity
interest rates     at risk            (MVPE)              % change in MVPE
---------------    ----------------   ----------------    ------------------
-300                        $(1,847)           $(15,579)             (7.72%)
+300                          1,633              10,621               5.26%

GAP Analysis. The one-year and five-year cumulative interest sensitivity gap as a percentage of total assets have reduced from (21.3%) and 16.8% at December 31, 1997, respectively, to (16.7%) and 13.3% at September 30, 1998, respectively, utilizing similar assumptions as at December 31, 1997.

Interest Rate Risk Compliance. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 1997. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value change at September 30, 1998 compared to December 31, 1997, and the projected changes continue to fall within all board approved limits for potential interest rate volatility.

Part II

Item 5.  Other Information
-------  -----------------

Restated Financial Statements

Attached as Exhibit 99.1 to this Form 10-Q are the restated financial statements of Premier National Bancorp, Inc. under the pooling of interests method of accounting as follows:

1.   Independent Auditors' Report Deloitte & Touche, LLP

2.   Consolidated Balance Sheets as of December 31, 1997 and 1996

3.   Consolidated Statements of Income and Expense for each of the three   years
     in the period ended December 31, 1997

4. Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1997

5.   Consolidated Statements of Cash Flows for each of the three years in   the
     period ended December 31, 1997

6. Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 1997.

7.   Notes to Consolidated Financial Statements

     Consent of Deloitte & Touche LLP

     Independent Auditors' Report - KPMG Peat Marwick LLP

     Consent of KPMG Peat Marwick LLP


Item 6(a).  Exhibits
--------------------

The exhibits listed on the exhibit index on Page 32 of this Form 10-Q are filed herewith or are incorporated herein by reference.

Item 6(b).  Reports on Form 8-K
-------------------------------

On July 20, 1998, the Company filed a Current Report on Form 8-K to disclose pursuant to Item 2, the completion of the Merger of Progressive Bank, Inc. With and into the Company effective July 17, 1998. The Company's new name is Premier National Bancorp, Inc. (Premier). In connection with the Merger, the Company issued 7,024,566 shares of Premier National Bancorp, Inc. Common stock in exchange for 3,859,431 shares of Progressive common stock at an exchange ratio of 1.82 shares of Premier for each share of Progressive (Premier).

                                 EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------

10.1      Employment Agreement of T. Jefferson Cunningham III
          (filed herewith)

10.2      Employment Agreement of Peter Van Kleeck (filed herewith)

23.1      Consent of Deloitte & Touche LLP (filed herewith)

23.2      Consent of KPMG Peat Marwick LLP (filed herewith)

27        Financial Data Schedule

27.1      Related Financial Data Schedule 12/31/97

27.2      Related Financial Data Schedule 12/31/96

27.3      Related Financial Data Schedule 12/31/95

99.1      Premier National Bancorp, Inc. Restated Financial
          Statements for the applicable periods ended
          December 31, 1997

99.2      KPMG Peat Marwick LLP Independent Auditor's Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                         Premier National Bancorp, Inc.
                              (Registrant)


Date:  November 13, 1998    /s/ Paul A. Maisch
                            ------------------
                            Paul A. Maisch
                            Duly Authorized Officer and
                            Principal Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number             Description
-------            -----------
10.1               Employment Agreement of T. Jefferson Cunningham III
                   (filed herewith)

10.2               Employment Agreement of Peter Van Kleeck (filed herewith)

23.1               Consent of Deloitte & Touche LLP (filed herewith)

23.2               Consent of KPMG Peat Marwick LLP (filed herewith)

27                 Financial Data Schedule

27.1               Related Financial Data Schedule 12/31/97

27.2               Related Financial Data Schedule 12/31/96

27.3               Related Financial Data Schedule 12/31/95

99.1               Premier National Bancorp, Inc. Restated Financial
                   Statements for the applicable periods ended
                   December 31, 1997

99.2               KPMG Peat Marwick LLP Independent Auditor's Report