Form 10-K
period 1998-12-31
PREMIER NATIONAL BANCORP INC
filed 1999-03-31
CIK 776848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM ______  TO ______


                         COMMISSION FILE NUMBER: 1-13213


                         PREMIER NATIONAL BANCORP, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

      NEW YORK                                            14-1668718
      --------                                            ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

ROUTE 55, LAGRANGEVILLE, NEW YORK           12540
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 914-471-1711
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK, PAR VALUE $.80 PER SHARE              AMERICAN STOCK EXCHANGE, INC.
--------------------------------------             -----------------------------
(TITLE OF CLASS)                                   (NAME OF EXCHANGE ON WHICH REGISTERED)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

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

AS OF MARCH 1, 1999, THE AGGREGATE MARKET VALUE OF THE 13,261,403 SHARES OF THE REGISTRANT'S VOTING COMMON STOCK ISSUED AND OUTSTANDING HELD BY NON-AFFILIATES ON SUCH DATE WAS APPROXIMATELY 223,786,170 BASED ON THE REPORTED CLOSING PRICE OF THE REGISTRANT'S COMMON STOCK ON SUCH DATE. FOR PURPOSES OF THIS CALCULATION, ONLY DIRECTORS, EXECUTIVE OFFICERS AND BENEFICIAL OWNERS OF MORE THAN 10% OF THE REGISTRANT'S VOTING COMMON STOCK ARE CONSIDERED AFFILIATES OF THE REGISTRANT.

AS OF MARCH 1, 1999, THE REGISTRANT HAD 15,764,332 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE:

1. PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K. THE INCORPORATION BY REFERENCE HEREIN, OF PORTIONS OF THE PROXY STATEMENT, SHALL NOT BE DEEMED TO SPECIFICALLY INCORPORATE BY REFERENCE THE INFORMATION REFERRED TO IN
      ITEM 402(a)(8) OF REGULATION S-K.

                           FORM 10-K TABLE OF CONTENTS

PART I
                                                                                         Page No.
                                                                                         --------
         ITEM 1      BUSINESS                                                                 3

         ITEM 2      PROPERTIES                                                              16

         ITEM 3      LEGAL PROCEEDINGS                                                       16

         ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     16

PART II

         ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER  MATTERS                                             17

         ITEM 6     SELECTED FINANCIAL DATA                                                  18

         ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                                      19

         ITEM 7A    QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT
                    MARKET RISK                                                              35

         ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                              35

         ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE                                      35

PART III

         ITEMS 10 THROUGH 13. (INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY
         STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS FOR THE FISCAL YEAR
         ENDED DECEMBER 31, 1998 WHICH WILL BE FILED WITH THE SECURITIES AND
         EXCHANGE COMMISSION NOT LATER THAN 120 DAYS AFTER THE END OF THAT
         FISCAL YEAR)                                                                        35

PART IV

         ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K                                                                 36


SIGNATURES                                                                                   80

                                     PART I

ITEM 1 - BUSINESS

         Premier National Bancorp, Inc. (the "Company") is a New York corporation with headquarters and principal executive offices at 240 Route 55, Lagrangeville, New York. The Company's principal subsidiary, accounting for 99% of the consolidated assets and 84% of consolidated equity, is Premier National Bank (the "Bank").

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

MERGER

         Effective July 17, 1998, Progressive Bank, Inc. ("PBI") was merged with and into Hudson Chartered Bancorp, Inc. ("HCB") under the name of Premier National Bancorp, Inc. pursuant to a plan of merger dated December 16, 1997. Each share of PBI common stock was converted into 1.82 shares of the Company's common stock. Approximately 7,954,316 common shares were issued for the outstanding common stock of PBI. At the same time, Pawling Savings Bank ("Pawling"), a subsidiary of PBI, was merged with and into First National Bank of the Hudson Valley ("Hudson Valley"), a subsidiary of HCB, under the name Premier National Bank.

         The transaction was accounted for using the pooling-of-interests method and, accordingly, all historical financial data has been restated to include both entities for all periods presented. Direct costs of mergers accounted for by the pooling-of-interests method are expensed as incurred. Merger related costs expensed in 1997 aggregated $541 ($314 net of tax), and in 1998 aggregated $7,511 ($5,316 net of tax). These merger expenses include legal, accounting, regulatory and severance costs as well as integration costs such as conversions, abandonments and relocations.

         In connection with the merger, the Company closed seven branches in overlapping markets and transferred the loans and deposits to the surviving contiguous branch.

         The Bank was chartered under the National Bank Act in 1863 and is a member of the Federal Reserve System. It operates through its main office at 289-291 Main Mall, Poughkeepsie, New York, and thirty-four other branch offices and 33 offsite automated teller machines in Dutchess, Ulster, Putnam, Sullivan, Rockland, Westchester and Orange Counties. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent permitted by law. The Bank is subject to comprehensive regulation, supervision, and examination by the Office of the Comptroller of the Currency ("Comptroller"), the Reserve Board, and the FDIC.

         The Bank conducts a general commercial banking and trust business. It offers retail and wholesale banking services including demand, savings and time deposits, commercial, mortgage and installment loans, consumer banking, and trust services. Services offered by the Bank's Trust Department include trust administration, investment management, and custody services. The Company's principal business strategy is to provide its clients with "relationship banking", based on personalized service from dedicated account managers who are positioned to deliver the full range of the Bank's products to its target markets.

         As of December 31, 1998, the Company, on a consolidated basis, had total assets of approximately $1.6 billion and total deposits of $1.4 billion and stockholders' equity of $156.2 million. At December 31, 1998, the Company and the Bank employed 555 employees on a full-time equivalent basis.

FORWARD-LOOKING STATEMENTS

         The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for 1999 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

         In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements; pricing pressures on loan and deposit products; actions of competitors; changes in local and national economic conditions; the extent and timing of actions of the Reserve Board or the Comptroller; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; and the extent and timing of legislative and regulatory actions and reform, estimated cost savings from recent or anticipated acquisitions and mergers cannot be fully realized within the expected time frame, revenues following such transactions are lower than expected, and costs or difficulties related to the integration of acquired and existing businesses are greater than expected or system costs or remediation improvements on the part of the Company's third parties related to the year 2000 are greater than expected.

         The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

LENDING

         The Bank engages in a variety of lending activities which are primarily categorized as residential and commercial mortgage, consumer/installment, and commercial lending, all of which were offered by one or both of the constituent banks. At December 31, 1998, the Bank's gross loan portfolio totaled approximately $973.8 million. Of this amount, real estate mortgage, consumer/installment, and commercial loans comprised 73.9%, 14.4%, and 11.7%, respectively, of the Bank's loan portfolio.

         At December 31, 1998, the Bank's unsecured lending limit to one borrower under applicable regulations was approximately $21.4 million.

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

         Loan officer performance is a material factor in assessing the loan officer's ability to discriminate between acceptable and unacceptable credit risks and to identify changes in borrowers financial condition that affect the borrower's ability to perform in accordance with loan terms. Further, the Company has developed aging systems which assist in controlling delinquency of loans and at varying points either the collection department, loan officer or loan workout department, or a combination of the above, are involved in collection efforts on past due loans. Additional collateral or guarantees may be requested if difficulties remain unresolved. During 1998, the Company conformed the lending policies and procedures of the constituent banks with a greater emphasis on assessing consolidated financial risk and income flows as well as collateral values.

         An independent loan review department reviews each of the Bank's credit portfolios and grades each individual credit it reviews. At December 31, 1998, over 90% of the Company's commercial and consumer portfolio was graded by loan review. Additionally, residential and home equity loans, which represent more homogenous pools of loans, were over 50% graded. The grades associated with reviewed loans are the primary determinant of the allocations to the allowance for loan and lease losses.

         The Bank's regulators require a quarterly assessment of the adequacy of the allowance for loan and lease losses. The Company's assessment methology includes, among other things, the results of the Company's continuous loan review process, trends in economic conditions, the maturity characteristics of the loan portfolio, volume, growth and composition of the loan portfolio, past loss history and current loss trends by portfolio type, and the trends in the classified loans.

         For information regarding the performance of the loans in the Bank's portfolio and the amount and composition of the Bank's allowance for loan losses, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality and Provisions for Loan Losses" and Item 8, Financial Statements -- Notes to

Consolidated Financial Statements.

         RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS. Residential mortgage loans are comprised primarily of loans on one-to-four family residential units, construction and land development loans, home equity lines of credit, and special purpose loans (loans satisfying the objectives of the Community Reinvestment Act). A particular, but not extensive portion of the Company's residential mortgage lending, consists of so called "non-conforming" loans which, while meeting the Company's underwriting standards, does not fully comply with the underwriting criteria of FNMA and FHLMC. Such loans are written primarily as ARM's to be held in the Company's loan portfolio.

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

         The Bank offers fixed rate and adjustable rate residential mortgage loans with a maximum term of 30 years. The Bank generally offers a three year adjustable rate loan (and, more selectively, one and five year adjustable rate loans). This loan provides for adjustments in the interest charged to an amount usually equal to 2.5% - 3% over the applicable constant maturity U. S. Treasury securities index. Adjustable rate loans are generally retained in the Bank's portfolio in order to increase the percentage of loans in its portfolio with greater repricing frequencies than fixed rate loans. Interest rates and origination fees on adjustable rate loans are priced to be competitive in the Bank's market area. Periodic adjustments of the interest rate on an adjustable rate loan is usually limited to not more than 2% per adjustment, with an interest rate ceiling over the life of the loan, depending on the rate at origination, ranging from 11% to 15%. Fixed rate loans are underwritten according to FNMA/FHLMC criteria in order to qualify for sale in the secondary market. Individual fixed rate loans are usually sold promptly after closing without recourse to the Bank. The Bank continues to service these loans.

         In 1998, the Company sold, but retained the servicing rights on, $22.6 million of fixed rate residential mortgage loans. Total loans serviced for other investors was $146.0 million at December 31, 1998.

         The Bank also offers a 30 year "convertible" adjustable rate mortgage, which provides the borrower an option to convert a one year adjustable rate mortgage to a fixed rate mortgage at then prevailing market rates at the end of five years. The originations of these loans are also usually sold into the secondary market when the loan has been converted into a fixed rate, with servicing rights retained.

         The Bank offers three types of home equity mortgage loans. The first is an "express loan" subject to a limit of $25,000 with a five or seven year full payout amortization, as a substitute for a consumer loan but with possible tax deductibility of interest. The Bank places a second mortgage on the property with assessed value used as the principal basis for collateral valuation. The second is an open-end revolving line of credit, which is an adjustable rate loan with a term, depending on the size of the loan, of up to twenty years. During the revolving period, which varies from five to ten years based on the size of the loan, the borrower is only required to make interest payments. Thereafter, payments are for both principal and interest. The third type is a closed-end fixed rate home equity loan with maturities of up to 15 years. All home equity loans are limited to one-to-four family owner-occupied residences. The Bank restricts its open-end home equity loans to a maximum of 80% of the appraised value of the collateral property including the balance of the first mortgage loan on such property, if any, and executes a second mortgage as collateral. On closed-end loans, the LTV is limited to 80% of appraised value. Open-end lines of credit not yet advanced totaled $30.6 million at December 31, 1998. Loans secured by residential mortgages totaled $358.8 million at December 31, 1998, of which $342.9 million were first and $15.9 million were second mortgages.

         Commercial real estate loans are offered by the Bank generally on a fixed or variable rate basis with a three to five and exceptionally seven year balloon maturity, although the amortization basis may range from 10 to 20 and exceptionally to 30 years. These loans are typically related to commercial business loans and are secured by the underlying real estate used in these businesses. The maximum loan-to-value ratio on commercial real estate loans is 75%, with the valuation of the collateral for loans in excess of $250,000 being based on independent appraisals. The Bank typically requires personal guarantees of the principals of corporations to which it lends. Commercial real estate loans are often larger and may involve greater risks than other types of lending. Because payments on such loans are often dependent upon the successful operation of the business involved, repayment of such loans may be negatively impacted to a greater extent by adverse changes in economic conditions. Loans secured by commercial mortgages totaled $242.1 million at December 31, 1998.

         CONSTRUCTION LOANS. The Bank makes short-term construction loans secured by land, residential, and non-residential properties. At December 31, 1998, total construction loans aggregated approximately $50.9 million and amounts not yet advanced totaled $15.5 million. While the Bank does finance residential developments for local builders, the Bank has no major commitments to lend for developments of significant multi-unit residential or commercial projects, and does not intend to actively engage in this type of lending.

         Construction loans are generally only made for the purpose of site improvement and building owner occupied dwellings or buildings, and are usually for terms of 6 months but can be up to 24 months. Funds for construction loans are disbursed as phases of construction are completed. The Bank's residential construction loan underwriting procedure generally limits the loan amount to 80% LTV ratio with an LTV of up to 90% allowed where private mortgage insurance on the amount over 80% is provided with respect to the permanent mortgage. Nonresidential construction lending is generally limited to owner-occupied properties and generally limited to not greater than 75% LTV. The Bank does not generally fund construction loans for single family homes or commercial real estate built by investors until the builder has a firm sales contract for the residence or building to be constructed, although in certain larger projects, "showhouse" construction may be financed within the overall site improvement financing package.

         COMMERCIAL LOANS. The Bank's commercial loan portfolio consists primarily of commercial business loans to small and medium sized businesses. At December 31, 1998, the Bank's commercial business loans outstanding totaled $113.7 million with an additional $42.2 million available under committed lines and letters of credit.

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

         CONSUMER, INSTALLMENT, AND OTHER LOANS. The Bank offers a full range of consumer/installment loans. Such loans include financing for new and used cars, wholesale and indirect financing programs for autos and other vehicle dealerships in addition to, on a direct basis, personal loans for consumer goods, home improvement, overdraft checking, and debt consolidation. Wholesale dealer loans (secured by dealer inventories) are structured as one year lines of credit and are reviewed annually. Consumer loans are made on both a secured and unsecured basis. Maturities for consumer loans are generally for periods of 12 to 60 months, excluding secured home improvement loans which are usually written as home equity loans. Interest rates for consumer products are structured either at fixed or variable rates. Leasing services are offered directly by the Bank. Both debit and credit cards are available. At December 31, 1998, installment, consumer, and all other loans totaled $139.8 million, of which $114.5 million represents loans generated from the indirect (dealer) loan program. Indirect automobile financing is subject to aggressive price competition which can impact future profitability. It can also carry a higher risk of loss than direct financing. Such risk is taken into account in management's evaluation of the adequacy of the Allowance for Loan Losses. At December 31, 1998, unutilized overdraft lines of credit and credit card lines not advanced totaled $15.2 million.

         For additional information concerning asset/liability management, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Opertions -- "Asset/Liability Management" and "Results of Operations". The following tables show (1) the Company's loan distribution (exclusive of loans held for sale) at the end of each of the last five years,
(2) the maturity of loans (excluding construction, consumer, installment, and other miscellaneous loans and expected amortization) outstanding as of December 31, 1998, and (3) the amounts due for loans as previously stated in
(2) after one year classified according to their sensitivity to changes in interest rates.

1) LOAN DISTRIBUTION (DOLLARS IN THOUSANDS):


                                                                   DECEMBER 31,
                  1998(B)          %          1997         %        1996(A)         %     1995(A)          %        1994           %
              ----------- ----------  ------------ ---------  ------------- --------- -----------  --------- -----------  ----------
R/E CONST.        $50,888       5.2%       $61,009      5.9%        $68,331      6.5%     $59,370       6.2%     $46,218        5.0%

R/E
MORTGAGE
(COMM.)           242,062       24.8       223,542      21.5        221,229      21.2     201,246       20.9     177,740        19.4
R/E
MORTGAGE
(RES.)            427,440       43.9       504,544      48.5        520,018      49.8     504,423       52.5     484,613        52.9


COM'L. &
INDUSTRIAL        113,680       11.7        93,351       9.0         82,221       7.9      76,173        7.9     101,696        11.1


CON., INSTL.
& OTHER           139,777       14.4       158,426      15.1        151,528      14.6     120,618       12.5     106,283        11.6
              ----------- ----------  ------------ ---------  ------------- --------- -----------  --------- -----------  ----------
TOTAL            $973,847       100%    $1,040,872      100%     $1,043,327      100%    $961,830       100%    $916,550        100%
              ----------- ----------  ------------ ---------  ------------- --------- -----------  --------- -----------  ----------
              ----------- ----------  ------------ ---------  ------------- --------- -----------  --------- -----------  ----------

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

(B) IN SEPTEMBER 1998, THE COMPANY CONFORMED THE PRESENTATIONS OF THE SEPARATE LOAN PORTFOLIOS OF THE PREDECESSORS TO THE BANK. AS A RESULT, $31.1 MILLION OF LOANS PREVIOUSLY CLASSIFIED QUALIFIED AS "REAL ESTATE MORTGAGE" WERE RECLASSIFIED AS "COMMERCIAL AND INDUSTRIAL".

2)  MATURITY OF LOANS AT DECEMBER 31, 1998:

(Dollars in thousands):

     Exclusive of "consumer, installment and other loans, the maturities of loans are summarized as follows:


                                                                     Maturing
                                                                     --------
                                                            After One But
                                  Within One Year       Within Five Years        After Five Years          Total
                           ----------------------  ----------------------  ---------------------- ----------------------
Residential Mortgage                      $12,287                 $30,619                $406,557               $449,463
Commercial Mortgage                        22,474                  33,144                 215,309                270,927
Comm/Industrial (A)                        75,491                  25,715                  12,474                113,680
                           ----------------------  ----------------------  ---------------------- ----------------------
Total                                    $110,252                 $89,478                $634,340               $834,070
                           ----------------------  ----------------------  ---------------------- ----------------------
                           ----------------------  ----------------------  ---------------------- ----------------------

(A)Demand loans are categorized as due within one year.

3) RATE SENSITIVITY OF ABOVE LOANS MATURING AFTER ONE YEAR:
     (dollars in thousands)


                                        One to Five Years             After Five Years
                                        ----------------------------- ----------------------------
Fixed Interest Rate                                           $64,333                     $209,700
Variable Interest Rate                                         25,145                      424,640
                                        ----------------------------- ----------------------------
Total                                                         $89,478                     $634,340
                                        ----------------------------- ----------------------------
                                        ----------------------------- ----------------------------

SECURITIES

         The Company records its investment in securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that unrealized gains and losses on securities classified "available for sale" be recorded, net of taxes, in the "accumulated other comprehensive income" component of stockholders' equity. The net balance of unrealized gains recorded in stockholders' equity was $1.5 million, $1.6 million and $1.1 million at December 31, 1998, 1997 and 1996, respectively. The tax liability recorded in other assets offsetting other deferred tax assets was $1.1 million, $1.2 million, and $.7 million at December 31, 1998, 1997 and 1996, respectively.

         See Note A and Note B to the 1998 Consolidated Financial Statements, included herein at Item 8, for discussion of accounting policies related to securities and for information as to the amortized cost and fair value of securities at December 31, 1998 and 1997:

         The table below sets forth the carrying amounts of securities at the dates indicated (dollars in thousands):


                                                                                      December 31,
                                                           1998                        1997                        1996
                                     --------------------------  --------------------------  --------------------------
U.S. Treasury and U.S.
Government Agencies                                     $93,394                    $116,751                    $147,204
Mortgage-backed securities                               78,644                     191,354                     138,990
State and political subdivisions                        114,543                      95,116                      68,117
Other securities                                        100,270                      36,721                      35,333
                                     --------------------------  --------------------------  --------------------------
Total                                                  $386,851                    $439,942                    $389,644
                                     --------------------------  --------------------------  --------------------------
                                     --------------------------  --------------------------  --------------------------

         The following table sets forth certain information concerning the maturities of securities, other than regulatory securities, amortized cost, and the weighted average yields of such securities (calculated on the basis of their cost and effective yields) at December 31, 1998. Tax-equivalent adjustments (using a 35% rate) have been made in calculating yields on obligations of states and political subdivisions (dollars in thousands):


                                                          Maturing

                                             AFTER ONE BUT         AFTER FIVE BUT
                     WITHIN ONE YEAR       WITHIN FIVE YEARS      WITHIN TEN YEARS     AFTER TEN YEARS
                           (1)                    (2)                   (3)                  (4)
                                                                                                           TOTAL
                  AMOUNT       YIELD     AMOUNT       YIELD     AMOUNT     YIELD     AMOUNT      YIELD     AMOUNT      YIELD
                  ------       -----     ------       -----     ------     -----     ------      -----     ------      -----
US TREASURY
AND US
GOVERNMENT
AGENCIES   (5)        $38,293  6.10%     $116,101     5.91%     $11,150     5.93%    $ 4,914     5.90%     $170,458     5.95%
STATE AND
POLITICAL              29,014  6.22        42,138     6.69       21,376     6.57      19,838     7.61       112,366     6.71
SUBDIVISIONS
OTHER                  13,007  5.22        23,508     5.55       52,794     5.63       2,134     5.36        91,443     5.54
                  -----------            -----------            ----------           ----------            -----------
TOTAL                 $80,314  6.00%     $181,747     6.04%     $85,320     5.90%    $26,886     7.12%     $374,267     6.08%
                  -----------            -----------            ----------           ----------            -----------
                  -----------            -----------            ----------           ----------            -----------

(1) Includes $10.0 million of adjustable rate securities
(2) Includes $5.9 million of adjustable rate securities
(3) Includes $26.0 million of adjustable rate securities
(4) Includes $23.7 million of adjustable rate securities
(5) For purposes of this schedule, mortgage-backed securities consisting of mortgages guaranteed by U.S. Government agencies and SBA participation certificates totaling $98.3 million have been included based upon the estimated average lives of the securities. Prepayments were estimated based on 1998 levels.

         The Company has established written investment, liquidity, and asset/liability management policies, which are reviewed annually by the Board of Directors. These policies identify investment criteria and state specific objectives in terms of risk, interest rate sensitivity, and liquidity. The policies are administered by the Investment Committee of the Board of Directors. The Company does not have a trading portfolio. At December 31, 1998, the Company had no investments in which the aggregate cash value of the securities held by the Company exceeded 10% of stockholders' equity, except for investments in the securities of or those guaranteed by the U.S. Government and other U.S. Government agencies and corporations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Company adopted SFAS 133 in the third quarter 1998. In connection with the adoption of SFAS 133, the Company transferred securities with a carrying value of approximately $95,993 from held to maturity to available for sale. This transfer of securities resulted in an increase in unrealized gains (losses) on securities available for sale, comprehensive income, accumulated other comprehensive income and stockholders' equity of approximately $576, net of income taxes of $407. Except as discussed above, the adoption of SFAS 133 did not have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding securities and interest rate risk.

DEPOSITS

         The Company has developed a variety of deposit products ranging in maturity from demand-type accounts to certificates of deposit with maturities of up to five years. The Company also offers several multi-product "relationship" accounts to its depositors. The Company's deposits are primarily derived from the areas where its banking offices are located. It does not solicit deposits outside its market area and does not pay fees to others to obtain deposits for the Company. From time to time, the Company has used premiums, promotions or special products to attract depositors to branch offices.

         The Company influences the flow of deposits primarily by pricing its accounts to remain generally competitive with other financial institutions in its market area, although the Company does not necessarily seek to match the highest rates paid by competing institutions. The Company has established an Asset/Liability Management Committee which meets monthly to review interest rates on all deposit and consumer loan products. Periodic changes are made to the rates and product features based on liquidity needs, competition, and general economic conditions. While the Company has $386.6 million in time deposits maturing in 1999, the Company's previous experience indicates that a significant portion will "roll over" on maturity. Of this amount, $90.9 million represent time deposits over $100,000 (primarily municipalities whose deposits are collateralized) which are generally considered to be more volatile than "core" deposits. Management operates under a formal liquidity policy intended to provide adequate cash equivalents and other liquid assets to meet unforeseen outflows of time deposits, as well as outflows from other deposit products that the Company offers. Demand deposit growth has more than kept pace with overall deposit growth. For further information regarding the Company's deposits, see
Item 7. "Management's Discussion and Analysis of Financial Condition -- Results of Operations."

         The average amount and the average rates paid on deposits are summarized in the following table (dollars in thousands):


                                                                       Year ended December 31,
                                                      1998                       1997                       1996
                                           --------------------------  -------------------------  -------------------------
    Noninterest bearing demand deposits          $228,010           -        $204,638     -             $188,500      -
    Money Market & NOW accounts                   386,160       3.72%         337,096     3.88%          280,897      3.63%
    Savings deposits                              333,273        3.44         368,277     3.79           381,731      3.72
    Time deposits                                 511,892        5.33         524,625     5.40           540,549      5.45
                                              -----------                 -----------                -----------
    Total deposits                             $1,459,335       3.64%      $1,434,636     3.86%       $1,391,677      3.87%
                                              -----------       -----     -----------     -----      -----------      -----
                                              -----------       -----     -----------     -----      -----------      -----

The maturities of time deposits under $100,000 and time deposits of $100,000 or more outstanding at December 31, 1998, are summarized for the periods indicated in the following table (balances in thousands):


                                                 Time Deposits Under             Time Deposits
                                                            $100,000          $100,000 or More                    Total
                                            ------------------------ ------------------------- ------------------------
BALANCES OUTSTANDING AT DECEMBER 31,
1998, MATURING IN:
3 months or less                                            $103,141                   $51,153                 $154,294
Over 3 through 6 months                                      118,112                    23,765                  141,877
Over 6 through 12 months                                      74,410                    16,030                   90,440
Over 12 months                                                51,998                    34,665                   86,663
                                            ------------------------ ------------------------- ------------------------
Total                                                       $347,661                  $125,613                 $473,274
                                            ------------------------ ------------------------- ------------------------
                                            ------------------------ ------------------------- ------------------------

TRUST SERVICES

         The Bank maintains a Trust Department which offers a wide range of custodial, investment management, and investment advisory services to the Bank's customers. The Trust Department also offers the administration of personal trusts and estates in a fiduciary capacity, self-directed IRA and Keogh accounts and pension accounts. At December 31, 1998, customer assets under administration totaled approximately $265 million, representing approximately 626 accounts.

NON-DEPOSIT INVESTMENT PRODUCTS

         Although the Company has offered fixed rate annuities for some time, during 1998 the Company began offering a wide range of non-deposit investment products to its customers, through appropriately licensed representatives, under a third party agency relationship. Such products include mutual funds and variable rate annuities. Total sales of non-deposit products for 1998 was $11.7 million.

COMPETITION

         The Bank principally competes in a market area of seven New York counties (Dutchess, Putnam, Orange, Sullivan, Westchester, Rockland and Ulster). As of June 1997 (the latest available data), such market area included 20 commercial banks (467 branches) with deposits of $19.5 billion, 23 thrift institutions (116 branches) with deposits of $6.9 billion, and 70 credit unions (70 branches) with deposits of $2.5 billion. Total market deposits aggregated $28.9 billion as of such date. As of that date, the Bank had the largest share of the total commercial bank deposits in combined Dutchess and Putnam counties (24%), and was second in market share for Ulster County with 10%.

         Management believes that the Bank is a prominent financial institution in its market area. Although the Bank faces competition for deposits from other financial institutions and other investment vehicles offered by securities firms, management believes the Bank has been able to compete effectively for deposits because of its image as a community- oriented bank and the high level of service it offers its local customers. Many of the Bank's competitors have substantially greater resources and lending limits, and as such may offer a greater array of products and services. The Bank has emphasized personalized banking and the advantage of local decision-making in its banking business, which strategy appears to have been well received in the Bank's market area. The Bank does not rely upon any individual, group, or entity for a material portion of its deposits.

         In addition, the Bank is a significant provider of credit in its market area. Although the Bank faces competition for loans from mortgage banking companies, savings banks, savings and loan associations, other commercial banks, insurance companies, and other institutional lenders, including manufacturers, management believes that the Bank's business strategy gives it a competitive advantage within the market segments it serves. Other factors which affect loan growth include the general availability of lendable funds and general and local economic conditions, and current interest rate levels.

RISK MANAGEMENT

         In the normal course of business, the Company is subject to various risks, the most significant of which are credit, liquidity and interest rate. Although it cannot eliminate these risks, the Company has risk management processes designed to provide for risk identification, measurement, monitoring and control.

         CREDIT RISK. Credit risk represents the possibility that a customer or counterpart may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities and entering into certain off-balance-sheet financial transactions. Risk associated with the extension of credit includes general risk, which is inherent in the lending business, industry risk, and risk specific to individual borrowers. The Company seeks to manage credit risk through portfolio diversification, underwriting policies and procedures, and loan monitoring practices.

         LIQUIDITY RISK. Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors and debtholders, and to invest in strategic initiatives. Liquidity risk represents the likelihood the Company would be unable to generate cash or otherwise obtain funds at reasonable rates for such purposes. Liquidity is managed through deposit and loan pricing and the coordination of the relative maturities and liquidity of assets, liabilities and off-balance-sheet positions and is enhanced by the ability to raise funds in capital markets through securities sales, direct borrowing or securitization of assets, such as mortgage loans.

         INTEREST RATE RISK. Interest rate risk arises primarily through the Company's normal business activities of extending loans and taking deposits. Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the timing, magnitude and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets, liabilities, and off-balance-sheet positions. Interest rate risk also results from, among other factors, changes in the relationship or spread between interest rates. Many factors, including economic and financial conditions, general movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. The Company uses a number of measures to monitor and manage interest rate risk, including income simulation and interest sensitivity ("gap") analyses.

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

BANK HOLDING COMPANY REGULATION

         The Company is a registered bank holding company under the BHCA and is subject to Reserve Board regulations, examination, supervision, and reporting requirements. Under the BHCA, a bank holding company must obtain Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls a majority of such shares). Reserve Board approval also must be obtained before any bank holding company acquires all or substantially all of the assets of another bank or bank holding company or merges or consolidates with another bank holding company. The George Gale Foster Corporation ("GGF"), which controls approximately 5.45% of the Company's Common Stock, is also a registered bank holding company of the Bank under the BHCA. As a result, activities undertaken by the Company may also require approval of an application filed by GGF.

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

         Under New York State Banking Law, the Company must obtain the prior approval of the New York State Banking Board before acquiring, directly or indirectly, 5% or more of the voting stock of another banking institution located in New York State unless by way of merger. Federal law permits adequately capitalized and adequately managed bank holding companies to acquire banks and bank holding companies in any state, subject to certain conditions, including certain nationwide and statewide concentration limits. Consequently, subject to such conditions, the Company has the authority to acquire any bank or bank holding company, and can be acquired by any bank or bank holding company located anywhere in the United States. Federal law permits banks, subject to certain provisions, including state opt-out provisions, to merge with banks in other states, or to acquire, by acquisition or merger, branches outside its home state. The establishment of new interstate branches also is possible in those states with laws that expressly permit it. Branches of interstate banks are subject to various host state laws, including laws relating to intrastate branching, consumer protection, fair lending, community reinvestment, and taxation (unless in the case of national banks such laws are preempted by Federal law or discriminatory in effect). Competition has increased as banks branch across state lines and enter new markets.

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

BANK REGULATION

         As a national bank, the Bank is subject to the supervision of, and is regularly examined by, the Comptroller and is required to furnish quarterly reports to the Comptroller under the National Bank Act. In addition, the Bank is insured by and subject to certain regulations of the FDIC. The Bank is also subject to various requirements and restrictions under Federal and State law, including requirements to maintain reserves against deposits, restrictions on the types, amounts, terms and conditions of loans that may be granted and limitations on the types of investments that may be made, the activities that may be engaged in, and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. The approval of the Comptroller is required for the establishment of additional branch offices by any national bank, subject to applicable state law restrictions. New York State Banking Law precludes a bank from establishing a de novo branch in any city or village with a population of 50,000 or less in which the principal office of another bank or trust company is located (other than a bank which is a subsidiary of a bank holding company or is itself a bank holding company).



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

         Under current capital adequacy guidelines, bank holding companies and banks must maintain minimum leverage ratios of Tier 1 capital to adjusted average total consolidated assets of 3.0% for bank holding companies and banks meeting certain specified criteria, which include having the highest composite regulatory examination rating, and between 4.0% and 5.0% for all other bank holding companies and banks, such as the Company and Bank. Bank holding companies and banks must also maintain minimum ratios of total risk based capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. The risk-weighted asset base is determined by assigning each asset and the credit equivalent amount of off-balance sheet items to one of several broad risk categories, after which the aggregate dollar value of the items in each category is multiplied by a weight (ranging from 0% to 100%) assigned to each asset category and totaled. The federal bank regulatory agencies may set higher capital requirements when particular circumstances warrant. Regulators also consider interest rate risk, concentrations of credit risk and the risk arising from non-traditional activities, as well as the ability to manage these risks, as important factors in assessing overall capital adequacy. Exposure to a decline in the economic value of capital due to changes in interest rates is also considered in evaluating capital adequacy.

         At December 31, 1998, the Company and Bank exceeded all minimum capital requirements. The Company had a ratio of Tier I capital to total assets of 9.1%, a ratio of Tier 1 capital to risk-weighted assets of 14.1%, and a ratio of total capital to risk-weighted assets of 15.4%. The Bank had a ratio of Tier 1 capital to total assets of 7.8%, a ratio of Tier 1 capital to risk-weighted assets of 11.4%, and a ratio of total capital to risk-weighted assets of 12.6%.

         The Company's ability to pay dividends and expand business can be restricted if capital falls below minimum requirements. In addition, the Comptroller has established levels at which a national bank is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, and is required to take prompt corrective action with respect to banks that fall below minimum capital standards. The degree of regulatory intervention is tied to an insured institution's capital category. The prompt corrective actions for undercapitalized institutions include increased monitoring and periodic review of capital compliance efforts, a requirement to submit a capital plan, restrictions on dividends and total asset growth, and limitations on certain new activities (such as opening new branch offices and engaging in acquisitions and new lines of business). The Comptroller may determine that a national bank should be classified in a lower category based on other information, such as the institution's examination report, after written notice. At December 31, 1998, the Bank met the requirements for a "well-capitalized" institution based on its capital ratios as of such date.

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

DEPOSIT INSURANCE

         The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. Most of the deposits of the Bank are subject to deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC. However, approximately $11.3 million in deposits are subject to assessments of the Savings Association Insurance Fund ("SAIF") of the FDIC.

The assessment rates imposed on all FDIC deposits for deposit insurance ranges from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. The rate does not differ between BIF and SAIF-insured deposits. However, because legislation enacted in 1996 requires all FDIC-insured institutions to bear the cost of bonds issued by the Financing Corporation ("FICO"), the FDIC is currently assessing BIF- insured deposits an additional 1.22 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.10 basis points per $100 of deposits, in each case on an annualized basis, to cover those obligations. The Bank's assessment rate was 0 basis points before the FICO assessment.

FEDERAL RESERVE SYSTEM

         The Bank is a member of the Federal Reserve Bank of New York, which is one of 12 regional Federal Reserve Banks comprising the Federal Reserve System. The Federal Reserve Bank of New York provides a central credit facility for member institutions. As a member bank, the Bank is required to own shares of Federal Reserve Bank capital stock in an amount equal to 6% of the Bank's paid-up capital and surplus. The Bank is in compliance with this requirement with an investment in Federal Reserve Bank of New York stock at December 31, 1998 of 34,216 shares. The Reserve Board also requires depository institutions to maintain non-earning reserves against certain transaction accounts (primarily checking accounts) and non-personal time deposits (those which are transferable or held by a person other than a natural person).
At December 31, 1998, the Bank was in compliance with these requirements.

RESTRICTIONS ON THE PAYMENT OF DIVIDENDS

         The principal source of the Company's revenue and cash flows is dividends from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. As of January 1999, the amount available for payment of dividends to the Company by the Bank totaled $7.3 million. In addition, the Comptroller has authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition if such payment is deemed to constitute an unsafe or unsound practice. The Comptroller and the Reserve Board have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The ability of the Bank to pay dividends could be further influenced by bank regulatory and supervisory policies.

         Under New York law, the Company may declare and pay dividends on its outstanding common stock out of available surplus, unless such payment would render the Company insolvent. As of December 31, 1998, the Company had $57.6 million in "available surpluses" for such purposes.

COMMUNITY REINVESTMENT

         Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA"). A bank's record in meeting the credit needs of its community, including low-and moderate-income neighborhoods is evaluated as part of the examination process, as well as when an institution applies to undertake a merger, acquisition, or to open a branch facility. The Bank received a "satisfactory" CRA rating during its 1998 OCC examination.

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

EMPLOYEES

         As of December 31, 1998, the Company had 499 full-time and 110 part-time employees. The employees are not represented by a collective bargaining agreement. The Company believes its relationship with its employees to be satisfactory.

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

NAME                                  AGE(A)     POSITION WITH THE COMPANY AND/OR THE BANK AND RECENT EXPERIENCE
----                                  ------     ---------------------------------------------------------------

T. JEFFERSON CUNNINGHAM III           56         CHAIRMAN OF THE COMPANY AND THE BANK.

PETER VAN KLEECK                      64         PRESIDENT AND CHIEF EXECUTIVE OFFICER OF THE COMPANY AND THE BANK.


JOHN CHARLES VANWORMER                51         EXECUTIVE VICE PRESIDENT OF THE COMPANY; VICE CHAIRMAN OF THE BANK.

DAVID S. MACFARLAND                   55         EXECUTIVE VICE PRESIDENT OF THE BANK (1994-PRESENT); REGIONAL CHAIRMAN,
                                                 FLEET BANK OF NEW YORK, HUDSON VALLEY REGION (1993-1994).

PAUL A. MAISCH                        43         EXECUTIVE VICE PRESIDENT OF THE BANK; TREASURER AND CHIEF FINANCIAL
                                                 OFFICER OF THE COMPANY.

ROBERT APPLE                          43         CORPORATE COUNSEL AND CORPORATE SECRETARY OF THE COMPANY AND
                                                 THE BANK.

PAUL S. MACK                          51         EXECUTIVE VICE PRESIDENT, CHIEF CREDIT OFFICER OF THE BANK.

GEORGE ELFERINK                       59         SENIOR VICE PRESIDENT/SENIOR TRUST OFFICER OF THE BANK  (1997-PRESENT);
                                                 PRESIDENT OF KEY TRUST CO. (1996-1997); EXECUTIVE VICE PRESIDENT OF
                                                 KEY TRUST CO. (1993-1995).

ROBERT GABRIELSEN                     40         EXECUTIVE VICE PRESIDENT OF THE BANK.


(A) AS OF FEBRUARY 28, 1999

ITEM  2.  PROPERTIES

The Company owns the land and a two-story 20,000 square foot building at 20 Mill Street, Rhinebeck, New York, which houses the Bank's largest branch (approximately 3,200 square feet are leased to tenants).

In addition, the Company owns two buildings at Route 55 in Lagrangeville, New York. The complex is two parcels of land comprising 23 acres, of which approximately 18 acres are undeveloped. The buildings house the Company's executive offices as well as several administrative support services and a branch facility. The facilities contain approximately 36,000 square feet of which approximately 70% is occupied by the Company and the remaining 30% is leased to tenants. These properties represent approximately 15% the value of the premises and equipment owned by the Company.

The Company's operations center is a 44,000 square foot facility located on Route 52, Fishkill, New York. This owned building houses the Bank's processing, services and several other support services. This property represents approximately 10% of the value of the premises and equipment owned by the Company.

Further, the Company owns a 12,600 square foot two-story office building located at 289-291 Main Mall in Poughkeepsie, New York. This building houses certain administrative support functions and the Bank's Trust department as well as a banking office.

The Company, through the Bank, also owns 17 other banking premises which are used almost exclusively for conducting commercial banking business. Similarly, the Bank leases 18 other branch banking premises [of which two are vacant and theleases are for sale] for conducting its commercial banking business.


ITEM 3. LEGAL PROCEEDINGS

As the nature of the Bank's business involves providing certain financial services, the collection of loans and the enforcement and validity of security interests, mortgages and liens, the Bank is plaintiff or defendant in various legal proceedings which may be considered as arising in the ordinary course of its business. Neither the Company nor the Bank are presently involved in any legal proceedings the outcome of which management or counsel to the Company believe to be material to its financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Premier National Bancorp, Inc. during the fourth quarter of 1998.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED  STOCKHOLDER MATTERS

The Company's Common Stock has been listed on American Stock Exchange (AMEX), since August 4, 1997, and currently trades under the symbol "PNB". Previously, the Company's common stock was traded on the Nasdaq National Market System (NASDAQ). On March 15, 1999, there were approximately 2,250 shareholders of record of Common Stock and 15,764,332 shares of Common Stock issued and outstanding.

The following table sets forth the cash dividends declared by the Company on its Common Stock and the range of high and low prices of the Common Stock during the two most recent years based on high and low sale prices as quoted by the AMEX or NASDAQ, as applicable, since January 1, 1997. This table has been adjusted retroactively to give effect to the 10% stock dividends paid January 15, 1997 and January 6, 1999, and the 50% stock dividend paid October 31, 1997.



                                        Cash Dividends
                                          Per Share                       Price
                                    ---------------------- -----------------------------------
                                                                 HIGH               LOW
                                                                 ----               ---
1997
  First Quarter                            $0.109             $16 31/32         $15 39/64
  Second Quarter                            0.109              17 17/64            15 3/4
  Third Quarter                             0.116              20 19/64          16 57/64
  Fourth Quarter                            0.118              20 29/32           18 3/16
1998
  First Quarter                             0.118              22 47/64           18 1/16
  Second Quarter                            0.118              21 45/64           19 5/16
  Third Quarter                             0.118               21 9/64          14 49/64
  Fourth Quarter                            0.130              17 17/64          13 33/64


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

ITEM  6 - SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
---------------------------------------------------------------------------

THE FOLLOWING SELECTED FINANCIAL DATA FOR THE FIVE YEARS ENDED DECEMBER 31, 1998 IS DERIVED FROM THE CONSOLIDATED FINANCIAL STATEMENTS OF PREMIER NATIONAL BANCORP INC. THE INFORMATION PRESENTED HAS BEEN RESTATED FOR ALL YEARS TO REFLECT THE MERGER OF PROGRESSIVE BANK INC. WITH AND INTO HUDSON CHARTERED BANCORP, INC. TO BECOME PREMIER NATIONAL BANCORP, INC. ON JULY 17, 1998. THE MERGER HAS BEEN ACCOUNTED FOR UNDER THE POOLING-OF-INTERESTS METHOD. THE DATA SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, RELATED NOTES, AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN AT ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA AT OR FOR THE YEAR ENDED DECEMBER 31,


                                                             1998*            1997*            1996            1995*
                                                             -----            -----            ----            -----
BALANCE SHEET DATA:
AVERAGE   - ASSETS                                           $1,630,920       $1,599,351       $1,550,059       $1,384,071
                 - DEPOSITS                                   1,459,335        1,434,636        1,391,677        1,244,531
                 - LOANS                                      1,002,263        1,046,967          996,539          940,371
                 - EQUITY                                       153,001          141,767          133,055          123,083
YEAR END - ASSETS                                             1,574,169        1,615,018        1,572,055        1,439,697
                 - DEPOSITS                                   1,407,059        1,452,698        1,420,027        1,288,072
                 - LOANS                                        952,577        1,021,541        1,024,794          945,300
                 - EQUITY                                       156,154          148,837          137,707          128,587
                 - PREFERRED STOCK INCLUDED IN EQUITY                                                                5,713
                 - INTEREST-EARNING ASSETS                    1,481,798        1,531,793        1,476,198        1,345,025
                 - INTEREST-BEARING LIABILITIES               1,167,495        1,235,643        1,222,003        1,099,356
INCOME DATA:
  NET INTEREST INCOME                                           $67,095          $66,054          $62,901          $57,265
  PROVISION FOR LOAN LOSSES                                      (5,929)          (4,475)          (5,150)          (2,900)
  REALIZED GAINS (LOSSES) ON SALES OF SECURITIES AND LOANS,
  NET                                                               816              782              327              958
  TOTAL OTHER OPERATING INCOME                                    8,736            8,687            9,379            8,127
                                                             ----------         --------         --------       ----------
  GROSS OPERATING INCOME                                         70,718           71,048           67,457           63,450
  TOTAL OTHER OPERATING EXPENSES                                (49,988)         (43,411)         (42,566)         (41,735)
                                                             ----------         --------         --------       ----------
  INCOME BEFORE INCOME TAXES                                     20,730           27,637           24,891           21,715
  INCOME TAXES (3)                                               (7,678)          (9,997)          (6,904)          (7,964)
  NET INCOME                                                     13,052           17,640           17,987           13,751
  DIVIDEND REQUIREMENTS OF PREFERRED STOCK                                                            (89)            (414)
  NET INCOME APPLICABLE TO COMMON SHARES                        $13,052          $17,640          $17,898          $13,337
                                                             ----------         --------         --------       ----------
                                                             ----------         --------         --------       ----------

PER COMMON SHARE: (1)
  BASIC EARNINGS                                                  $0.84            $1.14            $1.16            $0.89
  DILUTED EARNINGS                                                 0.82             1.11             1.13             0.83
  CASH DIVIDENDS                                                   0.48             0.45             0.37             0.31
  BOOK VALUE (2)                                                   9.95             9.60             8.90             8.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: (1)
  BASIC                                                      15,613,000       15,421,900       15,465,000       15,049,100
  DILUTED                                                    15,969,000       15,843,000       18,893,000       16,038,000
SELECTED FINANCIAL RATIOS:
  RETURN ON AVERAGE ASSETS                                         0.80%            1.10%            1.15%            0.96%
  RETURN ON AVERAGE EQUITY                                         8.53            12.44            13.45            10.84
  AVERAGE EQUITY TO AVERAGE ASSETS                                 9.38             8.86             8.57             8.89
  ALLOWANCE FOR LOAN LOSSES AS A PERCENTAGE OF LOANS               2.18             1.85             1.78             1.75
  ALLOWANCE FOR LOAN LOSSES AS A PERCENT OF NONPERF. LOANS          226              214             1.81              155
  NONPERFORMING LOANS AND OREO TO TOTAL LOANS & OREO               1.03             1.00             1.26             1.47
  CAPITAL TO RISK-WEIGHTED ASSETS                                 15.38            15.30            14.88            16.16
  COMMON DIVIDEND PAYOUT RATIO                                    62.89            33.80            32.80            35.10
  TIER 1 CAPITAL TO AVERAGE ASSETS (LEVERAGE RATIO)                9.13             8.69             8.11             8.89








                                                            1994*
                                                            -----
BALANCE SHEET DATA:
AVERAGE   - ASSETS                                          $1,294,238
                 - DEPOSITS                                  1,159,462
                 -  LOANS                                      858,576
                 - EQUITY                                      118,530
YEAR END - ASSETS                                            1,342,269
                 - DEPOSITS                                  1,204,399
                 -  LOANS                                      896,910
                 - EQUITY                                      118,478
                 - PREFERRED STOCK INCLUDED IN EQUITY            5,714
                 - INTEREST-EARNING ASSETS                   1,264,268
                 - INTEREST-BEARING LIABILITIES              1,024,763
INCOME DATA:
  NET INTEREST INCOME                                          $57,165
  PROVISION FOR LOAN LOSSES                                     (3,900)
  REALIZED GAINS (LOSSES) ON SALES OF SECURITIES AND LOANS,
   NET                                                          (4,236)
  TOTAL OTHER OPERATING INCOME                                   7,855
                                                            -----------
  GROSS OPERATING INCOME                                        56,884
  TOTAL OTHER OPERATING EXPENSES                               (44,642)
                                                            -----------
  INCOME BEFORE INCOME TAXES                                    12,242
  INCOME TAXES (3)                                              (1,308)
  NET INCOME                                                    10,934
  DIVIDEND REQUIREMENTS OF PREFERRED STOCK                        (415)
  NET INCOME APPLICABLE TO COMMON SHARES                       $10,519
                                                            -----------
                                                            -----------

PER COMMON SHARE: (1)
  BASIC EARNINGS                                                 $0.68
  DILUTED EARNINGS                                                0.64
  CASH DIVIDENDS                                                  0.30
  BOOK VALUE (2)                                                  7.47
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: (1)
  BASIC                                                     15,393,400
  DILUTED                                                   16,397,700
SELECTED FINANCIAL RATIOS:
  RETURN ON AVERAGE ASSETS                                        0.81%
  RETURN ON AVERAGE EQUITY                                        8.87
  AVERAGE EQUITY TO AVERAGE ASSETS                                9.16
  ALLOWANCE FOR LOAN LOSSES AS A PERCENTAGE OF LOANS              1.94
  ALLOWANCE FOR LOAN LOSSES AS A PERCENT OF NONPERF. LOANS         142
  NONPERFORMING LOANS AND OREO TO TOTAL LOANS & OREO              1.74
  CAPITAL TO RISK-WEIGHTED ASSETS                                15.79
  COMMON DIVIDEND PAYOUT RATIO                                   44.67
  TIER 1 CAPITAL TO AVERAGE ASSETS (LEVERAGE RATIO)               9.16




*INCLUDES AFTER TAX MERGER EXPENSE OF $5,316,000, $314,000, $145,000 AND $3,023,000 IN 1998, 1997, 1995 AND 1994 RESPECTIVELY.
(1) INFORMATION HAS BEEN ADJUSTED RETROACTIVELY TO GIVE EFFECT TO THE 10% STOCK DIVIDENDS DECLARED IN DECEMBER 1995, DECEMBER 1996 AND DECEMBER 1998, AS WELL AS A 50% STOCK DIVIDEND DECLARED SEPTEMBER 1997.
(2) AS TO 1995 INCLUDES THE DILUTIVE EFFECT OF SERIES B CONVERTIBLE PREFERRED STOCK OF APPROXIMATELY 800,000 SHARES.
(3) THE 1996 TOTALS REFLECT A TAX BENEFIT OF $2.4 MILLION RELATED TO FORMER PBI'S SETTLEMENT OF AUDITS OF CERTAIN PRIOR YEARS' TAX RETURNS. THE 1994
TOTALS REFLECT A TAX BENEFIT OF $3.5 MILLION FOR REDUCTION IN PBI'S VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is to be read in conjunction with the Company's consolidated financial statements, presented elsewhere in this report under Item 8.

FINANCIAL CONDITION

The following table compares the changes in major categories of the Company's balance sheet from December 31, 1997 to December 31, 1998 (dollars in thousands):


                                                                                     CHANGE 12/31/98 VS. 12/31/97
                                                                                     ----------------------------
                                            12/31/98                12/31/97                 AMOUNT        PERCENT
                                --------------------  ---------------------- ----------------------  -------------------
        CASH & CASH EQUIVALENTS             $174,330                 $93,261                 $81,069            86.9%
SECURITIES                                   386,851                 439,942                 (53,091)          (12.1)
LOANS                                        973,847               1,040,872                 (67,025)           (6.4)
ALLOWANCE FOR LOAN LOSSES                    (21,270)                (19,331)                  1,939            10.0
PREMISES & EQUIPMENT                          28,714                  25,318                   3,396            13.4
OTHER                                         31,697                  34,956                  (3,259)           (9.3)
                                       -------------             -----------              ----------
TOTAL ASSETS                              $1,574,169              $1,615,018                $(40,849)           (2.5)%
                                       -------------             -----------              ----------
                                       -------------             -----------              ----------
DEPOSITS:
NON-INTEREST BEARING                        $241,289                $218,780                 $22,509            10.3%
INTEREST BEARING                           1,165,770               1,233,918                 (68,148)           (5.5)
                                       -------------             -----------              ----------
TOTAL DEPOSITS                             1,407,059               1,452,698                 (45,639)           (3.2)
OTHER INTEREST BEARING LIABILITIES             1,725                   1,725
OTHER LIABILITIES                              9,231                  11,758                  (2,527)          (21.5)
                                       -------------             -----------              ----------
TOTAL LIABILITIES                          1,418,015               1,466,181                 (48,166)           (3.3)
STOCKHOLDERS' EQUITY                         156,154                 148,837                   7,317             4.9
                                       -------------             -----------              ----------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                      $1,574,169              $1,615,018                $(40,849)          ( 2.5)%
                                       -------------             -----------              ----------
                                       -------------             -----------              ----------

FINANCIAL CONDITION
DECEMBER 31, 1998 COMPARED TO DECEMBER 31, 1997

Total assets in 1998 decreased by $40.8 million from year end 1997 or 2.5%. Such declines were principally in net loans of $69.0 and $53.1 million in securities, while cash and cash equivalents increased $81.1 million. Of the decrease in loans, residential mortgages, principally ARM's, and construction loans held by the Bank decreased $87.2 million or 15.4% and consumer and other (primarily indirect automobile financing) decreased $18.6 million or 11.8%. Although the balances of residential mortgages held by the Bank declined, new originations of such loans totaled approximately $116 million of which approximately $22.6 million were sold into the secondary market reflecting the Company's interest rate risk management policy. These decreases were partially offset by increases in commercial mortgage loans which increased by $18.5 million or 8.3% and commercial and industrial loans which increased $20.3 million or 21.8%.

While average investments and taxable securities were up about $23 million, or 6.7%, at year end, a decrease of $53.1 million was due mainly to the sale of mortgage-backed securities of $50.4 million in December 1998 as part of a restructuring of the portfolio after the merger. However, municipal holdings increased by $20.0 million or 21.0%. This shift was made principally by investing in "bank-qualified" bonds within New York State, where the tax equivalent yields are significantly higher (and market price volatility value risks lower) than other securities of comparable maturity. Corporate securities also increased by $63.6 million or 173% as a result of the Company redeploying the proceeds of securities sales into a State tax advantaged subsidiary.

Deposits decreased by $45.6 million principally reflecting the Company's interest rate policies in light of its high liquidity and low loan demand. While noninterest bearing deposits increased by $22.5 million, interest bearing deposits declined by $68.1 million. Of the decrease in interest bearing deposits, $41.8 million of growth in money market deposit accounts (primarily Premier products) was offset by declines in savings accounts of $51.9 million, NOW of $7.6 million, and certificate of deposit accounts of $50.5 million. For additional information regarding deposits, see "Item 1 - BUSINESS - Deposits".

Additionally, net investments in premises and equipment increased by $3.4 million due to costs associated with branch automation and new branches in Wappingers, Newburgh, Middletown, Mt. Kisco and Somers. Of the seven offices consolidated in 1998, five were leased and two were owned facilities. Although on the market, the owned facilities have not been sold as of December 31, 1998. Other assets decreased $2.6 million, primarily due to lower levels of interest income receivable.

The allowance for loan losses grew by $1.9 million to $21.3 million or a 10% increase, as provisions for loan losses of $5.9 million exceeded net charge-offs of $4.0 million. (In June, in connection with conforming its accounting policies with regard to the allowance, the Company made an additional provision for loan losses of $1.4 million.) The allowance for loan losses represented 2.18% of total loans for 1998 compared to 1.85% in 1997. Further, the allowance for loan losses was 226% of nonperforming loans at December 31, 1998 compared to 214% at December 31, 1997, as nonperforming loans increased slightly from $9.0 million at year end 1997 to $9.4 million at year end 1998.

Stockholders' equity grew $7.3 million or 4.9% in 1998 compared to year end 1997. Of this increase, $13.1 million arose from net income and $2.8 million from the sale of additional shares of stock through the Company's dividend reinvestment and employee stock option plans and $.1 million from the net change in the unrealized gains on securities available for sale, after tax. These sources were offset by dividends declared of $8.2 million and treasury stock repurchases, in connection with the exercise of employee stock options, of $.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wishing to withdraw funds or borrowers who need to draw funds under their available credit facilities.

As detailed in the Company's Consolidated Statement of Cash Flows included in the financial statements, cash flows are derived from three sources: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $18.8 million in 1998. Investing activities (primarily purchases and sales of securities and the funding of loans) generated $112.4 million in 1998 as purchases of securities of $239.8 million did not exceed sales, maturities, and prepayment of loans and securities of $357.2 million. Financing activities used $50.1 million represented by $45.6 million decrease in deposits, dividends of $7.1 million and stock repurchases and redemptions of $.2 million, offset by the proceeds of new common stock issuances of $2.8 million. The overall result was that cash and cash equivalents increased $81.1 million at December 31, 1998. The Company's liquidity ratio (defined as cash and cash equivalents plus securities available-for-sale ($359.6 million) to total assets) was 34% at year end 1998. The average life of the available-for-sale portfolio, on a rate sensitivity basis, is slightly over three years. These liquid assets, together with maturing loans, are deemed by management to be more than adequate to meet expected liquidity needs. In addition, the Bank is a member of the Federal Home Loan Bank and has the ability to borrow substantial funds ($100 million) under its secured advance program.

The Holding Company's own liquidity needs are chiefly for paying dividends. The principal sources of income for the Company are investment income, dividends and rents received from the Bank. Dividends from the Bank are subject to certain regulatory limitations at year end. The Company had ample cash and liquid investments at the holding company level [$16 million] to meet its reasonably anticipated cash needs in 1999.

Financial institutions' assets are monetary in nature and are thus impacted by inflation, interest rate and credit considerations. This results in the need to maintain an appropriate equity to assets ratio. In addition, the Company and the Bank are subject to regulatory requirements to maintain minimum capital levels. These capital requirements and the actual levels maintained by the Bank and the Company are summarized in Note O to the Consolidated Financial Statements, included herein under Item 8. The capital levels of both the Bank and the Company exceed all regulatory requirements and Regulatory agencies have informed management that, as of December 31, 1998, the Bank qualifies for "well capitalized" status under the appropriate regulatory definitions. Further, the Company believes that the capital levels maintained are more than adequate to meet its currently foreseeable needs and that additional capital resources would be required only for exceptional investment opportunities.

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Bank's regulator developed risk-based capital standards that take account of interest-rate risk, concentration of credit risk, the risk of nontraditional activities and the actual performance and expected risk of loss on multi-family mortgages. Such standards may have the effect of increasing the level of regulatory capital that the Company and Bank are required to maintain. The Company's risk based capital ratio as of December 31, 1998 was 15.4%.

In February 1999, the Board of Directors approved a stock repurchase program and authorized management to purchase up to 1,250,000 shares (approximately 7.9%) of the Company's Common stock from the market. At the current market prices, the total repurchase program would utilize approximately $22 - $25 million offset by Dividend Reinvestment Plan issuances estimated to total approximately $2.5 million and an unknown amount of employee stock option exercises over the next two years. The purpose of the repurchase program is to offset the effects of new stock issuances under the Company's dividend reinvestment and stock option plans and for other general corporate purposes. The Company has sufficient cash and securities to effect this repurchase program over the next two years.

IMPACT OF YEAR 2000 ISSUE

 1)     The Company's state of readiness

        INFORMATION TECHNOLOGY: The Company relies heavily on complex internal and third party computer systems for all phases of its operations, including document and electronic transaction processing, interest calculation, financial record keeping and customer service. The Company has outsourced services and software for substantially all of its mission critical systems, and has been working with these third party providers since mid-1997 to address Year 2000 concerns. At December 31, 1998, mission critical applications had been certified by the providers as Year 2000 compliant.

        The Company's internal testing of these mission critical systems, originally scheduled for completion by December 31, 1998, was completed by February 28, 1999. Based on its initial review of the test results, the Company believes that its mission critical systems are now year 2000 compliant.

        A bank-wide evaluation of non-mission critical software and hardware was completed February 28, 1999. This evaluation was conducted in conjunction with an upgrade of branch automation software planned for 1998 and 1999. Replacement of non-compliant non-mission critical hardware and software is targeted for completion by June 30, 1999, and will be largely accomplished as the Company completes the roll-out of the planned branch automation hardware and software.



        NON-INFORMATION TECHNOLOGY: The Company's exposure to non-information technology systems is not material, in that its fixtures such as vaults, elevators and environmental control systems are not generally equipped with date sensitive microchips.

        THIRD PARTIES: During 1998, the Company implemented a process for evaluating the credit risk associated with its major customers.

        The Year 2000 risk associated with each credit is based in part on responses to a Year 2000 questionnaire, in part on evaluations completed by account officers and in part on other considerations, such as the type of industry and reliance on automated systems. The Company disclaims any liability or obligation for the completeness, or lack thereof, of its customers' Year 2000 remediation plans. To the extent that this process discloses borrowers or classes of borrowers with significant Year 2000 risk, the Company plans to allocate appropriate reserves for possible Y2K related credit losses. At December 31, 1998, the Company has not allocated any significant reserves for such potential losses.

        The Company is also working with its key vendors and suppliers and its correspondent banks and brokers to assure no interruption in the business relationship between the Company and these important third party providers. These key providers include, but are not limited to, payroll service providers, secondary market software providers, telephone and utility companies and fiduciary record keeping processors. The Company plans to complete additional testing in cooperation with the more critical contract providers. At December 31, 1998, the Company is not aware of the potential failure of any of these suppliers, but will continue to monitor and evaluate their Year 2000 readiness.

        The Company is critically dependent on certain unrelated non-contractual third parties for the conduct of its business, such as the Federal Reserve payment system, the automated clearinghouse system, and telecommunications and local energy providers. The Company exercises no influence over these providers, and there are few, if any, alternatives for obtaining these services. At December 31, 1998 the Company had successfully completed testing its wire transfer system with the Federal Reserve Bank, and had also successfully completed its testing with the automated clearinghouse system.

2)      THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

        Management does not consider the amounts expended to date to be material, and the projected costs to be incurred over the next 12 months are not expected to have a material effect on the Company's results of operations or financial position. These projected costs include upgrading a number of the Company's ATMs, replacing non-compliant network software and testing costs incurred in connection with certain phases of the Company's test plan, which will include proxy testing and scheduling test time with the Bank's primary service bureau, and will include the costs of consultants engaged to evaluate the results of the Company's Year 2000 testing program.

        At December 31, 1998, the Company has incurred approximately $47,000 of the originally estimated $300,000 in anticipated Year 2000 costs. These anticipated costs included renovation of custom code by a third party provider, proxy testing, the cost of consultants, and the renovation of certain ATMs and vaults. Although this original estimate seems to remain appropriate, no assurance can be given that challenges will not be uncovered in the future which will require additional expense to address.

        Although the Company does not specifically monitor the cost of internal resources diverted to the Year 2000 project, these costs have consumed, and can be expected to continue to consume, a substantial portion of these internal resources, notably information technology department resources. Management will fund these Year 2000 costs, which represent current best estimates, from normal cash flow.

3)      THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

        At December 31, 1998, the Company views an extended disruption in service to its customers as the most likely worst case scenario. If the Company's mission critical systems are not compliant, it may not be able to correctly process transactions in a reasonable period of time. This scenario could result in a wide variety of claims for improper handling of its assets as well as liabilities and other borrowings from its customers.

        At December 31, 1998, management deems the probability of this scenario to be low, but the impact of any such disruption on the Company could be anticipated to be material, and to raise serious concerns about the ability of the Company to continue.

        A more likely scenario is one in which the Company experiences temporary disruptions in service of one or more of the unrelated vendors on which the Company or its data processing company is critically dependent is not Year 2000 compliant. These unrelated vendors include providers of telecommunication services and other utilities. The Company would manage this risk by relying, temporarily, on manual record keeping; as well as by closing or limiting hours of operations at selected offices, and by utilizing staff and equipment at locations not affected by the loss of service.

4)      THE COMPANY'S CONTINGENCY PLANS

        The Company anticipates completing its initial mission critical Year 2000 contingency plans by March 31, 1999. The deferral from the original target date of January 31, 1999 is the result of the rescheduling of mission critical testing to February 1999.


ASSET/LIABILITY MANAGEMENT

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities and capital resources. The Company's Investment Committee of the Board monitors, and the Bank, through its treasury division, controls the rate sensitivity of the balance sheet while maintaining an appropriate level of net interest income contribution to the operations of the Company.

The Company's net interest revenue is affected by fluctuations in market interest rates as a result of timing differences in the repricing of its assets and liabilities. These repricing differences are quantified in specific time intervals and are referred to as interest rate sensitivity gaps. The Company manages the interest rate risk of current and future earnings to a level that is consistent with its mix of businesses and seeks to limit such risk exposure to appropriate percentages of both earnings and the imputed value of stockholders' equity. The objective in managing interest rate risk is to support the achievement of business strategies, while controlling earnings variability and ensuring appropriate liquidity. Further, the historical level of demand deposits (approximately 20% of total assets) serves to mitigate the effects of increases in interest rates and reduces the average cost of total liabilities.

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of December 31, 1998, based upon the known repricing dates of certain assets at amortized cost and liabilities and the assumed repricing dates of others. As shown in the chart below, at December 31, 1998, assuming no management action, the Company's principal interest rate risk is to a rising rate environment and particularly within one year time frame. That is, net interest revenue would be expected to be adversely affected by an increase in interest rates above the rates embedded in the current yield curve, principally due to the higher level of liabilities ($1,077) that would reprice relative to similarly situated assets ($791) in that time frame.

This exposure would be mitigated over the longer term as the Company has $589.0 million more in repriceable interest earning assets than interest bearing liabilities beyond one year.

This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of rate and spread movements nor management's actions that may be taken to manage this risk.


                                  THREE MONTHS   FOUR MONTHS TO    TOTAL WITHIN  ONE YEAR TO FIVE   GREATER THAN
MATURITY REPRICING DATE (1) (2)      OR LESS        ONE YEAR         ONE YEAR         YEARS          FIVE YEARS       TOTAL
-------------------------------- --------------  ---------------  -------------- ---------------- ---------------- ------------
SECURITIES                              $75,745          $53,598        $129,343         $173,034          $81,859     $384,236
FED FUNDS                               121,100                          121,100                                        121,100
FIXED RATE LOANS                         74,867           65,468         140,335                                          364,280
FLOATING RATE LOANS                     200,443          199,582         400,025          195,225            5,449      600,699
                                        -------          -------         -------          -------            -----      -------
TOTAL INTEREST
 EARNING ASSETS (1)                     472,155          318,648         790,803          544,558          134,954    1,470,315
                                        -------          -------         -------          -------          -------    ---------
OTHER INTEREST BEARING DEPOSITS(3)      367,839          320,844         688,683                             3,812      692,495
TIME AND OTHER (3)                      190,617          195,994         386,611           83,128            3,535      473,274
FHLB ADVANCE                              1,725                            1,725                                          1,725
                                        -------          -------         -------          -------            -----      -------
TOTAL INTEREST-
 BEARING LIABILITIES                    560,181          516,838       1,077,019           83,128            7,347    1,167,494
                                        -------          -------       ---------           ------            -----    ---------
INTEREST SENSITIVITY GAP (4)          $(88,026)       $(198,190)      $(286,216)         $461,430         $127,607     $302,821
                                        -------          -------         -------          -------            -----      -------
                                        -------          -------         -------          -------            -----      -------
GAP AS A PERCENT OF
 EARNING ASSETS                           (6.0)%          (13.5)%         (19.5)%            31.4%             8.7%        20.6%
                                        -------          -------         -------          -------            -----      -------
                                        -------          -------         -------          -------            -----      -------


NOTES TO CHART:

(1) INTEREST RATE SENSITIVITY GAPS ARE DEFINED AS THE FIXED RATE POSITIONS (ASSETS LESS LIABILITIES) FOR A GIVEN TIME PERIOD. THE GAPS MEASURE THE TIME WEIGHTED DOLLAR EQUIVALENT VOLUME OF POSITIONS FIXED FOR A PARTICULAR PERIOD. THE GAP POSITIONS REFLECT A REPRICING DATE AT WHICH DATE FUNDS ARE ASSUMED TO "MATURE" AND REPRICE TO A CURRENT MARKET RATE FOR THE ASSET OR LIABILITY. THE TABLE DOES NOT INCLUDE LOANS ON NONACCRUAL STATUS OR NET UNREALIZED GAINS RECORDED ON "AVAILABLE-FOR-SALE" SECURITIES AS OF DECEMBER 31, 1998.

(2) VARIABLE RATE BALANCES ARE REPORTED BASED ON THEIR REPRICING FORMULAS. FIXED RATE BALANCES ARE REPORTED BASED ON THEIR SCHEDULED CONTRACTUAL MATURITY DATES, EXCEPT FOR CERTAIN INVESTMENT SECURITIES AND LOANS SECURED BY 1-4 FAMILY RESIDENTIAL PROPERTIES THAT ARE BASED ON ANTICIPATED CASH FLOWS.

(3) SAVINGS ACCOUNTS: ONE HALF OF THE LEVEL OF "MERIT" SAVINGS ACCOUNTS, WHICH REPRICE AGAINST CHANGES IN THE FEDERAL RESERVE DISCOUNT RATE, ARE CLASSIFIED AS THREE MONTHS OR LESS MATURITIES. MANAGEMENTS' ANALYSIS OF CHANGES IN LEVELS INDICATE THAT CHANGES IN THIS RATE ARE APPROXIMATELY HALF AS OFTEN AS CHANGES IN OTHER MARKET RATES. THE BALANCE OF THESE ACCOUNTS AND OTHER SAVINGS ACCOUNTS ARE CLASSIFIED AS FOUR MONTHS TO ONE YEAR MATURITIES, REFLECTING THE LAGGING PERIOD THAT HISTORICALLY EXISTS IN RATES PAID ON PASSBOOK AND SAVINGS ACCOUNTS. OTHER DEPOSITS:
         TIME DEPOSITS ARE CLASSIFIED BY CONTRACTUAL MATURITY OR REPRICING FREQUENCY. NOW ACCOUNTS ARE CLASSIFIED AS FOUR MONTHS TO ONE YEAR MATURITIES. THE BALANCE OF DEPOSITS ARE CONSIDERED LESS THAN THREE MONTHS, INCLUDING ALL MONEY MARKET DEPOSIT ACCOUNTS. THE INTEREST RATE SENSITIVITY ASSUMPTIONS PRESENTED FOR THESE DEPOSITS ARE BASED ON HISTORICAL AND CURRENT EXPERIENCES REGARDING BALANCE RETENTION AND INTEREST RATE REPRICING BEHAVIOR.

(4) NON-INTEREST BEARING DEPOSIT LIABILITIES WERE APPROXIMATELY $241.3 MILLION AT DECEMBER 31, 1998.

INTEREST RATE RISK

Management of interest rate risk focuses on both tactical (one year or less) and structural (beyond one year) time frames. The Company has established interest rate risk limits based on an Earnings at Risk (EAR) concept and on an imputed market value of portfolio equity (MVPE). EAR measures the potential adverse impact on earnings from a given change in the yield curve, while the market value of portfolio equity risk limit is set in terms of changes in the economic present value of future cash flow streams. To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on EAR and MVPE under various interest rate scenarios. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Model parameters are determined based on past interest rate movements and are periodically updated. EAR is calculated by multiplying the gap between asset and liability maturities/repricings by given changes in the yield curve. MVPE is calculated by subtracting the net present value of deposits and other interest bearing liabilities from the net present value of interest earning assets using the same yield curve model. Both MVPE and EAR are measured assuming a parallel change in market interest rates up 300 basis points and down 300 basis points over a one year shock.

While the Company principally utilizes the parallel rate shift model for monitoring its compliance with its interest rate risk limits, it also periodically reviews and assesses its rate risk exposure to non-parallel yield curve changes (including inversion). Compliance with established limits is monitored by the Investment Committee and the Company's interest rate risk profile is presented quarterly to the Board of Directors. Both MVPE and EAR assess the Company's interest rate risk based on the Company's current asset and liability mix. Such limit for MVPE changes is a maximum 50% change in the excess of the Company's current MVPE over the Company's GAAP equity value. At year end 1998, this limit was $25.6 million. For EAR, the limit is not greater than a $15 million (pre-tax) change in EAR.

The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity (market value of assets, less liabilities). The interest rate scenarios presented in the table are based on interest rates at December 31, 1998 adjusted by instantaneous parallel rate changes upward and downward of up to 300 basis points. Each rate scenario reflects unique prepayment and repricing assumptions.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The net interest income variability reflects the Company's negative interest rate sensitivity gap. The MVPE is significantly impacted by the estimated effect of prepayments on the value of loans, and amortizing investment securities. Further, this analysis is based on the Company's present profile of assets, liabilities and equity and does not reflect any actions the Company might undertake in response to changes in market interest rates. This action could minimize the change in MVPE in the various rate scenarios (in thousands).


CHANGE IN                     CHANGE IN NET INTEREST        CHANGE IN MARKET VALUE OF
----------                    -----------------------       -------------------------
INTEREST RATES                INCOME (EAR)                  PORTFOLIO EQUITY (MVPE)       % CHANGE MVPE
--------------                ------------                  -----------------------       -------------
+300                                     $1,399                        $8,568                         4.2%
+200                                      1,082                         6,203                         3.0%
+100                                        537                         3,314                         1.6%
   0                                          0                             0                           0
-100                                       (615)                       (4,274)                       (2.1)%
-200                                       (957)                       (8,210)                       (4.0)%
-300                                     (1,208)                      (11,014)                       (5.3)%


MORTGAGE-BACKED AND SBA SECURITIES OF U.S. GOVERNMENT AGENCIES

The Company currently invests in mortgage-backed securities (FHLMC, FNMA, and GNMA) and SBA pooled loans in connection with its asset/liability management strategy. As of December 31, 1998, the Company had $73.5 million in fixed rate securities and $24.8 million in adjustable rate securities of this nature. These securities are all guaranteed by U.S. Government agencies and are, therefore, of the highest investment grade. These securities are subject to varying monthly payments due to varying prepayments by the borrowers on the underlying loans. As a general rule, when interest rates rise, prepayments slow down, extending the anticipated maturities of the fixed rate securities. Conversely, when interest rates decline, prepayments rise, as many of the borrowers refinance their loans at lower rate levels. The Company may not be able to reinvest the proceeds of prepayments in securities or other earning assets with comparable yields, which can adversely affect net interest income. Prepayment levels affect the contractual repayment profile of the securities.

These uncertainties cause more volatile market value shifts than do serial or single payment bonds, particularly as interest rates rise. The Company manages this portion of its investment portfolio by only investing in such fixed rate securities with expected average lives of 2-4 years but not greater than 5 years, or in adjustable rate securities which evidence lower price volatility due to their adjustable rate feature.

RESULTS OF OPERATIONS

The table that follows sets forth the major components of net income for each of the three years ended December 31, 1998, 1997 and 1996. Net income decreased $4.6 million in 1998 over 1997. This decrease is due entirely to a pretax merger-related expense of $7.5 million recorded in 1998 vs. $.5 million for similar expense in 1997. [After tax merger-related expense was $5.3 million in 1998 and $.3 million in 1997.] The Company also experienced an increase in net interest income of $1.0 million and a slight increase in other income of $.08 million. These 1998 results also reflect $.7 million (after tax) in charges to conform the accounting policies of the predecessor companies. Reported diluted earnings per share decreased by $.29 per share to $.82. Net income for 1997 was $17.6 million or $1.11 per diluted share compared to net income for 1996 of $18.0 million or $1.13 per diluted share. Excluding merger-related expenses, net income would have been $18.4 million in 1998 or $1.15 per diluted share compared to $17.9 million or $1.14 per diluted share in 1997.

Return on average assets was .80%, 1.10% and 1.15% in 1998, 1997 and 1996, respectively. The return on average equity was 8.53%, 12.44% and 13.45% in 1998, 1997 and 1996, respectively. Excluding merger-related expense, return on average assets would have been 1.13% and 1.12% in 1998 and 1997, respectively, and return on average equity would have been 12.01% and 12.66% for 1998 and 1997, respectively.


                                               YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                           1998 VS.     % CHANGE                    1997 VS.      % CHANGE
                                             1997       1998 VS.                      1996         1997 VS.
                               1998        VARIANCE       1997          1997        VARIANCE        1996           1996
                           ------------  ------------ ------------  ------------ -------------- -------------  ------------
TOTAL INTEREST
  INCOME                       $120,327      $(1,218)       (1.0)%      $121,545         $4,621          4.0%      $116,924

TOTAL INTEREST
  EXPENSE                        53,232       (2,259)        (4.1)        55,491          1,468           2.7        54,023
                           ------------  ------------               ------------ --------------                ------------
NET INTEREST INCOME              67,095         1,041          1.6        66,054          3,153           5.0        62,901

PROVISION FOR LOAN
  LOSSES                          5,929         1,454         32.5         4,475          (675)        (13.1)         5,150
                           ------------  ------------               ------------ --------------                ------------
NET INTEREST INCOME
  AFTER PROVISION
  FOR LOAN LOSSES                61,166         (413)        (0.7)        61,579          3,828           6.6        57,751

OTHER INCOME                      9,552            83          0.9         9,469          (237)         (2.4)         9,706
                           ------------  ------------               ------------ --------------                ------------
GROSS OPERATING
  INCOME                         70,718         (330)        (0.5)        71,048          3,591           5.3        67,457

MERGER EXPENSE                    7,511         6,970      1,288.4           541            541         100.0             -

OTHER EXPENSE                    42,477         (393)        (0.9)        42,870            304           0.7        42,566
                           ------------  ------------               ------------ --------------                ------------
INCOME BEFORE
  INCOME TAXES                   20,730       (6,907)       (25.0)        27,637          2,746          11.0        24,891

INCOME TAXES                      7,678       (2,319)       (23.2)         9,997          3,093          44.8         6,904
                           ------------  ------------               ------------ --------------                ------------
NET INCOME                      $13,052      $(4,588)      (26.0)%       $17,640         $(347)        (1.9)%       $17,987
                           ------------  ------------               ------------ --------------                ------------
                           ------------  ------------               ------------ --------------                ------------
PER COMMON SHARE:*
    BASIC EARNINGS                 $.84                                    $1.14                                      $1.16
                           ------------  ------------               ------------ --------------                ------------
                           ------------  ------------               ------------ --------------                ------------
    DILUTED EARNINGS                .82                                     1.11                                       1.13
                           ------------  ------------               ------------ --------------                ------------
                           ------------  ------------               ------------ --------------                ------------

(*) BASED UPON THE WEIGHTED-AVERAGE NUMBER OF DILUTED SHARES OF COMMON STOCK OUTSTANDING DURING EACH OF THE PERIODS, ADJUSTED RETROACTIVELY FOR 10% STOCK DIVIDENDS DECLARED DECEMBER 1996, 1997 AND 1998, AND THE 50% STOCK DIVIDEND DECLARED SEPTEMBER 1997.

Net interest income is the primary component of the Company's earnings and is derived from interest income earned on loans and securities offset by interest expense paid on deposits and other interest-bearing liabilities.

The following table presents, for each of the years 1998, 1997 and 1996, the average balances of the various categories of the Company's balance sheet and the related interest income on earning assets and interest expense on interest-bearing deposits and liabilities. Also presented are the related average tax equivalent interest yields and interest rates paid on the Company's interest-earning assets and interest-bearing liabilities.

AVERAGE BALANCES, INTEREST, AND AVERAGE YIELDS/COSTS FOR THE YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS):


                                    1998                               1997                                 1996
                                    ----                               ----                                 ----
                                              AVERAGE                             AVERAGE                              AVERAGE
                      AVERAGE                 YIELD/       AVERAGE                YIELD/      AVERAGE                   YIELD/
                      BALANCE     INTEREST     COST        BALANCE    INTEREST     COST       BALANCE      INTEREST      COST
------------------  ------------ ---------- -----------  -----------  ---------  ---------  ------------  ----------- ----------
ASSETS
LOANS(1)              $1,002,263    $89,807       8.96%   $1,046,967    $93,849      8.96%      $996,539      $88,826      8.91%
TAXABLE
  SECURITIES             363,068     22,736        6.26      340,075     21,782       6.41       356,278       22,692       6.37
TAX-EXEMPT
  SECURITIES (2)          81,688      5,558        6.80       69,199      5,002       7.23        47,656        3,409       7.15
FED FUNDS SOLD            82,381      4,171        5.06       48,357      2,613       5.40        53,688        3,155       5.88
                    ------------ ----------              -----------  ---------             ------------    ---------
                    ------------ ----------              -----------  ---------             ------------    ---------
TOTAL INTEREST
  EARNING ASSETS       1,529,400    122,272        7.99    1,504,598    123,246       8.19     1,454,161      118,082       8.12
                    ------------ ----------              -----------  ---------             ------------    ---------
CASH & DUE FROM
  BANKS                   51,706                              44,344                              44,123
PREMISES &
  EQUIPMENT               27,525                              25,654                              26,440
OTHER ASSETS              42,425                              43,807                              42,844
ALLOWANCE FOR
  LOAN LOSSES           (20,136)                            (19,052)                            (17,509)
                    ------------                         -----------                        ------------
TOTAL NON-INTEREST
 EARNING ASSETS          101,520                              94,753                              95,898
                    ------------                         -----------                        ------------
TOTAL ASSETS          $1,630,920    122,272       7.50%   $1,599,351    123,246      7.71%    $1,550,059     $118,082      7.62%
                    ------------ ----------              -----------  ---------             ------------    ---------
                    ------------ ----------              -----------  ---------             ------------    ---------
LIABILITIES
MONEY MARKET            $314,383    $13,552        4.31     $266,022    $12,143       4.56      $204,921       $9,136       4.46
NOW ACCOUNTS              71,777        825        1.15       71,074        944       1.33        75,976        1,050       1.38
SAVINGS                  333,273     11,470        3.44      368,277     13,955       3.79       381,731       14,213       3.72
TIME DEPOSITS            511,892     27,290        5.33      524,625     28,342       5.40       540,549       29,463       5.45
OTHER                      1,725        95         5.51        1,809        107       5.91         2,782          161       5.79
                    ------------ ----------              -----------  ---------             ------------    ---------
TOTAL INTEREST
  BEARING
  LIABILITIES          1,233,050     53,232        4.32    1,231,807     55,491       4.50     1,205,959       54,023       4.48
DEMAND DEPOSITS
                         228,010                             204,638                             188,500
OTHER                     16,859                              21,139                              22,545
                    ------------                         -----------                        ------------
                    ------------                         -----------                        ------------
TOTAL NON-
 INTEREST BEARING
LIABILITIES              244,869                             225,777                             211,045
AVERAGE COST OF
TOTAL LIABILITIES                                 3.60%                              3.81%                                 3.81%
STOCKHOLDERS'
  EQUITY                 153,001                             141,767                             133,055
                    ------------                         -----------                        ------------
TOTAL LIABILITIES
  AND EQUITY          $1,630,920     53,232       3.26%   $1,599,351     55,491      3.47%    $1,550,059       54,023      3.49%
                    ------------ ----------              -----------  ---------             ------------    ---------
                    ------------                         -----------                        ------------

(TABLE CONTINUED ON NEXT PAGE.)


                                    1998                               1997                                1996
                                    ----                               ----                                ----
                                              AVERAGE                             AVERAGE                             AVERAGE
                       AVERAGE                YIELD/     AVERAGE                  YIELD/      AVERAGE                  YIELD/
                       BALANCE   INTEREST      COST      BALANCE     INTEREST      COST       BALANCE    INTEREST       COST
-------------------  ----------- ---------- -----------  ---------- -----------  ---------  ----------- ----------- ------------
NET INTEREST
  MARGIN                             69,040       4.51%                  67,755      4.50%                   64,059        4.41%
LESS TAX
  EQUIVALENT
  ADJUSTMENTS                       (1,945)                             (1,701)                             (1,158)
                                    -------                             -------                             -------
NET INTEREST
  INCOME                            $67,095       4.39%                 $66,054      4.39%                  $62,901        4.33%
                                    -------       -----                 -------      -----                  -------        -----
                                    -------       -----                 -------      -----                  -------        -----
EXCESS OF INTEREST
EARNING ASSETS OVER
INTEREST BEARING
LIABILITIES             $296,350                           $272,791                            $248,202
RATIO OF AVERAGE
INTEREST EARNING
ASSETS TO AVERAGE
INTEREST BEARING
LIABILITIES              124.03%                            122.15%                             120.58%

(1) AVERAGE BALANCES INCLUDE NON-ACCRUAL LOANS.
(2) YIELDS ON TAX-EXEMPT SECURITIES BASED ON A FEDERAL TAX RATE OF 35% IN 1998 AND 34% IN 1997 AND 1996.

The Company's net interest margin (tax equivalent net interest income dividend by average earning assets) has continued to improve over the period from 4.41% in 1996 to 4.50% in 1997 and 4.51% in 1998 as the Company continued its efforts to improve the quality of its core net interest income. In 1998, the Company's interest margin increased due to downward pricing of interest paid on interest bearing deposits and other interest bearing liabilities. In 1997, net interest margin improved primarily from income earned on higher levels of loans and tax-exempt securities.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

                                             1998 COMPARED TO 1997                         1997 COMPARED TO 1996
                                          INCREASE/(DECREASE) DUE TO:                   INCREASE/(DECREASE) DUE TO:
                                     VOLUME           RATE         TOTAL (1)       VOLUME          RATE         TOTAL (1)
                                     ------           ----         ---------      -------         -----         ---------
INTEREST EARNED ON:(2)
LOANS                                  $(4,006)           $(36)       $(4,042)       $4,521            $502         $5,023
TAXABLE SECURITIES                        1,440           (486)            954       (1,038)            128           (910)
TAX-EXEMPT SECURITIES                       850           (294)            556        1,557              36          1,593
FEDERAL FUNDS SOLD                        1,723           (165)          1,558         (288)           (254)          (542)
                                    -----------           -----          -----     ---------        --------        --------
TOTAL INTEREST INCOME                         7           (981)          (974)        4,752             412          5,164
                                    -----------           -----          -----     ---------        --------        --------
INTEREST PAID ON:
MONEY MARKET ACCOUNTS                     2,085           (676)          1,409        2,789             218          3,007
NOW ACCOUNTS                                  8           (127)          (119)          (65)            (41)          (106)
SAVINGS ACCOUNTS                        (1,205)         (1,280)        (2,485)         (510)            252           (258)
TIME DEPOSITS                             (679)           (373)        (1,052)         (860)           (261)        (1,121)
OTHER                                       (4)             (8)           (12)          (58)              4            (54)
TOTAL INTEREST EXPENSE                      205         (2,464)        (2,259)        1,296             172          1,468
NET INTEREST MARGIN                       (198)           1,483          1,285        3,456             240          3,696
LESS TAX EQUIVALENT EFFECT                (297)              53          (244)         (529)            (14)          (543)
NET INTEREST INCOME                      $(495)         $ 1,536         $1,041      $ 2,927           $ 226         $3,153
                                    -----------           -----          -----     ---------        --------        --------
                                    -----------           -----          -----     ---------        --------        --------

(1) THE CHANGE IN INTEREST DUE TO BOTH RATE AND VOLUME HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR

AMOUNTS OF THE CHANGE IN EACH TO THE TOTAL CHANGE.
(2) YIELDS ON TAX EXEMPT SECURITIES BASED ON A FEDERAL TAX RATE OF 35% IN 1998 AND $34% IN 1997 AND 1996.

In 1998 vs. 1997, net interest income was positively impacted by $1.5 million due to changes in rates. The primary component was decreases in rates paid on deposits of $2.5 million. While overall gross interest income was down slightly due to changes in volume, average loan interest volume declines of $4.0 was offset by increases in the securities portfolio, while the average increase in the volume of interest bearing liabilities reduced interest income by $.2 million.

In 1997 vs. 1996, net interest income was positively impacted by $2.9 million, due to changes in volume, as the impact of increases in average earning assets, primarily in average loans and tax-exempt securities offset the impact of increasing money market account balances. Net interest income also was also positively impacted $.2 million in 1997 due to changes in interest rates on earning assets net of increases on interest bearing liabilities.

ASSET QUALITY AND PROVISIONS FOR LOAN LOSSES

The following table presents details of the Company's nonperforming assets and restructured loans. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to interest or principal or, with respect to "current" loans, if management has doubts about the ability of the borrower to regularly pay interest and/or principal on a timely basis. When interest accruals are discontinued, any interest income credited to the current year which has not been collected is reversed, and any interest accrued in the prior year is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the loan is in the process of collection and the estimated fair value of the collateral is sufficient to cover the principal and accrued interest. If payments on nonaccrual loans are made, income is recorded when received unless management has reason to doubt the ultimate collectibility of the principal remaining on the loan in which all payments are applied to principal. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions.

The table below summarizes the Company's non-performing assets and restructured loans for the years indicated (in thousands):


                                                                                     At December 31,
                                                          1998          1997         1996        1995                 1994
                                                  ------------  ------------ ------------  -----------------  ------------
Nonaccrual loans (1)                                    $8,868        $7,889       $9,113            $10,010        $9,643
Accruing loans past due 90 days  or more (2)               497           443          645                694           953
Restructured loans and troubled  debt                       28           682          500              1,849         1,919
                                                  ------------  ------------ ------------  -----------------  ------------
Total non-performing loans                               9,393         9,014       10,258             12,553        12,515
                                                  ------------  ------------ ------------  -----------------  ------------
AMOUNT COLLATERALIZED BY REAL  ESTATE                    8,282         8,420        8,701             10,141        11,867
                                                  ------------  ------------ ------------  -----------------  ------------
Other real estate owned                                    628         1,366        2,923              1,758         3,415
                                                  ------------  ------------ ------------  -----------------  ------------
Total non-performing assets                            $10,021       $10,380      $13,181            $14,311       $15,930
                                                  ------------  ------------ ------------  -----------------  ------------
                                                  ------------  ------------ ------------  -----------------  ------------

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

(2) Includes loans and mortgages secured by residential real estate of $224, $128, $457, $406 and $577 at December 31, 1998, 1997, 1996, 1995,
        and 1994, respectively.

Non-performing loans increased by $.4 million to $9.4 million at December 31, 1998 as the result of several residential mortgage loans being placed on nonaccrual status partially offset by declines in restructured loans. Other real estate owned declined $.7 million due to disposal of such properties. Of the amount of non-performing loans outstanding at December 31, 1998, $8.3 million is collateralized by real estate (approximately 88%). At December 31, 1997, the Company had $9.0 million in non-performing loans of which $8.4 million (93%) was collateralized by real estate compared to December 31, 1996 non-performing loans total $10.3 million (85% being collateralized by real estate). Other real estate owned (OREO) comprised eight properties at December 31, 1998 of which one was a commercial property and seven were residential properties. During the year the Company's net disposal of OREO properties was $.7 million.

For a discussion of the allowance for loan losses, concentrations of credit risk and impaired loans, see Notes A, C and D to the 1998 Consolidated Financial Statements, under Item 8 contained herein. At December 31, 1998, there were no commitments to lend additional funds to borrowers whose loans were classified as non-performing.

If the Company's nonaccrual loans had been current in accordance with the original loan terms, $892,000 in gross interest income would have been recorded in 1998 vs. $858,000 in 1997 and $1,038,000 in 1996. The actual amount of interest income on nonaccrual loans recorded in interest income for 1998 was $100,000 vs. $273,000 in 1997 and $215,000 in 1996.

At December 31, 1998, the Company had a total of approximately $19.0 million in loans classified as substandard, in addition to the nonperforming assets noted above. Of this amount, $14.5 million are loans collateralized by real estate. Such loans may be classified as nonperforming in the future, if present concerns about the borrower's ability to comply with repayment terms become clearly evident.

The following table details changes in the Allowance for Loan Losses for the years ended December 31 (in thousands):


                                                           1998           1997           1996          1995           1994
------------------------------------------------- -------------  -------------  ------------- -------------  -------------
Balance at beginning of year                            $19,331        $18,533        $16,803       $17,728        $21,242

Chargeoffs:

  Commercial                                                406          1,448            894           441            407

  Installment                                             1,620          1,146            821           812            527

  Real estate                                             3,344          2,164          2,575         3,299          6,984
                                                  -------------  -------------  ------------- -------------  -------------
Total chargeoffs                                          5,370          4,758          4,290         4,552          7,918
                                                  -------------  -------------  ------------- -------------  -------------
Recoveries:

  Commercial                                                462            164            118            81            114

  Installment                                               481            160            180           249            224

  Real estate                                               437            757            572           397             97
                                                  -------------  -------------  ------------- -------------  -------------
Total recoveries:                                         1,380          1,081            870           727            435
                                                         ------         ------         ------         -----          ----
Net charge-offs                                          (3,990)        (3,677)        (3,420)       (3,825)        (7,483)
                                                  -------------  -------------  ------------- -------------  -------------
Provision for loan losses                                 5,929          4,475          5,150         2,900          3,900

Transfers, other*                                                                                                       69
                                                                                                             -----------
Balance at end of year                                  $21,270        $19,331        $18,533       $16,803       $ 17,728
                                                  -------------  -------------  ------------- -------------  -------------
                                                  -------------  -------------  ------------- -------------  -------------
Ratio of net charge-offs to
 average loans outstanding
 during year                                               .40%           .35%           .34%          .41%           .87%

Allowance for loan losses as a
 percent of year-end loans                                 2.18           1.85           1.78          1.75           1.94

Allowance as a percent of non-                              226            214            181           134            142
 performing loans

*An adjustment of $69 was transferred to the allowance for the loan losses as a result of the acquisition of assets and liabilities of the First National Bank of Armenia.

The provision for loan losses, which is charged to operations, is based on both the amount of net loan losses incurred and management's ongoing evaluation of the level and composition of risk in the loan portfolio. The evaluation considers, in addition to the results of a continuous program of individual loan assessment, factors including, but not limited to, general economic conditions and expected impact of Year 2000 on its borrowers and recent trends, loan portfolio composition, the level of nonperforming assets, prior loan loss experience and trends, growth of the portfolio and management's statistical estimate of losses inherent in the portfolio. The Company has not been involved in any foreign loans or highly leveraged transactions, which are generally considered high risk loans. The provision for loan losses increased by $1.4 million or 32.5% in 1998 compared to a decrease of $.7 million or 13.1% in 1997. This increase was substantially attributable to a special provision of $1.4 million taken in June of 1998 to conform the provisioning policy of the constituent banks.

The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans:


                                1998                  1997                 1996                 1995                 1994
                               ------                ------               ------               ------               -----
                                      % of                 % of                 % of                  % of                 % of
Balance at end of                    total                 total                total                total                total
year applicable to:        Amount    loans      Amount     loans     Amount     loans     Amount     loans     Amount     loans
                         ---------- --------  ---------- --------- ---------- --------- ----------  -------- ----------  --------
Commercial                   $2,472    11.7%      $2,131      9.0%     $2,476      7.9%     $2,355      7.9%     $2,010     11.1%

Consumer & other              3,530     14.4       3,699      15.1      3,341      14.6      2,307      12.5      2,189      11.6

Real Estate - Mortgage       11,679     73.9       9,451      75.9      6,964      77.5      8,319      79.6      8,976      77.3

Unallocated                   3,589                4,050                5,752                3,822                4,553
                         ---------- --------  ---------- --------- ---------- --------- ----------  -------- ----------  --------
Total allowance
for loan losses             $21,270     100%     $19,331      100%    $18,533      100%    $16,803      100%    $17,728      100%
                         ---------- --------  ---------- --------- ---------- --------- ----------  -------- ----------  --------
                         ---------- --------  ---------- --------- ---------- --------- ----------  -------- ----------  --------


The ratio of allowance for loan losses to total loans has remained relatively stable varying between 1.8% and 2.2% from 1994 through 1998. The ratio of the allowance to nonperforming loans has steadily increased since 1994, as the Company loan loss allowance model reflects the risk potential of both performing and non-performing loans. This ratio also does not reflect collateral values, although the large majority of the Bank's nonperforming assets are collateralized by real estate. Net charge-offs of loans were $4.0 million in 1998 as compared to $3.7 million in 1997 and $3.4 million in 1996.

Management believes the allowance for loan losses is adequate to cover credit risk inherent in the portfolio but no assurance can be given that the current apparent stabilization of the local economy will not be unsettled by future events. Such developments could be expected to adversely affect the financial performance of the Company.

NONINTEREST INCOME

The following table details the components of noninterest income for the years ended December 31 (dollars in thousands):


                                                     NET CHANGE                            NET CHANGE
                                     1998       AMOUNT       PERCENT      1997         AMOUNT     PERCENT         1996
--------------------------------  ----------- -----------  ----------- -----------  ----------- ------------  ------------
INCOME FROM FIDUCIARY
  ACTIVITIES                             $923        $186        25.2%        $737         $94        14.6%          $643
SERVICE CHARGE INCOME                   7,516        (218)       (2.8)       7,734        (209)       (2.6)         7,943
NET REALIZED GAINS (LOSSES)
 ON SECURITIES                            373          44        13.4          329         366       989.2            (37)
NET GAINS ON SALES OF
  LOANS                                   443         (10)       (2.2)         453          89        24.5            364
OTHER                                     297          81        37.5          216        (577)      (72.8)           793
                                  ----------- -----------              -----------  -----------               ------------
TOTAL                                  $9,552         $83          .9%      $9,469       $(237)       (2.4)%       $9,706
                                  ----------- -----------              -----------  -----------               ------------
                                  ----------- -----------              -----------  -----------               ------------

Noninterest income was little changed in 1998 compared to 1997 as increases in trust income of $.2 million and was offset by a comparable decrease in service charge income. (1998 service charge income reflect little impact from the introduction of new service charge schedules which did not become fully effective until year end.) Noninterest income decreased $.2 million in 1997 compared to 1996, primarily due to the 1996 sale of the Company's merchant processing services in which the Company recorded a one-time gain of $.4 million.

NONINTEREST EXPENSE

The following chart outlines the major changes in noninterest expense for the years ended December 31, 1998, 1997 and 1996, respectively (dollars in thousands):


                                                                 YEARS ENDED DECEMBER 31,
                                                           NET CHANGE                       NET CHANGE
                                                           ----------                       ----------
                                 1998         AMOUNT       PERCENT        1997         AMOUNT        PERCENT         1996
---------------------------- ------------  ------------ ------------- ------------  ------------- -------------  ------------
SALARIES & BENEFITS               $23,129         $(120)         (.5)%    $23,249           $947          4.2%       $22,302

NET OCCUPANCY &
  EQUIPMENT                         7,124           364          5.4        6,760           (334)        (4.7)         7,094

OREO                                 (175)         (397)      (178.8)         222           (644)       (74.4)           866

MERGER-RELATED                      7,511         6,970      1,288.4          541            541          100

OTHER                              12,399          (240)        (1.9)      12,639            335          2.7         12,304
                             ------------  ------------               ------------  -------------                ------------
TOTAL                             $49,988        $6,577         15.2%     $43,411           $845          2.0%       $42,566
                             ------------  ------------               ------------  -------------                ------------
                             ------------  ------------               ------------  -------------                ------------

Salaries and benefits expense decreased in 1998 by $.1 million as reductions in salary expense in connection with the merger were substantially offset by 18 staff in the four new branches, general salary increases during 1998, and temporary staff costs incurred in connection with the data processing conversion. Salaries and benefits expense increased in 1997 by $.9 million compared to 1996 due to the staffing increases in the fourth quarter of 1996 for the Company's new Orange County branches (1997 first full year of operations), and the restructuring of the Company's commercial lending division, new hires and normal salary increases.

Occupancy and equipment expenses increased by $.4 million in 1998 vs. 1997 primarily due to the expense of four new branches in 1998. Although the Company consolidated seven branches in connection with the merger, the occupancy cost associated with these branches was very modest as the branches consolidated were long established. Occupancy and equipment expense decreased in 1997 vs. 1996 primarily due to the severe winter experienced in the first quarter of 1996.

Other Real Estate Owned expense was a net $.2 million recovery in 1998 compared to net $.2 million charge in 1997 due principally to a conforming accounting adjustment of $.4 million in connection with the merger. OREO writedowns and provisions were $.1 million, $.1 million and $.8 million in 1998, 1997 and 1996, respectively. Writedowns of properties after foreclosure reflect the continuing difficulty of maintaining "distressed" real estate values in the Company's marketplace. Exclusive of these large items, OREO expense principally relates to insuring and maintaining properties carried during the year.

Merger-related expenses amounted to $7.5 million ($5.3 million after tax) in 1998 vs. $.5 million ($.3 million after tax) in 1997. The following is the summary of the costs incurred in connection with the merger:

                                                                                               1998                    1997
                                                                                               ----                    ----
Legal, accounting and other professional fees                                                 $1,555                    $541
Operational and promotional costs                                                              2,184
Abandonments and redundancies                                                                  1,068
Staff and benefit expenses                                                                     1,952
Net recapture of tax on thrift bad debt reserve                                                  752
                                                                                               -----
Total costs                                                                                    7,511                     541
Tax benefit                                                                                    2,195                     227
                                                                                               -----                    ----
Net merger related expenses                                                                   $5,316                    $314
                                                                                               -----                    ----
                                                                                               -----                    ----


Other expenses decreased by $.2 million in 1998, of which $.4 million represents savings achieved in the levels of expense for postage, supplies, advertising, foreclosure expense and consultant fees, somewhat offset by increases in data processing, telephone and miscellaneous losses of $.6. Other expenses increased by $.3 million in 1997 vs. 1996 mainly due to $.4 million of increased amortization of intangibles (first full year) of Rockland County branches and $.3 million increase in advertising and public relations partially offset by decrease in printing and postage, etc. of $.4 million. Exclusive of merger expenses, the Company's efficiency ratio for 1998 was 55.65% vs. 56.47% for 1997, and 57.99% for 1996.

Income taxes decreased to $7.7 million in 1998 compared to $10.0 million in 1997 and $6.9 million in 1996, reflecting pretax income of $20.7 million, $27.6 million and $24.9 million in 1998, 1997 and 1996, respectively. The Company's effective tax rates were 37.0%, 36.2% and 27.7% in 1998, 1997 and 1996, respectively. The increase in the Company's effective tax rate in 1998 reflects $1.6 million in nondeductible merger-related expense and the increase in 1997's effective rate relates to the lower rate in 1996 due to realization of $2.4 million in tax credit recorded on the settlement of certain of the Company's prior year tax returns. For further information regarding income taxes, see Note J to the Consolidated Financial Statements under Item 8.

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

Selected Quarterly Financial Data (Unaudited)
(Dollars in thousands, except share data)


                                                                                          1998
                                                               MARCH 31           JUNE 30          SEPT. 30         DEC. 31
                                                      ----------------- ----------------- ----------------- ---------------
Interest income                                                 $30,673           $30,619           $30,377         $28,658
Interest expense                                                 13,881            13,988            13,373          11,990
                                                             ----------        ----------        ----------      ----------
Net interest income                                              16,792            16,631            17,004          16,668
Provision for loan losses                                          (975)           (2,555)           (1,199)         (1,200)
Other income                                                      2,346             2,235             2,365           2,606
Merger related expense (1,2,3)                                     (648)           (1,552)           (5,311)        -
Other expense                                                   (10,809)          (10,513)          (10,496)        (10,659)
                                                             ----------        ----------        ----------      ----------
Income before income taxes                                        6,706             4,246             2,363           7,415
Income tax expense                                                2,518             1,589             1,136           2,435
                                                             ----------        ----------        ----------      ----------

                                                                 $4,188            $2,657            $1,227          $4,980
                                                             ----------        ----------        ----------      ----------
                                                             ----------        ----------        ----------      ----------

Weighted average common shares:
   Basic                                                     15,503,025        15,608,000        15,634,300      15,677,000
   Diluted                                                   16,003,502        16,089,525        16,099,600      15,974,000
Earnings per common share:*
   Basic                                                           $.27              $.17              $.08            $.32
   Diluted                                                         $.26              $.17              $.08            $.31

The following table shows selected quarterly financial data (unaudited) of the Company for the three month periods ended:

                                                                                          1997
                                                               MARCH 31           JUNE 30          SEPT. 30         DEC. 31
                                                      ----------------- ----------------- ----------------- ---------------
Interest income                                                $29,671            $30,434           $30,541         $30,899
Interest expense                                                13,532             13,842            14,001          14,116
                                                             ----------        ----------        ----------      ----------
Net interest income                                             16,139             16,592            16,540          16,783
Provision for loan losses                                       (1,300)            (1,100)           (1,101)           (974)
Other income                                                     2,497              2,180             2,340           2,452
Merger related expense (4)                                    -                 -                 -                    (541)
Other expense                                                  (10,681)           (10,599)          (10,686)        (10,904)
                                                             ----------        ----------        ----------      ----------
Income before income taxes                                       6,655              7,073             7,093           6,816
Income tax expense                                               2,413              2,596             2,565           2,423
                                                             ----------        ----------        ----------      ----------
                                                                $4,242             $4,477            $4,528          $4,393
                                                             ----------        ----------        ----------      ----------
                                                             ----------        ----------        ----------      ----------

Weighted average common shares:
   Basic                                                    15,469,895         15,385,362        15,637,600      15,435,000
   Diluted                                                  15,884,415         15,854,206        15,869,700      15,882,000
Earnings per common share:*
   Basic                                                          $.27               $.29              $.29            $.28
   Diluted                                                        $.27               $.28              $.29            $.28

*Earnings per share have been retroactively adjusted to give effect to the 10% stock dividends, declared December 1998 and December 1996 and the three for two stock split in the form of a 50% stock dividend declared September 1997.

(1)The merger related expense charge of $5.3 reduced third quarter 1998 income by $3.7 after tax and reduced diluted earnings per share by $.26.
(2)The merger-related expense charge of $1.6 million reduced second quarter net income by $1.2 after tax and reduced diluted earnings per share by $.11.
(3)The merger-related expense charge of $.6 million reduced first quarter net income by $.4 million after tax and reduced diluted earnings per share by $.03.
(4)The merger related expense charge of $.5 million reduced fourth quarter 1997 income by $.3 million after tax and reduced diluted earnings per share by $.02.

Item 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations "Asset/Liability Management".


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The following are included in this item beginning on the pages indicated:                           Page

Report of Management to the Stockholders                                                             40

Independent Accountants' Report                                                                      41

Independent Auditors' Report                                                                         42

Consolidated Balance Sheets at December 31, 1998 and 1997                                            43

Consolidated Statements of Income and Expense for each of the three years in the
         period ended December 31, 1998                                                              44

Consolidated Statements of Cash Flows for each of the three years in the period
        ended December 31, 1998                                                                      45

Consolidated Statements of Changes in Stockholders' Equity for each of the three
        years in the period ended  December 31, 1998                                                 46

Consolidated Statements of Comprehensive Income for each of the three years in the period            47
        ended December 31, 1998

Notes to Consolidated Financial Statements                                                           48

Selected quarterly financial data of the Company for 1998 and 1997 are reported in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Selected Quarterly Financial Data."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEMS 10 THROUGH 13.

Information required by Part III (Items 10 through 13) of this Form 10-K is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 13, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV


ITEM 14.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                     FORM 8-K

        (a)          List of Documents Filed as Part of This Report.

        (1)          Financial Statements Filed:

                     1.    Independent Auditors' Report

                     2.    Consolidated Balance Sheets at December 31, 1998 and
                           1997

                     3. Consolidated Statements of Income and Expense for each of the three years in the period ended December 31, 1998

                     4. Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1998

                     5. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998

                     6. Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 1998

                     7.    Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules. All schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or related notes.

        (3) Exhibits. The exhibits listed on the Exhibit Index on page 37 of this Form 10-K are filed herewith or are incorporated herein by reference.

(b)          Reports on Form 8-K

             None.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION

3.1     RESTATED CERTIFICATE OF INCORPORATION OF PREMIER NATIONAL BANCORP, INC.*

3.2     BYLAWS, AS AMENDED, OF PREMIER NATIONAL BANCORP, INC.*

10.1 FISHKILL NATIONAL CORPORATION INCENTIVE STOCK OPTION PLAN, AS AMENDED (INCORPORATED HEREIN BY REFERENCE TO THE FISHKILL NATIONAL CORPORATION ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1990, FILE NO. 33-79844).+

10.2 EXECUTIVE SUPPLEMENTAL INCOME PLAN BETWEEN THE COMPANY AND JOHN CHARLES VANWORMER (INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10(J) TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31,
        1993).+

10.3 DIRECTORS DEFERRED COMPENSATION PLAN (INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.3 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995).+

10.4 HUDSON CHARTERED BANCORP, INC. 1995 INCENTIVE STOCK PLAN (INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.4 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995).+

10.5    EMPLOYMENT AGREEMENT OF T. JEFFERSON CUNNINGHAM III.+*

10.6 EMPLOYMENT AGREEMENT OF JOHN CHARLES VANWORMER DATED JULY 1, 1995 (INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.6 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31,
        1995).+

10.7    EMPLOYMENT AGREEMENT OF PETER VAN KLEECK.+*

10.8    EMPLOYMENT AGREEMENT OF PAUL A. MAISCH.+*

10.9 INDEMNIFICATION AGREEMENT BY AND BETWEEN PREMIER NATIONAL BANCORP, INC. AND EACH OF THE MEMBERS OF THE BOARD OF DIRECTORS.*

10.10   EMPLOYMENT AGREEMENT OF DAVID S. MACFARLAND.+*

10.11   EMPLOYMENT AGREEMENT OF PAUL S. MACK.+*

10.12   SEPARATION AND CONSULTING AGREEMENT OF ROBERT GABRIELSEN.+*

10.13 FIRST NATIONAL BANK OF THE HUDSON VALLEY DIRECTORS' SEVERANCE PLAN (INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10.10 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31,
        1997).+

10.14 PROGRESSIVE BANK, INC. AMENDED AND RESTATED INCENTIVE STOCK OPTION PLAN (INCORPORATED BY REFERENCE TO EXHIBIT 10.2 TO THE ANNUAL REPORT ON FORM 10-K, FILE NO. 0-15025, OF PROGRESSIVE BANK, INC., FILED MARCH 22,
        1988).

10.15 PROGRESSIVE BANK, INC. 1993 NON-QUALIFIED STOCK OPTION PLAN -- DIRECTORS (INCORPORATED BY REFERENCE TO EXHIBIT 10.9 TO THE ANNUAL REPORT ON FORM 10-K, FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994, FILE NO. 0-15025, OF PROGRESSIVE BANK, INC.)

10.16 PROGRESSIVE BANK, INC. NONCONTRIBUTORY RETIREMENT AND SEVERANCE PLAN FOR CERTAIN MEMBERS OF THE BOARD OF DIRECTORS (INCORPORATED BY REFERENCE TO
        EXHIBIT 10.11 OF THE FILE NO. 01-15025 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996).+

EXHIBIT
NUMBER       DESCRIPTION

10.17 PROGRESSIVE BANK, INC. DEFERRED COMPENSATION PLAN, AS AMENDED AND RESTATED (INCORPORATED HEREIN BY REFERENCE TO THE PROGRESSIVE BANK, INC. ANNUAL REPORT ON FORM 10-K FOR HE FISCAL YEAR ENDED DECEMBER 31, 1997, FILE NO. 01-15025).+

10.18 THE PAWLING SAVINGS BANK SUPPLEMENTAL RETIREMENT PLAN (INCORPORATED HEREIN BY REFERENCE TO THE PROGRESSIVE BANK, INC. ANNUAL REPORT ON FORM 10-K FOR HE FISCAL YEAR ENDED DECEMBER 31, 1997, FILE NO. 01-15025).+.

11 COMPUTATION OF EARNINGS PER SHARE (INCLUDED IN NOTE A TO THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS).*

21      SUBSIDIARIES OF PREMIER NATIONAL BANCORP, INC.*

23.1    CONSENT OF DELOITTE & TOUCHE LLP.*

23.2    INDEPENDENT AUDITORS' REPORT OF KPMG LLP.*

27      FINANCIAL DATA SCHEDULE.*


----------------------
+  MANAGEMENT CONTRACT OR COMPENSATORY PLAN.
*  FILED HEREWITH.

REPORT OF MANAGEMENT TO THE STOCKHOLDERS.

CONSOLIDATED FINANCIAL STATEMENTS

         The management of Premier National Bancorp, Inc. and subsidiaries, (the "Company"), is responsible for the preparation, integrity, and fair presentation of its published financial statements and all other information presented in this Annual Report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on informed judgments and estimates made by management.

INTERNAL CONTROL

         Management is responsible for establishing and maintaining an effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with generally accepted accounting principles and, for the Company's bank subsidiary, Premier National Bank, in conformity with the Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income ("Call Report" instructions). The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

         Management assessed the Company's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with generally accepted accounting principles and, for Premier National Bank, in conformity with Call Report instructions as of December 31, 1998. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, described in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with generally accepted accounting principles and, for its bank subsidiary, Call Report instructions as of December 31, 1998.

AUDIT COMMITTEE

         The Audit Committee of the Board of Directors is comprised entirely of non-employee directors who are independent of the Company's management. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors. It meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of the internal control over financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

COMPLIANCE WITH LAWS AND REGULATIONS

         Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation as safety and soundness laws and regulations.

         Management assessed Premier National Bank's compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the Federal Deposit Insurance Corporation. Based on this assessment, management believes that Premier National Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1998.


Peter Van Kleeck                            Paul A. Maisch
President & Chief Executive Officer         Treasurer & Chief Financial Officer

  [LOGO]                                [LETTERHEAD]


INDEPENDENT ACCOUNTANTS' REPORT

To the Audit Committee
Premier National Bancorp, Inc.

We have examined management's assertion that, as of December 31, 1998, Premier National Bancorp, Inc. and subsidiaries (the "Company"), maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles and, for the Company's bank subsidiary, Premier National Bank, in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income ("Call Report" instructions) included in the accompanying Management's Report to the Stockholders.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of internal control over financial reporting, testing, and evaluating the design and operating effectiveness of internal control over financial reporting, including safeguarding of assets, and such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

Because of inherent limitations in any internal control, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assertion that, as of December 31, 1998, the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles and, for its bank subsidiary, the Call Report instructions is fairly stated, in all material respects, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORk issued by the Committee of Sponsoring Organizations of the Treadway Commission.

DELOITTE & TOUCHE LLP

/s/Deloitte & Touche

Stamford, Connecticut
February 5, 1999


[LOGO]

  [LOGO]                                [LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Premier National Bancorp, Inc.

We have audited the consolidated balance sheets of Premier National Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of income and expense, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Progressive Bank, Inc. and Hudson Chartered Bancorp, Inc., which has been accounted for as a pooling of interests as described in Note A to the consolidated financial statements. We did not audit the consolidated balance sheet of Progressive Bank, Inc. as of December 31, 1997, or the related statements of income, stockholders' equity and cash flows of Progressive Bank, Inc. for each of the two years in the period ended December 31, 1997, which statements reflect total assets of $883.5 million as of December 31, 1997, and net interest income of $34.0 million and $32.0 million for the years ended December 31, 1997 and 1996, respectively. Those statements were audited by other auditors whose unqualified report dated February 2, 1998 has been furnished to us, and our opinion, insofar as it relates to the amounts included for Progressive Bank, Inc. for 1997 and 1996, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Premier National Bancorp, Inc. and subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

/s/Deloitte & Touche

Stamford, Connecticut
February 5, 1999
(February 25, 1999 as to the subsequent
event described in Note O)

  [LOGO]

PREMIER NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                           DECEMBER 31,
                                                                                      NOTES          1998              1997
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                              K                $53,230           $42,961
   Federal funds sold                                                                                    121,100            50,300
                                                                                                 ----------------      -------------
   Total cash and cash equivalents                                                                       174,330            93,261
   Securities:                                                                          B
     Available for sale, at fair value                                                                   359,612           276,678
     Held to maturity, fair value of $18,117 in 1998                                                      17,536           155,544
        and $156,404 in 1997.
     Regulatory securities                                                                                 9,703             7,720
   Loans held for sale                                                                  K                      -               679

   Loans:                                                                            C,D,K,L
   Gross loans                                                                                           973,847         1,040,872
     Allowance for loan losses                                                                          (21,270)          (19,331)
                                                                                                 ----------------      -------------
   Net loans                                                                            E                952,577         1,021,541

   Premises and equipment, net                                                          F                 28,714            25,318
   Accrued income                                                                                          8,940            11,181
   Deferred taxes                                                                                         10,463             8,844
   Other real estate owned                                                                                   628             1,366
   Intangible assets, net                                                               G                  6,734             7,490
   Other assets                                                                         D                  4,932             5,396
                                                                                                 ----------------      -------------
     TOTAL ASSETS                                                                                    $ 1,574,169       $ 1,615,018
                                                                                                 ----------------      -------------
                                                                                                 ----------------      -------------

LIABILITIES
   Deposits:                                                                            G
     Non-interest bearing deposits                                                                      $241,289          $218,780
     Interest bearing deposits                                                                         1,165,770         1,233,918
                                                                                                 ----------------      -------------
   Total deposits                                                                                      1,407,059         1,452,698

   Other interest bearing liabilities                                                   M                  1,725             1,725
   Other liabilities                                                                                       9,231            11,758
                                                                                                 ----------------      -------------
     TOTAL LIABILITIES                                                                                 1,418,015         1,466,181
                                                                                                 ----------------      -------------

   Commitments and contingencies                                                       C,K

STOCKHOLDERS' EQUITY                                                                   N,O
   Preferred stock ($.01 par value; 5,000,000 shares authorized; none issued)                                  -                 -
   Common stock ($.80 par value; 50,000,000 shares authorized in 1998 and                                 12,558            11,308
   20,000,000 shares authorized in 1997);
      15,697,290 shares issued less 2,166 treasury shares in 1998 and 14,135,170 shares issued less 85,015 treasury shares in 1997
   Additional paid-in capital                                                                             84,492            59,628
   Retained earnings                                                                                      57,621            78,612
   Accumulated other comprehensive income                                                                  1,521             1,647
   Treasury stock, at cost                                                                                  (38)           (2,358)
                                                                                                 ----------------      -------------
     TOTAL STOCKHOLDERS' EQUITY                                                                          156,154           148,837
                                                                                                 ----------------      -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 1,574,169       $ 1,615,018
                                                                                                 ----------------      -------------
                                                                                                 ----------------      -------------

See notes to consolidated financial statements.

PREMIER NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                                YEAR ENDED
                                                                                               DECEMBER 31,
                                                             NOTES         1998                    1997                1996
---------------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees                                                      $89,807                 $93,849             $88,826
   Federal funds sold                                                           4,171                   2,613               3,155
   Taxable securities                                                          22,736                  21,782              22,692
   Tax-exempt securities                                                        3,613                   3,301               2,251
                                                                        -------------           -------------       --------------
     Total interest income                                                    120,327                 121,545             116,924
                                                                        -------------           -------------       --------------
Interest expense:
   Deposits                                                    G               53,137                  55,384              53,862
   Other                                                                           95                     107                 161
                                                                        -------------           -------------       --------------
     Total interest expense                                                    53,232                  55,491              54,023
                                                                        -------------           -------------       --------------
     NET INTEREST INCOME                                                       67,095                  66,054              62,901
   Provision for loan losses                                   E                5,929                   4,475               5,150
                                                                        -------------           -------------       --------------
   Net interest income after provision for loan losses                         61,166                  61,579              57,751
Noninterest income:
   Service charges on deposit accounts                                          5,503                   6,182               5,760
   Other service charges, commissions and fees                                  2,013                   1,552               2,183
   Income from fiduciary activities                                               923                     737                 643
   Realized gains (losses) on sales of securities, net         B                  373                     329                (37)
   Gains on sales of loans, net                                E                  443                     453                 364
   Other                                                                          297                     216                 793
                                                                        -------------           -------------       --------------
      Total noninterest income                                                  9,552                   9,469               9,706
                                                                        -------------           -------------       --------------
     GROSS OPERATING INCOME                                                    70,718                  71,048              67,457
Noninterest expense:
   Salaries and employee benefits                              H               23,129                  23,249              22,302
   Net occupancy and equipment                                 I                7,124                   6,760               7,094
   Printing, postage, telephone and supplies                                    2,693                   2,725               3,118
   Advertising and public relations                                             1,368                   1,542               1,227
   Merger related expense                                                       7,511                     541                   -
   Other real estate owned                                     D                (175)                     222                 866
   Amortization of intangible assets                                            1,526                   1,516               1,135
   Other                                                                        6,812                   6,856               6,824
                                                                        -------------           -------------       --------------
     Total noninterest expense                                                 49,988                  43,411              42,566
                                                                        -------------           -------------       --------------
Income before income taxes                                                     20,730                  27,637              24,891
   Income taxes                                                J                7,678                   9,997               6,904
                                                                        -------------           -------------       --------------
NET INCOME                                                                     13,052                  17,640              17,987
   Dividend requirements of preferred stock                                         -                       -                  89
                                                                        -------------           -------------       --------------
NET INCOME AVAILABLE TO COMMON SHARES                                         $13,052                 $17,640             $17,898
                                                                        -------------           -------------       --------------
                                                                        -------------           -------------       --------------

Weighted average common shares: (1)
   Basic                                                                   15,613,000              15,421,000          15,465,000
   Diluted                                                                 15,969,000              15,843,000          15,893,000

Per common share (1)
   Earnings - basic                                                             $0.84                   $1.14               $1.16
   Earnings - diluted                                                            0.82                    1.11                1.13
   Dividends declared                                                            0.48                    0.45                0.37

(1) Adjusted for 10% stock dividends declared in December 1996 and 1998 and 3 for 2 stock split in the form of a 50% stock dividend declared in September 1997.

See notes to consolidated financial statements.

PREMIER NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                             1998           1997           1996
------------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                                                  $13,052        $17,640        $17,987
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Provision for loan losses                                                                     5,929          4,475          5,150
   Provision for losses on other real estate                                                         -              -            525
   Depreciation and amortization                                                                 2,731          2,800          3,009
   Amortization of security premiums, net                                                          464            622            200
   Amortization of intangible assets                                                             1,526          1,516          1,135
   Realized gains on sales of securities and loans                                               (816)          (782)          (327)
   Gains on sales of premises and equipment                                                       (85)          (186)              -
   Gains on sales of other real estate                                                           (443)          (627)          (242)
   Deferred income tax benefit                                                                 (1,687)           (39)        (1,212)
   (Increase) decrease in accrued income                                                         2,241             78          (612)
   Other, net                                                                                  (4,125)        (3,041)          2,929
                                                                                            ----------      ---------     ----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  18,787         22,456         28,542
                                                                                            ----------      ---------     ----------

INVESTING ACTIVITIES:
   Proceeds from sales of securities available-for-sale                                         56,448         60,695         45,234
   Proceeds from maturities of securities available-for-sale                                   219,560        108,872        141,382
   Proceeds from maturities of securities held-to-maturity                                      16,622         33,199         18,753
   Purchase of securities available-for-sale                                                 (231,372)      (148,411)      (219,729)
   Purchase of securities held-to-maturity                                                     (8,446)      (103,956)       (52,370)
   Proceeds from sales of loans                                                                 22,563         21,495         19,936
   Net (increase) decrease in loans                                                             42,037       (22,761)      (108,597)
   Purchase of investment subsidiary                                                             (250)
   Purchase of premises and equipment                                                          (6,300)        (2,010)        (2,846)
   Proceeds from sales of premises and equipment                                                   258            650              -
   Proceeds from sales of other real estate owned                                                1,292          4,588          2,716
                                                                                            ----------      ---------     ----------
     NET CASH USED (PROVIDED) BY INVESTING ACTIVITIES                                          112,412       (47,639)      (155,521)
                                                                                            ----------      ---------     ----------

FINANCING ACTIVITIES:
   Net increase (decrease) in demand, money market, NOW and savings accounts                     4,826         43,578       (37,220)
   Net increase (decrease) in other time deposits                                             (50,465)       (10,907)         16,423
   Increase in deposits from acquisition of branches, net of premium paid                            -              -        143,030
   Repurchase of common stock  held in treasury                                                  (190)        (3,858)        (5,250)
   Proceeds from issuance of common stock                                                        2,789          2,745          2,151
   Repurchase of preferred stock                                                                     -              -          (123)
   Cash dividends - preferred                                                                        -              -          (193)
   Cash dividends - common                                                                     (7,090)        (5,963)        (4,736)
     NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                         (50,130)         25,595        114,082

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                81,069            412       (12,897)
CASH AND CASH EQUIVALENTS:
   AT BEGINNING OF YEAR                                                                         93,261         92,849        105,746
                                                                                            ----------      ---------     ----------
   AT END OF YEAR                                                                             $174,330        $93,261        $92,849
                                                                                            ----------      ---------     ----------
                                                                                            ----------      ---------     ----------

Non-cash investing activities:
   Transfer from loans to OREO                                                                  $2,001         $2,898         $5,509
   Net unrealized gains (losses) recorded on securities                                          1,521            987        (1,110)
   Increase (decrease) in deferred tax liability on net unrealized securities gains                 68            405          (453)
   Transfer of securities from held to maturity to available-for-sale                           96,985              -              -
   Loans originated to finance sales of other real estate                                          493            676            431
Additional cash flow disclosures:
   Interest paid                                                                               $53,762        $57,466        $54,195
   Income taxes paid                                                                             9,228          9,206          9,297
   Conversion of preferred stock to common stock                                                     -              -          5,590
   Cancellation of predecessor entity treasury stock                                               486            362          3,789
   Purchase of land by issuance of stock                                                           300

See notes to consolidated financial statements.

PREMIER NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share data)
--------------------------------------------------------------------------------

                                                                                 Preferred         Common         Additional
                                                                                 Stock             Stock          Paid-in
                                                                                                                  Capital

----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1996                                                           $5,713           $10,219          $42,670

Net income                                                                                -                 -                -
Cash dividends declared on preferred stock                                                -                 -                -
Cash dividends declared on common stock                                                   -                 -                -
Stock reinvestment and purchase plan - 76,530 shares*                                     -                56              750
Conversion of Series B preferred stock - 783,200 shares*                             (5,590)              582            5,008
Redemption of Series B preferred stock                                                 (123)                -                -
Options exercised - 104,817 shares*                                                       -                45              503
Effect of treasury stock issued at less than cost                                         -                 -                -
Purchase of treasury stock - 77,418 shares                                                -                 -                -
Payments on ESOP borrowings                                                               -                 -                -
Other comprehensive loss                                                                  -                 -                -
Stock dividend declared on common                                                         -               517           10,792
Predecessor entity tranactions:
   Purchase and retirement of treasury stock                                              -              (182)          (1,065)
   Options exercised - 129,114 shares                                                     -                64              733
                                                                                 ----------        ----------     ------------
BALANCE AT DECEMBER 31, 1996                                                              -            11,301           59,391
                                                                                 ----------        ----------     ------------
                                                                                 ----------        ----------     ------------

Net income
Cash dividends declared on common stock                                                   -                 -                -
Stock reinvestment and purchase plan - 53,695 shares*                                     -                 -                -
Cash in lieu paid on fractional shares - 369 shares                                       -                 -               (9)
Options exercised - 139,624 shares*                                                       -                 -                -
Effect of treasury stock issued at less than cost                                         -                 -                -
Purchase of treasury stock - 129,475 shares (1)                                           -                 -                -
Payments on ESOP borrowings                                                               -                 -                -
Other comprehensive income                                                                -                 -                -
Stock dividend declared on common                                                         -                 -                -
Predecessor entity transactions:
   Purchase and retirement of treasury stock                                              -               (15)             (88)
   Options exercised - 44,294 shares                                                      -                22              334
                                                                                 ----------        ----------     ------------
BALANCE AT DECEMBER 31, 1997                                                              -            11,308           59,628
                                                                                 ----------        ----------     ------------
                                                                                 ----------        ----------     ------------

Net income                                                                                -                 -                -
Cash dividends declared on common stock                                                   -                 -                -
Stock reinvestment and purchase plan - 62,108 shares*                                     -                34              835
Purchase of land by issuances of treasury stock - 15,998                                  -                 -                -
Options exercised - 189,906 shares*                                                       -                74              736
Effect of treasury stock issued at less than cost                                         -                 -                -
Purchase of treasury stock from employees - 9,017                                         -                 -                -
Stock dividend declared on common                                                         -             1,142           23,293
Other comprehensive income                                                                -                 -                -
                                                                                 ----------        ----------     ------------
BALANCE AT DECEMBER 31, 1998                                                             $0           $12,558          $84,492
                                                                                 ----------        ----------     ------------
                                                                                 ----------        ----------     ------------








                                                                         Retained        Accumulated           Treasury
                                                                         Earnings        Other                 Stock
                                                                                         Comprehensive
                                                                                         Income
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1996                                                    $68,561              $1,712             ($117)

Net income                                                                     17,987                   -                 -
Cash dividends declared on preferred stock                                        (89)                  -                 -
Cash dividends declared on common stock                                        (4,951)                  -                 -
Stock reinvestment and purchase plan - 76,530 shares*                               -                   -                 -
Conversion of Series B preferred stock - 783,200 shares*                            -                   -                 -
Redemption of Series B preferred stock                                              -                   -                 -
Options exercised - 104,817 shares*                                                 -                   -                 -
Effect of treasury stock issued at less than cost                                 (29)                  -                29
Purchase of treasury stock - 77,418 shares                                          -                   -            (1,461)
Payments on ESOP borrowings                                                         -                   -                 -
Other comprehensive loss                                                            -                (647)                -
Stock dividend declared on common                                             (11,309)                  -                 -
Predecessor entity tranactions:
   Purchase and retirement of treasury stock                                   (2,542)                  -                 -
   Options exercised - 129,114 shares                                               -                   -                 -
                                                                         ------------    ----------------      ------------
BALANCE AT DECEMBER 31, 1996                                                   67,628               1,065            (1,549)
                                                                         ------------    ----------------      ------------
                                                                         ------------    ----------------      ------------

Net income                                                                     17,640
Cash dividends declared on common stock                                        (6,107)                  -                 -
Stock reinvestment and purchase plan - 53,695 shares*                               -                   -               923
Cash in lieu paid on fractional shares - 369 shares                                 -                   -                 -
Options exercised - 139,624 shares*                                                 -                   -             1,474
Effect of treasury stock issued at less than cost                                (290)                  -               290
Purchase of treasury stock - 129,475 shares (1)                                     -                   -            (3,496)
Payments on ESOP borrowings                                                         -                   -                 -
Other comprehensive income                                                          -                 582                 -
Stock dividend declared on common                                                   -                   -                 -
Predecessor entity transactions:
   Purchase and retirement of treasury stock                                     (259)                  -                 -
   Options exercised - 44,294 shares                                                -                   -                 -
BALANCE AT DECEMBER 31, 1997                                                   78,612               1,647            (2,358)
                                                                         ------------    ----------------      ------------

Net income                                                                     13,052                   -                 -
Cash dividends declared on common stock                                        (8,208)                  -                 -
Stock reinvestment and purchase plan - 62,108 shares*                               -                   -               290
Purchase of land by issuances of treasury stock - 15,998                            -                   -               300
Options exercised - 189,906 shares*                                                 -                   -               520
Effect of treasury stock issued at less than cost                              (1,400)                  -             1,400
Purchase of treasury stock from employees - 9,017                                   -                   -              (190)
Stock dividend declared on common                                             (24,435)                  -                 -
Other comprehensive income                                                          -                (126)                -
                                                                         ------------    ----------------      ------------
BALANCE AT DECEMBER 31, 1998                                                  $57,621              $1,521              ($38)
                                                                         ------------    ----------------      ------------
                                                                         ------------    ----------------      ------------




                                                                                 ESOP                  Total



--------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1996                                                            ($171)             $128,587

Net income                                                                                 -               17,987
Cash dividends declared on preferred stock                                                 -                  (89)
Cash dividends declared on common stock                                                    -               (4,951)
Stock reinvestment and purchase plan - 76,530 shares*                                      -                  806
Conversion of Series B preferred stock - 783,200 shares*                                   -                     -
Redemption of Series B preferred stock                                                     -                 (123)
Options exercised - 104,817 shares*                                                        -                  548
Effect of treasury stock issued at less than cost                                          -                    -
Purchase of treasury stock - 77,418 shares                                                 -               (1,461)
Payments on ESOP borrowings                                                               42                   42
Other comprehensive loss                                                                   -                 (647)
Stock dividend declared on common                                                          -                    -
Predecessor entity tranactions:
   Purchase and retirement of treasury stock                                               -               (3,789)
   Options exercised - 129,114 shares                                                      -                  797
                                                                                 -----------           -------------
BALANCE AT DECEMBER 31, 1996                                                           (129)              137,707
                                                                                 -----------           -------------
                                                                                 -----------           -------------

Net income                                                                                                 17,640
Cash dividends declared on common stock                                                    -               (6,107)
Stock reinvestment and purchase plan - 53,695 shares*                                      -                  923
Cash in lieu paid on fractional shares - 369 shares                                        -                   (9)
Options exercised - 139,624 shares*                                                        -                1,474
Effect of treasury stock issued at less than cost                                          -                    -
Purchase of treasury stock - 129,475 shares (1)                                            -               (3,496)
Payments on ESOP borrowings                                                              129                  129
Other comprehensive income                                                                 -                  582
Stock dividend declared on common                                                          -                    -
Predecessor entity transactions:
   Purchase and retirement of treasury stock                                               -                 (362)
   Options exercised - 44,294 shares                                                       -                  356
BALANCE AT DECEMBER 31, 1997                                                               -              148,837
                                                                                 -----------           -------------

Net income                                                                                 -               13,052
Cash dividends declared on common stock                                                    -               (8,208)
Stock reinvestment and purchase plan - 62,108 shares*                                      -                1,159
Purchase of land by issuances of treasury stock - 15,998                                   -                  300
Options exercised - 189,906 shares*                                                        -                1,330
Effect of treasury stock issued at less than cost                                          -                    -
Purchase of treasury stock from employees - 9,017                                          -                 (190)
Stock dividend declared on common                                                          -                    -
Other comprehensive income                                                                 -                 (126)
                                                                                 -----------           -------------
BALANCE AT DECEMBER 31, 1998                                                              $0             $156,154
                                                                                 -----------           -------------
                                                                                 -----------           -------------






* Adjusted for 10% stock dividends declared in December 1996 and 1998 and 3 for 2 stock splits in the form of 50% dividend declared in September 1997. See Note
O. (1) Treasury shares not adjusted for 50% stock dividend declared in Sept. 1997. The effect of such shares reissued prior to the 50% stock dividend included in the shares (adjusted for the stock dividend) for the "stock reinvestment and purchase plan" and "options exercised" is 53,304 shares

See notes to consolidated financial statements.

PREMIER NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)
--------------------------------------------------------------------------------

                                                                                         Year ended December 31,
                                                                           1998                   1997                    1996
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                 $13,052               $ 17,640                $ 17,987
Other comprehensive income, net of tax:
   Net unrealized gains (loss) on securities:
      Net unrealized holding gains (losses)
         arising during year                                                   955                    829                    (804)

      Less effect of securities transferred to
      available for sale from held to maturity                                (576)                     -                       -

      Less reclassification adjustment for (gains)
         losses included in net income:                                       (505)                  (247)                    157
                                                                         ---------               --------                ----------
Other comprehensive income (loss)                                          (126.00)                582.00                    (647)
                                                                         ---------               --------                ----------
COMPREHENSIVE INCOME                                                      $ 12,926               $ 18,222                $ 17,340
                                                                         ---------               --------                ----------

See notes to consolidated financial statements

                         PREMIER NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise indicated, except share data)

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
Premier National Bancorp, Inc. is a New York State bank holding company which operates 35 branches in Dutchess, Ulster, Sullivan, Orange, Westchester, Putnam and Rockland counties of Southeastern New York State through its commercial banking subsidiary, Premier National Bank (Bank). Collectively, these entities are referred to herein as the "Company". The Bank is principally engaged in a variety of lending activities and deposit gathering activities within the above noted market place. As such, its future growth and profitability are dependent, in large part, on the performance of the local economy and the value of local real estate. The Bank competes with a significant number of other financial institutions. Diversity of product lines, availability of funds, interest rates charged on loans and offered on deposits, responsiveness and customer convenience are all factors in competing effectively with these other financial institutions. The local economy is heavily dependent on employment levels of two large employers, IBM and New York State and local government. Although present conditions are stable, the local economy was weakened, in recent years, from large employment cutbacks from these employers. Approximately 75% of the Company's loans outstanding are collateralized by real estate. The Company also has made commitments to lend additional funds also collateralized by real estate in the amount of approximately $105.0 million.

The Company does not presently engage in hedging activities, utilize derivative financial instruments or maintain a trading portfolio.

MERGER
Effective July 17, 1998, Progressive Bank, Inc. ("PBI") was merged with and into Hudson Chartered Bancorp, Inc. ("HCB") under the name of Premier National Bancorp, Inc. pursuant to a plan of merger dated December 16, 1997. Each share of PBI common stock was converted into 1.82 shares of the Company's common stock. Approximately 7,954,316 common shares were issued for the outstanding common stock of PBI. At the same time, Pawling Savings Bank ("Pawling"), a subsidiary of PBI, was merged with and into First National Bank of the Hudson Valley ("Hudson Valley"), a subsidiary of HCB, under the name Premier National Bank.

The transaction was accounted for using the pooling-of-interests method and, accordingly, all historical financial data has been restated to include both entities for all periods presented. Direct costs of mergers accounted for by the pooling-of-interests method are expensed as incurred. Merger related costs expensed in 1997 aggregated $541 ($314 net of tax), and in 1998 aggregated $7,511 ($5,316 net of tax). These merger expenses include legal, accounting, regulatory and severance costs as well as integration costs such as conversions, abandonments and relocations. The following table presents summary results of operations for the companies for the immediate years prior to the merger.


                                    1997                          1996
                        NET INTEREST        NET       NET INTEREST        NET
                           INCOME         INCOME         INCOME         INCOME
PBI                       $34,066         $8,632        $32,047         $9,321
HCB                        31,988          9,008         30,854          8,666
                          -------        -------        -------        -------
Consolidated              $66,054        $17,640        $62,901        $17,987
                          -------        -------        -------        -------
                          -------        -------        -------        -------

FORWARD-LOOKING STATEMENTS
The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for 1999 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements; pricing pressures on loan and deposit products; actions of competitors; changes in local and national economic conditions; the extent and timing of actions of the Federal Reserve Board or the Office of the Comptroller of the Currency; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; the extent and timing of legislative and regulatory actions and reform; estimated cost savings from recent or anticipated acquisitions and mergers cannot be fully realized or realized within the expected time frame, revenues following such transactions are lower than expected, costs or difficulties related to the integration of acquired and existing businesses are greater than expected, or system costs or remediation improvements on the part of the Company's third parties related to the year 2000 are greater than expected.

The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

BASIS OF PRESENTATION
The Company's consolidated financial statements include the accounts of Premier National Bancorp, Inc., its commercial banking subsidiary, Premier National Bank, and Premier National Realty, Inc., a company utilized to hold title to certain foreclosed real estate properties. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany transactions have been eliminated in consolidation. Assets held in an agency or fiduciary capacity for trust department customers totaling $264.6 million at year end 1998 and mortgages serviced for others by the Bank totaling $146.0 million at year end 1998 are not included in the consolidated financial statements.

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

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the credit quality of the portfolio, past loan loss experience and current loan loss trends, local and regional economic conditions, the volume, growth and composition of the loan portfolio, and other relevant factors. The allowance is increased by provisions for loan losses charged against income and by recoveries of loans previously charged off.

While management uses available information to determine possible loan losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in real estate values and employment levels in Company's primary market area, Dutchess, Ulster, Sullivan, Orange, Westchester, Putnam and Rockland counties of Southeastern New York State. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. A regulatory examination of the bank was conducted in 1998 and no increase in the allowance was required as a result of the examination.

IMPAIRED LOANS
Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting for Impairment of a Loan - Income Recognition and Disclosures", has been adopted by the Company.

A loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the contractual terms of the loan. When a loan is considered impaired, it is placed on nonaccrual status. Income is recorded using the income recognition principles outlined below. Measurement of impairment is based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or at the fair value of the collateral, if the loan is collateral dependent. Smaller homogenous performing loans, principally residential mortgages, consumer loans, and credit cards, are not separately reviewed for impaired status. Separate allocations of the allowance for loan losses for these loans are made based upon trends and prior loss experience and composition of credit risk in these types of loans. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

If the fair value of an impaired loan is less than the related recorded amount, a specific valuation allowance is established or, if the impairment is considered to be permanent, a write down is charged against the allowance for loan losses.

INCOME RECOGNITION
Interest on loans is determined using the level yield method. Under this method, discount accretion and premium amortization on loans are recorded in interest income.

The accrual of interest income generally is discontinued when its receipt is in doubt, which typically occurs at or prior to the date when a loan becomes 90 days past due as to principal or interest. When interest accruals are discontinued, any interest credited to income in the current year which has not been collected is reversed, and any interest accrued in the prior year is charged to the allowance for loan losses. If payments on nonaccrual loans are made, income is recorded as received unless management has reason to doubt the ultimate collectibility of the principal remaining on the loan. When the ultimate collectibility of the loan principal is in doubt, all of such payments are applied to reduce the principal balance of the loan. Management may elect to continue the accrual of interest when a loan is in the process of collection and the estimated fair value of collateral is clearly sufficient to cover the principal balance and accrued interest. Loans are returned to accrual status once the doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions.

OTHER REAL ESTATE OWNED (OREO)
OREO includes properties for which the Bank has obtained title through foreclosure or deed in lieu of foreclosure. These properties are recorded at the lower of cost or estimated fair value (net of estimated disposal costs). If a valuation loss exists when properties are acquired, the loss is recorded as a charge to the allowance for loan losses. Management periodically monitors the value of such OREO properties. If, due to further reductions in estimated fair value, further losses are anticipated, such losses are recorded as OREO expense. Any gains on disposition of such properties reduce OREO expense. Holding costs on properties are included in current operations, while costs that improve such properties may be capitalized. If the Bank lends funds in conjunction with dispositions of OREO, such loans are required to meet normal loan underwriting criteria.

LOAN ORIGINATION FEES
Loan origination and commitment fees and direct loan origination costs are deferred and the net amount is amortized or accreted as an adjustment of interest income using the level yield method. These deferrals are amortized over the expected lives or commitment period of the respective categories, which generally vary from one to twelve years.

SECURITIES
Securities include U.S. Treasury, mortgage-backed and other U. S. Government Agency, municipal and corporate bonds, regulatory and equity securities. Those debt securities which management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost (specific identification) with amortization of premiums and accretion of discounts determined using the level yield method to the earlier of the call or maturity date, respectively. Held to maturity securities primarily include local municipal bonds purchased from smaller municipalities in the Company's market area, and certain other securities with yield and/or maturity characteristics such that management intends to retain them until maturity. Equity securities principally include modest investments in the common stock of certain banks in the Company's market area. Regulatory securities include equity investments required for membership in the Federal Reserve System, Federal Home Loan Bank, and New York State Business Development Corporation. Such investments are carried at cost unless considered impaired, in which case a writedown would be taken and charged to income.

Securities which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale. Dispositions of such securities may be appropriate for either liquidity or interest rate risk management. Available for sale securities are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in the "Accumulated Other Comprehensive Income" component of stockholders' equity. At December 31, 1996, 1997 and 1998, the net unrealized gains, after tax, on available for sale securities were $1,065, $1,647 and $1,521, respectively. In the third quarter 1998, the Company transferred securities having a fair value of $96,985 from held to maturity to available for sale in accordance with the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". Realized gains and losses from sales of securities are recognized on the trade date by specific identification of the security sold.

RELATED PARTY TRANSACTIONS
It is the policy of the Company that loans and other business transactions with directors, officers and other related parties be made on terms and conditions no more favorable than those with unrelated parties.

LOANS HELD FOR SALE
Loans held for sale are carried at the lower of cost or market value as determined on an aggregate basis.

PREMISES AND EQUIPMENT
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method based on estimated useful lives ranging from, dependent on asset type, 3 to 40 years. Leasehold improvements are amortized over the shorter of the terms of the respective leases, including available extensions, or the estimated useful lives of the assets. Maintenance and repair costs are charged to operating expenses as incurred.

INCOME TAXES
The provision for income taxes is based on income as reported in the financial statements. Deferred taxes are provided when income or expense is recognized in different periods for tax purposes than for financial reporting purposes using an asset-liability approach for recognizing the tax effects of temporary differences between tax and financial reporting. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized if, based on analysis of available evidence, management determines that some or all of the deferred tax asset is not "more likely than not" to be realized. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income statement in the period the change is enacted.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires the recognition of the cost of these benefits over an employee's working career on an accrual basis. SFAS No. 112, "Employers' Accounting for Postemployment Benefits" establishes standards for accounting and reporting the cost of benefits provided by an employer to its former or inactive employees after employment but before retirement. SFAS No. 112 requires an employer to recognize an obligation for such benefits if certain conditions are met. SFAS Nos. 106 and No. 112 resulted in postretirement benefit liabilities of $1,713 and $2,219 at December 31, 1998 and 1997, respectively.

EARNINGS PER COMMON SHARE
The Company adopted SFAS No. 128, "Earning Per Share", which became effective in 1997. As required, the Company has applied the new definitions of basic and diluted earnings per share to all prior periods. This change did not have a material effect on previously reported earnings per share amounts. Basic earnings per common share is computed by dividing net income, adjusted for any preferred stock dividends, by the weighted average number of common shares outstanding. Diluted earnings per common share includes the additional dilutive effect of stock options using the treasury stock method based on the average market price of the Company's common stock for the period and the effects of converting preferred shares.



                                                                     1998                  1997                  1996
                                                                     ----                  ----                  ----
Net income                                                        $13,052               $17,640               $17,987
Less preferred stock dividend requirements                       -                     -                           89
                                                               ----------            ----------            ----------
Net income available to common shares                             $13,052               $17,640               $17,898
                                                               ----------            ----------            ----------
                                                               ----------            ----------            ----------
Weighted average basic shares outstanding                      15,613,000            15,421,000            15,465,000
Effect of dilutive stock options                                  356,000               422,000               259,500
Approved conversion of Series B preferred stock                -                     -                        168,500
                                                               ----------            ----------            ----------
Weighted average diluted shares                                15,969,000            15,843,000            15,893,000
                                                               ----------            ----------            ----------
                                                               ----------            ----------            ----------
Earnings per common share:

Basic                                                                $.84                 $1.14                 $1.16
Diluted                                                               .82                  1.11                  1.13




MORTGAGE SERVICING RIGHTS
The Company's mortgage servicing portfolio totaled $146.0 million, $150.6 million and $154.6 million for the benefit of third party investors (primarily Federal Home Loan Mortgage Corporation and Federal National Mortgage Association) at December 31, 1998, 1997 and 1996, respectively, and it recorded servicing fee income of $418, $458 and $523 for the years ended December 31, 1998, 1997 and 1996. The Company records the sale of loans in which servicing is retained on the basis of the relative fair values of the loans and the servicing rights. The Company sold loans of $22.6 million, $21.5 million and $19.9 million in 1998, 1997 and 1996, respectively, with servicing rights retained, and at December 31, 1998, 1997 and 1996 recorded servicing rights of $434, $118 and $96, respectively. The value of servicing rights must be evaluated for impairment on a quarterly basis and a valuation allowance established if fair value is lower than the recorded amounts.

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. No impairment of servicing assets was experienced in 1998, 1997 or 1996.

When participating interests in loans sold have an average contractual interest rate, adjusted for servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting "mortgage servicing receivable" or "deferred servicing revenue" is amortized over the estimated life using a method approximating the interest method.

Quoted market prices are not available for the mortgage servicing receivables. Thus, the mortgage servicing receivables and the amortization thereon are periodically evaluated in relation to estimated future servicing revenues, taking into consideration changes in interest rates, current prepayment rates, and expected future cash flows. The Company evaluates the carrying value of the mortgage servicing receivables by estimating the future servicing income of the mortgage servicing receivables based on management's best estimate of remaining loan lives and discounted at the original discount rate.

BRANCH PURCHASE PREMIUM
The purchase premium paid in connection with the 1996 acquisition of two branches has been capitalized as an intangible asset. The premium is being amortized on a straight-line basis over seven years (the estimated average remaining life of the acquired customer base). The unamortized premium is reviewed for impairment if events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

STOCK-BASED COMPENSATION
SFAS No. 123, "Accounting for Stock-Based Compensation", encourages but does not require, companies to record compensation cost from stock-based employee compensation plans at fair value. As permitted, the Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Compensation cost for stock appreciation rights is recorded annually in each reporting period based on the quoted market price of the Company's stock at the end of the period.

TRANSFERS AND SERVICING OF FINANCIAL ASSETS
The then effective provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," were adopted by the Company as of January 1, 1997 and had no significant effect on the Company's consolidated financial statements. This standard specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Certain provisions of SFAS No. 125 (relating to the accounting for secured borrowings and collateral and the accounting for transfers and servicing of repurchase agreements, dollar rolls, securities lending and similar transactions) were deferred until January 1, 1998 in accordance with SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The adoption of these deferred provisions did not have any material impact on the Company's consolidated financial statements.

COMPREHENSIVE INCOME
SFAS NO. 130, "Reporting Comprehensive Income" (SFAS No. 130), has been adopted by the Company as of January 1, 1998 and financial statements for earlier periods have been reclassified to reflect the application of the provisions of this standard. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period, except those resulting from investments by owners and distributions to owners." The Company's only current source of other comprehensive income is net unrealized gains and losses on available for sale securities which, in accordance with prior accounting standards, had been directly included, net of tax, in a separate component of stockholders' equity. Under SFAS No. 130, all items that are recognized as components of comprehensive income are required to be reported in a financial statement that is displayed with the same prominence as other financial statements. Adoption of this standard had no effect on the Company's financial condition or results of operations.

SEGMENT INFORMATION
SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information"(SFAS No. 131), which became effective for the Company as of January 1, 1998, establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in subsequent interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined it operates as one reportable segment, "Community Banking." All of the Company's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk of the portfolio and related funding. This situation is also similar for personal and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Company as one operating segment or unit. Although the Company's trust department is managed as a relatively distinct unit, its impact on the assets, liabilities and net income of the Company is not material.

General information required by SFAS No. 131 is disclosed in the Consolidated Financial Statements and accompanying notes. The Company operates in only the U.S. domestic market, specifically the Hudson Valley, which includes the counties of Dutchess, Rockland, Westchester, Orange, Putnam, Sullivan and Ulster, New York, as well as Long Island, New York and southern Connecticut. For the year ended December 31, 1998, 1997 and 1996, no customer accounted for more than 10% of the Company's revenue.

EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS Effective 1998, the Company adopted Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pensions and Other Postretirement Benefits". The statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, but requires additional information on changes in the benefit obligations and fair values of plan assets.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the third quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The adoption of this standard did not have a material effect on the Company's financial statements. However, although the Company does not hold derivative instruments at present, it may do so in the future under certain circumstances. Therefore, in connection with the adoption of SFAS No. 133, the Company, as permitted, transferred, at fair value, securities having a fair value of $96,985 and a carrying amount of $95,993 from its held to maturity portfolio to its available for sale portfolio. The effect of this increase was to increase stockholders' equity after tax by $576.

CASH FLOW INFORMATION
Cash and cash equivalents include federal funds sold, which generally are available to the Company on one day's notice, and other highly liquid instruments with an original term of three months or less.

RECLASSIFICATIONS
Certain reclassifications have been made to prior years' financial statements to conform to the presentation of 1998 financial information.

NOTE B - SECURITIES
SECURITIES CONSIST OF THE FOLLOWING:



                                                                AT DECEMBER 31, 1998
                                       ---------------------------------------------------------------------
                                       CARRYING    AMORTIZED    GROSS UNREALIZED  GROSS UNREALIZED      FAIR
                                        AMOUNT       COST           GAINS             LOSSES           VALUE

    U.S. TREASURY SECURITIES

       AVAILABLE FOR SALE                 $64,933     $64,027         $906                             $64,933

    U.S. GOVERNMENT AGENCIES

       AVAILABLE FOR SALE                  28,461      28,270          227              $36             28,461

    OBLIGATIONS OF STATES AND
    POLITICAL SUBDIVISIONS

       AVAILABLE FOR SALE                  97,082      94,905        2,254               77             97,082

       HELD TO MATURITY                    17,461      17,461          577                              18,038

    MORTGAGE BACKED SECURITIES

       AVAILABLE FOR SALE                  78,644      78,161          640              157             78,644

    OTHER DEBT SECURITIES

       AVAILABLE FOR SALE                  90,188      91,368           88            1,268             90,188

       HELD TO MATURITY                        75          75            4                                  79

    EQUITY SECURITIES

       AVAILABLE FOR SALE                     304         266           38                                 304

    REGULATORY SECURITIES                   9,703       9,703                                            9,703
                                         --------    --------       ------           ------           --------

    TOTAL SECURITIES                     $386,851    $384,236       $4,734           $1,538           $387,432
                                         --------    --------       ------           ------           --------
                                         --------    --------       ------           ------           --------
    TOTAL AVAILABLE FOR SALE              359,612    $356,997       $4,153           $1,538           $359,612

    TOTAL HELD TO MATURITY                 17,536      17,536          581                              18,117

    REGULATORY SECURITIES                   9,703       9,703                                            9,703
                                         --------    --------       ------           ------           --------
    TOTAL SECURITIES                     $386,851    $384,236       $4,734           $1,538           $387,432
                                         --------    --------       ------           ------           --------
                                         --------    --------       ------           ------           --------


At December 31, 1998, the net unrealized gain on securities "available for sale" (net of tax effect at a rate of 42% or $1,094) that was included in the "Accumulated Other Comprehensive Income" component of stockholders' equity was $1,521.


                                                                AT DECEMBER 31, 1997
                                       ------------------------------------------------------------------------
                                       CARRYING    AMORTIZED   GROSS UNREALIZED      GROSS UNREALIZED      FAIR
                                        AMOUNT      COST           GAINS                 LOSSES           VALUE
                                       -------     ---------   ----------------      ----------------     -----

 U.S. TREASURY SECURITIES

    AVAILABLE FOR SALE                 $64,793     $64,444             $350             $1       $64,793

 U.S. GOVERNMENT AGENCIES

    AVAILABLE FOR SALE                  51,958      51,926               79             47        51,958

 OBLIGATIONS OF STATES AND

 POLITICAL SUBDIVISIONS

    AVAILABLE FOR SALE                  70,946      69,686            1,282             22        70,946

    HELD TO MATURITY                    24,170      24,170              499                       24,669

 MORTGAGE BACKED SECURITIES

    AVAILABLE FOR SALE                  60,055      58,963            1,165             73        60,055

    HELD TO MATURITY                   131,299     131,299              628            267       131,660

 OTHER DEBT SECURITIES

    AVAILABLE FOR SALE                  28,734      28,694               89             49        28,734

    HELD TO MATURITY                        75          75                                            75

 EQUITY SECURITIES

    AVAILABLE FOR SALE                     192         162               30                          192

 REGULATORY SECURITIES                   7,720       7,720                                         7,720
                                      --------    --------           ------           ----      --------

 TOTAL SECURITIES                     $439,942    $437,139           $4,122           $459      $440,802
                                      --------    --------           ------           ----      --------
                                      --------    --------           ------           ----      --------
 TOTAL AVAILABLE FOR SALE             $276,678    $273,875           $2,995           $192      $276,678

 TOTAL HELD TO MATURITY                155,544     155,544            1,127            267       156,404

 REGULATORY SECURITIES                   7,720       7,720                                         7,720
                                      --------    --------           ------           ----      --------
 TOTAL SECURITIES                     $439,942    $437,139           $4,122           $459      $440,802
                                      --------    --------           ------           ----      --------
                                      --------    --------           ------           ----      --------



In the third quarter of 1998, the Company transferred, at fair value, mortgage-backed securities having a fair value of $96,985 (carrying value of $95,993) from its "held to maturity" portfolio to its portfolio of "available for sale" securities. This was done to enhance the Company's ability to respond to changes in the interest rate environment. This transfer was made in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities". Concurrent with the adoption of this statement, corporations were permitted to reclassify their "available for sale" and "held to maturity" securities without calling into question the past intent of an entity to hold securities to maturity. The effect of this transfer, after tax, was a $576 increase in stockholders' equity.

Subsequent changes in unrealized gains or losses on these transferred securities have been reflected in the "Accumulated Other Comprehensive Income" component of the Company's equity accounts, on an after-tax basis. If any of the transferred securities are sold, the realized gains or losses would be reflected in the Company's results of operations.

The Company has no plans to establish a trading account.

The Company's mortgage-backed securities at year end 1998 are all classified as available for sale and are principally pass-through securities issued by Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae). As of December 31, 1997, Mortgage-backed securities principally were five and seven-year balloon payment and seasoned pass-through 15 year securities, and adjustable rate securities.

The contractual maturities at December 31, 1998 of the Company's available for sale and held to maturity debt securities other than mortgage-backed and SBA securities are summarized in the following table. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.



                                                                AVAILABLE FOR SALE             HELD TO MATURITY
                                                                ------------------             ----------------
                                                               AMORTIZED        FAIR        AMORTIZED        FAIR
MATURITY PERIOD                                                   COST          VALUE         COST          VALUE
                                                               ---------      --------      ---------       -------
Within 1 year                                                   $85,618        $85,314         $9,778        $9,831

1-5 years                                                       106,572        107,996          4,624         4,832

5-10 years                                                       48,255         48,188          2,395         2,623

Over 10 years                                                    19,366         20,286            739           831
Mortgage-backed and SBA securities  of
U.S. Government Agencies not allocated
by maturity date                                                 97,186         97,828
                                                               --------       --------        -------       -------
TOTAL DEBT SECURITIES                                          $356,997       $359,612        $17,536       $18,117
                                                               --------       --------        -------       -------
                                                               --------       --------        -------       -------




Gross realized gains from sales of securities were $537, $338 and $225 in 1998, 1997 and 1996, respectively, and gross realized losses were $164, $9 and $262.

At December 31, 1998, securities with a carrying amount of $95.7 million were pledged as collateral for municipal deposits and other purposes. Municipal deposits so collateralized totaled $66 million at the same date.

NOTE C - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF
         CREDIT RISK

The Company utilizes financial instruments with off-balance-sheet risk to accommodate the financing needs of its customers. These instruments involve varying degrees of credit or interest-rate risk which are not recognized on the balance sheet. Credit risk is defined as the possibility of sustaining a loss because the other parties to a financial instrument fail to perform in accordance with the terms of the contract, whereas interest-rate risk arises from changes in the market value of positions stemming from movements in interest rates. In order to minimize credit risk, the Company subjects such commitments to its lending policy which includes a formal credit approval and monitoring process. This lending policy requires collateral where the customer credit evaluation determines that the inherent risk in the transaction warrants such collateral. In order to minimize interest-rate risk, the Company has established an asset/liability management policy, adherence to which is monitored by the Bank's Investment Committee of the Board. The contract amounts of the instruments referred to in the chart below reflect the extent of involvement in particular classes of financial instruments.

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

The Company's maximum exposure to accounting loss related to the contract amounts of these financial instruments, assuming they are fully funded, all borrowers default and any collateral proves to be worthless, at December 31, 1998 is as follows:



                                                      LOAN
                                               ORIGINATION        UNUSED LINES     STANDBY LETTERS
                                               COMMITMENTS           OF CREDIT           OF CREDIT               TOTAL
                                              -------------       -------------    ----------------       -------------


    Real Estate - Mortgage                         $21,703             $17,657                                 $39,360

    Real Estate - Construction                       8,110               7,419                                  15,529

    Home Equity Loans                                                   30,606                                  30,606

    Other Consumer Loans                                                15,150                                  15,150
    Commercial Loans                                                    38,926              $3,284              42,210
                                                   -------            --------              ------            --------
    TOTAL (December 31, 1998)                      $29,813            $109,758              $3,284           $ 142,855
                                                   -------            --------              ------            --------
    TOTAL (December 31,1997)                       $48,540            $113,697              $3,389            $165,626
                                                   -------            --------              ------            --------
                                                   -------            --------              ------            --------



The Company lends primarily in the Dutchess, Ulster, Sullivan, Orange, Westchester, Putnam and Rockland counties of Southeastern New York State. The Company also originates larger one-to-four family mortgage and commercial mortgage loans in the Connecticut counties of Fairfield, Hartford, New Haven and Litchfield and larger one-to-four family mortgage loans in the New York counties of Nassau and Suffolk. The ability of borrowers to make principal and interest payments in the future will depend upon, among other things, the level of overall economic activity and real estate market conditions prevailing within the Company's lending region.

Approximately 75% of the Company's loans (commercial, residential and personal) are collateralized by real estate. In addition to such loans outstanding, as shown on the balance sheet, the Company has standby letters of credit and other off-balance sheet credit risk exposure related to real estate loans. The Company generally requires collateral on all real estate related facilities and loan to value ratios not exceeding 75% to 80%. Private mortgage insurance is generally required on residential mortgages with loan to value ratios above 80%.

NOTE D - NONPERFORMING ASSETS, PAST DUE LOANS AND IMPAIRED LOANS

The following table presents nonperforming assets outstanding at December 31:



                                                              1998          1997        1996
                                                             -----         -----        ----
Nonaccrual loans                                               $8,868       $7,889      $9,113

Loans past due 90 days and still accruing                         497          443         645

Restructured troubled debt                                         28          682         500
                                                              -------      -------     -------
Total nonperforming loans                                       9,393        9,014      10,258

Other real estate owned, net                                      628        1,366       2,923
                                                              -------      -------     -------
Total nonperforming assets                                    $10,021      $10,380     $13,181
                                                              -------      -------     -------
                                                              -------      -------     -------


Information concerning interest income on nonperforming loans and restructured troubled debt is summarized below:


                                                                  1998         1997        1996
                                                                  ----         ----        ----
Interest income if all loans were current                         $892         $858      $1,038
Interest income recorded                                           100          273         215


At December 31, 1998 there were no commitments to lend additional funds to the borrowers associated with the nonperforming assets noted above.

Loans past due 30-89 days were as follows at December 31:


                                                             1998         1997          1996
                                                             ----         ----          ----
Amount past due                                           $12,813       $7,392       $11,511

Percent of total loans                                      1.32%         0.71%         1.10%


As described in Note A, the Company applies the guidelines in SFAS No. 114 to loans individually evaluated for impairment (principally commercial mortgage, commercial and industrial, construction loans and nonaccrual residential mortgages). Generally, the fair value of impaired loans was determined using the fair value of underlying collateral. Additional impaired residential mortgages might have been identified if the impairment identification procedures of SFAS No. 114 were required to be applied to homogenous loan portfolios. In the opinion of management, the amount of any such additional impaired loans would not be significant to the Company's consolidated financial position or results of operations.

Information regarding the recorded investment in impaired loans at December 31 and for the year then ended consists of the following:

                                                                            1998           1997           1996
                                                                            ----           ----           ----
Impaired loans for which an allowance of $2,242, $912 and $933,           $5,545         $7,339         $7,520
respectively has been established
Impaired loans for which an impairment write down of
$1,641, $1,483 and $1,672, respectively, has been taken                    3,323          1,232          2,093
Total recorded investment in impaired loans                               $8,868         $8,571         $9,613

Additional information regarding impaired loans is as follows:
Income recorded on impaired loans while they were considered to be impaired, on a cash basis
                                                                            $100           $273           $215
                                                                          ------         ------        -------
Average investment in impaired loans during the year                      $8,720         $9,092        $10,245
                                                                          ------         ------        -------
                                                                          ------         ------        -------



Activity in the allowance for losses on "other real estate owned" is summarized as follows for the years ended December 31:


                                                                            1998           1997          1996
                                                                            ----           ----          ----

Balance at beginning of year                                                $464           $671          $203
Provision (credit) to other real estate owned expense                       (384)                         525
Net charge-offs for realized losses                                          (80)          (207)          (57)
                                                                            ----           ----          ----
Balance at end of year                                                     $   0           $464          $671
                                                                            ----           ----          ----
                                                                            ----           ----          ----


NOTE E - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table outlines the balances, including related deferred loan fees and costs, of loan categories at December 31:


CATEGORY                                                                  1998                     1997
                                                                          ----                     ----
Real Estate - Residential                                             $427,440                     $504,544

Real Estate - Commercial                                               242,062                      223,542

Consumer & Installment                                                 134,152                      144,977

Commercial & Industrial                                                113,680                       93,351

Real Estate - Construction                                              50,888                       61,009

Other loans                                                              5,625                       13,449
                                                                      --------                   ----------
Total                                                                 $973,847                   $1,040,872
                                                                      --------                   ----------
                                                                      --------                   ----------

Changes in the allowance for loan losses for the years ended December 31 were as follows:

                                               1998         1997         1996
                                               ----         ----         ----
Balance, beginning of year                  $19,331      $18,533      $16,803
Charge-offs                                  (5,370)      (4,758)      (4,290)
Recoveries                                    1,380        1,081          870
                                            -------      -------      -------
Net charge-offs                              (3,990)      (3,677)      (3,420)
Provision for loan losses                     5,929        4,475        5,150
                                            -------      -------      -------

Balance, end of year                        $21,270      $19,331      $18,533
                                            -------      -------      -------
                                            -------      -------      -------



Substantially all newly originated fixed rate residential mortgage loans with 20 and 30 year terms are sold in the secondary market. The net realized gains on these sales were $443, $453 and $364 in 1998, 1997 and 1996, respectively. Mortgage loans held for sale at December 31, 1997, had a cost basis of $679 which approximated fair value.

NOTE F - PREMISES AND EQUIPMENT

Premises and equipment is comprised of the following at December 31:


                                                                    1998                       1997
                                                                    ----                       ----

Land                                                              $3,713                      $3,880

Buildings and improvements                                        28,634                      24,482

Furniture and equipment                                           24,747                      22,628
                                                                 -------                     -------
                                                                  57,094                      50,990

Accumulated depreciation and amortization                        (28,380)                    (25,672)
                                                                 -------                     -------
TOTAL                                                            $28,714                     $25,318
                                                                 -------                     -------
                                                                 -------                     -------



NOTE G - DEPOSITS

The following table outlines balances at December 31, for interest bearing accounts:


                                                                          1998                1997
                                                                          ----                ----

Money Market                                                          $326,102             $ 284,323


NOW                                                                     61,816                69,396

Savings                                                                304,578               356,460

Time                                                                   473,274               523,739
                                                                    ----------            ----------
TOTAL                                                               $1,165,770            $1,233,918
                                                                    ----------            ----------
                                                                    ----------            ----------

At December 31, 1998 and 1997, certificates of deposit of $100 or more included in time deposits totaled $125,613 and $110,291 respectively. The Company does not accept brokered deposits. Interest expense on deposits was as follows:


                                                             1998                 1997                   1996
                                                             ----                 ----                   ----

Savings accounts                                          $11,470               $13,955                $14,316

Certificates of deposit ($100 or more)                      7,557                 5,392                  4,341

Other time deposits                                        19,733                22,950                 25,122

NOW accounts                                                  825                   944                  1,077

Money market accounts                                      13,552                12,143                  9,006
                                                          -------               -------                -------
TOTAL                                                     $53,137               $55,384                $53,862
                                                          -------               -------                -------
                                                          -------               -------                -------



The maturities of time deposits outstanding at December 31, 1998 and 1997 are summarized for the periods indicated in the following table:



                                                                    1998                               1997
                                                                    ----                               ----
                                                                            WEIGHTED                           WEIGHTED
                                                           AMOUNT         AVERAGE RATE         AMOUNT        AVERAGE RATE
Balances outstanding at December 31, 1998, maturing in:

Three months or less                                     $154,294              4.93%         $153,248             5.15%
Three months through one year                             232,317              4.87           229,792             5.34
One to two years                                           43,480              5.25            57,220             5.64
Two to three years                                         18,118              5.65            35,121             6.14
Three to five years                                        21,530              5.69            46,146             6.21
Over five years                                             3,535              5.59             2,558             5.92
                                                         --------              ----          --------             ----
Total                                                    $473,274              5.00%         $523,739             5.45%
                                                         --------              ----          --------             ----
                                                         --------              ----          --------             ----



In April 1996, Pawling completed the acquisition of two branch offices located in Rockland County, New York and assumed deposit liabilities of approximately $152.8 million. Assets recorded in the acquisition were principally cash and a deposit purchase premium. The unamortized purchase premium of $5.9 million and $7.3 million at December 31, 1998 and 1997, respectively, is included in intangible assets in the consolidated balance sheets.

NOTE H- EMPLOYEE BENEFIT PLANS
At the date of the Merger, all predecessor plans were carried forward to the Company. The existing plans are described below. The Company is in the process of implementing amended benefit plans to present uniform coverage. For purposes of this note, employees of the predecessor companies continue to be described as being employees of those entities.

THRIFT PLAN

The Premier National Bancorp, Inc. Retirement and Thrift Plan is a qualified 401(k) defined contribution plan covering substantially all full time employees who have attained age 21 and have at least one year of service. Employee contributions vest immediately, while plan contributions vest as follows: 40% after 2 years, 60% after 3 years, 80% after 4 years and 100% after 5 years of service. For the profit sharing component of the plan, Hudson Chartered Bancorp determined, at the end of each fiscal year,an annual amount of profit sharing to be funded. However, as a result of the utilization of the CASH BALANCE PLAN described below, current profit sharing contributions have been suspended. For the thrift component of the plan, the Company matched employee contributions under deferred salary reduction agreements dollar for dollar up to 4% of eligible compensation. As of the date of the merger, the plan was amended to match two-thirds dollar for each dollar contributed under a salary reduction agreement up to 6% of eligible compensation. Employees can contribute up to 10% by way of such salary reduction agreements and, in addition, can voluntarily contribute up to an additional 10% of their eligible compensation. {PBI also maintained a qualified 401(k) defined contribution plan. Eligible employees could elect to contribute up to 8% of their compensation. PBI made contributions equal to 50% of the first 5% of a participant's contribution for non-highly compensated employees, and 50% of the first 3% for highly-compensated employees. Contributions to this plan were suspended as of the date of the merger.} Upon completion of all required approvals, the PBI 401(k) plan is intended to be merged into the Premier National Bancorp, Inc. Retirement and Thrift Plan. Expense for these plans was $754, $768 and $869 for 1998, 1997 and 1996, respectively.

CASH BALANCE PLAN

A retirement plan established by PBI covers substantially all employees of PBI who meet certain age and length of service requirements. Prior to October 1, 1997, the plan was a defined benefit plan providing for benefits based on the employees' years of accredited service and their average annual three years' earnings, as defined by the plan. Plan benefits were funded through PBI contributions at least equal to the amounts required by law. Effective October 1, 1997, the defined benefit plan was amended and restated as a "cash balance" plan. The annual service credit under the cash balance plan equals 5% of annual compensation (8% for those employees who were 50 years of age or older with at least 10 years of service as of September 30, 1997), and the actual earnings credit on employee balances is the rate on the 30 year Treasury bond prevailing at the beginning of each plan year. After the merger, the former Hudson Chartered Bancorp employees were included in this plan with benefits calculated retroactively back to October 1, 1997, and vesting requirements were changed to mirror the ongoing thrift plan.

The following are reconciliations of the benefit obligations and the fair value of plan assets of the Cash Balance plan plan, the amounts not recognized in the statements of financial position, and the amounts recognized in the statement of financial position as of December 31, 1998 and 1997:


                                                                         1998          1997
                                                                         ----          ----

Change in benefit obligation:


  Benefit obligation at beginning of year                               $7,060       $ 6,921
  Service cost                                                             833           263
  Interest cost                                                            443           508
  Actuarial loss                                                         1,297           189
  Annuity payments                                                        (442)         (313)
  Settlements                                                             (737)          (66)
  Plan amendments                                                            0          (442)
                                                                        ------       -------
  Benefit obligation at end of year                                      8,454         7,060
                                                                        ------       -------

Change in plan assets:
  Fair value of plan assets at beginning of year                        10,133         8,592
  Actual return on plan assets                                           1,053         1,869
  Employer contributions                                                                  51
  Annuity payments                                                        (442)         (313)
  Settlements                                                             (737)          (66)
                                                                        ------       -------
  Fair value of plan assets at end of year                              10,007        10,133
                                                                        ------       -------

  Funded status                                                          1,553         3,073
  Unrecognized net actuarial gain                                         (879)       (1,950)
  Unrecognized prior service cost                                         (378)         (567)
  Unrecognized net transaction obligation                                    4            13
                                                                        ------       -------

  Prepaid benefit expense included in other assets                        $300          $569
                                                                        ------       -------
                                                                        ------       -------



The plan assets are primarily invested in a money market fund, stocks, and bonds. Valuation of the pension plan as shown above were conducted as of December 31, 1998 and October 1, 1997. Assumptions used by the Company in the determination of pension plan information consisted of the following:


                                                                             1998              1997              1996
                                                                             ----              ----              ----
Weighted-average discount rate                                               5.0%             7.25%             7.75%
Rate of increase in compensation levels                                      4.0              5.0               5.5
Expected long-term rate of return on plan assets                             8.0              8.0               8.0


   The components of net periodic benefit cost consisted of the following for the years ended December 31:


                                                                  1998             1997              1996
                                                                  ----             ----              ----
Service cost                                                      $833             $263              $271
Interest cost                                                      443              508               489
Expected return on plan assets                                    (787)            (676)           (1,082)
Net amortization and deferral                                     (219)             (39)              472
                                                                  ----             ----             -----
Total                                                             $270              $56              $150
                                                                  ----             ----             -----
                                                                  ----             ----             -----


OTHER RETIREMENT PLANS

Both HCB and PBI had certain employment arrangements which include supplemental retirement benefits for certain key executives that offset the reduction in benefits due to certain limitations imposed under the federal income tax laws. These arrangements are unfunded and are a general liability of the Company. The unfunded liability at December 31, 1998 was $391.

HCB also maintained an Executive Supplemental Income Plan ("ESI Plan"), a nonqualified plan that provides certain employees with supplemental retirement benefits. The ESI Plan utilizes life insurance contracts for indirect funding of preretirement benefits. Related expense was $74, $117 and $103 in 1998, 1997 and 1996, respectively. These plans also provide that, in the event of a "change in control", employees who have attained age 55 may retire and are immediately eligible to receive benefits without prior board approval and without satisfying any minimum years of service requirement. Other covered employees who are terminated, without just cause, or who voluntarily terminate employment, after a change in control, are entitled to receive their retirement benefits upon reaching normal retirement age. This plan has not been offered by the Company since 1994 and its provisions covers five remaining employees.

PBI also maintained a non-qualified, unfunded retirement and severance plan for members of its Board of Directors of its banking subsidiary. Under this plan, each member leaving the Board after at least five years of service is entitled to a benefit consisting of the annual retainer fee at the time of departure multiplied by the director's number of years of service, up to 15 years. The annual cost of this plan was $113 for 1998, $80 for 1997 and $85 for 1996. Nine of the present directors of the Company are currently covered by this plan. The accumulated benefit obligation was $285 at December 31, 1998.

HCB also established a change in control plan for the directors of its banking subsidiary which allows for payment in the event of a change in control of one-twelfth of the current year's retainer for each year of service with a minimum payment of one year's retainer for any director terminated in connection with a change in control. Eight of the present directors of the Company are currently covered by this plan. Such liability, if incurred, would not have a significant impact on the financial condition of the Company.

The Company maintains a deferred compensation plan for directors and executive officers that allows for the individual to defer compensation into a variety of funded vehicles or phantom stock of the Company. The phantom stock component is unfunded, and the Company has recorded a liability of $304 as of December 31, 1998.

POSTRETIREMENT BENEFITS

PBI provided certain postretirement health care benefits. Substantially all PBI employees became eligible for postretirement benefits if they meet certain age and length of service requirements. PBI accrued the cost of these benefits as they are earned by active employees. Effective with the merger, non-retiree benefits were frozen at levels earned and such future benefit would only be paid should the employee retire. As a result of this change, the Company recorded a credit to compensation expense of $169. The liability for these non-retired employees is accrued on an actuarial basis. The liability at December 31, 1998 is $228.

The following are reconciliations of the benefit obligation and the fair value of plan assets, the funded status of the plan, the amounts not recognized in the statement of financial position, and the amounts recognized in the statement of financial position.



                                                                             1998       1997
                                                                             ----       ----
Change in benefit obligation:


    Benefit obligation at beginning of year                                $ 1,392    $ 1,364
    Service cost                                                                26
    Interest cost                                                               80         96
    Actuarial (gain) loss                                                      108        (19)
    Benefits paid                                                              (76)       (75)
    Settlements                                                               (172)
                                                                           -------    -------
    Benefit obligation at end of year                                      $ 1,332    $ 1,392
                                                                           -------    -------

Change in plan assets:
   Contributions to the plan                                               $    76    $    75
   Benefits paid                                                               (76)       (75)
                                                                           -------    -------
   Fair value of plan assets at end of year                                      0          0
                                                                           -------    -------

   Funded status                                                           $(1,332)   $(1,392)
   Unrecognized net actuarial gain                                            (381)      (461)
   Unrecognized prior service cost                                                       (366)
                                                                           -------    -------
   Accrued benefit cost                                                    $(1,713)   $(2,219)
                                                                           -------    -------
                                                                           -------    -------




   Valuations of the post retirement health insurance plan as shown above were conducted as of December 31, 1998 and October 1, 1997. Assumptions used by the Company in the determination of pension plan information consisted of the following:


                                1998    1997    1996
                                ----    ----    ----

Discount rate                   6.5%    7.25%   7.75%
Current medical trend rate      6.5     7.0     9.5
Ultimate medical trend rate     5.0     5.0     5.5


   The components of net periodic benefit cost consisted of the following for the years ended December 31:

                                      1998     1997      1996
                                      ----     ----      ----

Service cost                                  $  26    $  58
Interest cost                        $  80       96      100
Net amortization and deferral          (73)     (69)     (60)
Settlements and curtailments          (437)
                                     -----    -----    -----
Net periodic benefit cost (credit)   $(430)   $  53    $  98
                                     -----    -----    -----
                                     -----    -----    -----



The accumulated postretirement benefit obligation was determined using discount rates of 6.50%, 7.25% and 7.75% at December 31, 1998, 1997 and 1996,
respectively. At December 31, 1998, the assumed rate of increase in future health care costs was 7.0% for 1999, gradually decreasing to 5.0% in the year 2002 and remaining at that level thereafter. Increasing the assumed health care cost trend rate by 1.0% in each future year would increase the accumulated benefit obligation as of December 31, 1998 by $137 and the aggregate of the service and interest cost by $9 for the year then ended.

EMPLOYMENT AGREEMENTS
PNB has entered into [or assumed from its predecessor companies] employment and change in control agreements with certain of their key executives. The agreements range in period from one to three years, expiring from 1999 through 2001, and contain specified conditions for extension or expiration, either annually or prior to expiration. In certain cases, conditions exist which allow for lump sum payments in connection with defined changes in control, termination without cause or failure to extend. The maximum liability under these contracts, at December 31, 1998, if such payments were required for all executives, would be approximately $3.6 million, of which $.5 million has been accrued.

SEVERANCE PLANS
The Company has adopted a change in control severance pay plan on behalf of employees not covered by individual agreements. The plan provides employees with certain rights and benefits upon termination following a change in control as defined in the plan. Benefits range from a minimum of three weeks of salary to a maximum of 104 weeks of salary depending on years of service and position. No liability has been recorded under this plan.

In connection with the merger, the Company adopted the former PBI severance pay plan for all employees employed by the Company prior to January 14, 1998. Those employees terminated within two years of the merger date (July 17,1998) may be eligible for severance benefits ranging eight weeks of salary to a maximum of nine months of salary plus continuation of medical insurance for periods ranging from six to nine months, depending on length of service and position. The Company has recorded a liability of $831 in connection with the plan as of December 31, 1998.

NOTE I - LEASES

Total rental expense for operating leases for 1998, 1997 and 1996 was $989, $857 and $894, respectively. Future minimum payments, under non-cancelable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 1998:


YEAR                                                 AMOUNT

1999                                                   $899
2000                                                    785
2001                                                    576
2002                                                    494
2003                                                    367

Thereafter                                            2,007
                                                     ------
   Total                                             $5,128
                                                     ------
                                                     ------


The Company leases a portion of its buildings to tenants for various terms with varying renewal periods. Rental income received was $381, $348 and $369 in 1998, 1997 and 1996, respectively.

NOTE J - INCOME TAXES

The following is a reconciliation between the effective income tax rate and the statutory federal tax rate:



                                                             YEAR ENDED DECEMBER 31,

                                                            1998     1997     1996
                                                            ----     ----     ----

Income tax based on pretax income at statutory rate         35.0%    34.0%    34.0%

Charges (credits) resulting from:

  State taxes, net of federal tax benefit                    6.0      5.7      6.3

  Income from tax-exempt securities                         (5.4)    (3.7)    (2.8)

  Non-deductible merger expenses                             2.8       .2

  Favorable resolution of prior years' tax examinations                       (9.8)

  Other, net                                                (1.4)
                                                            ----     ----     ----
     Effective income tax rate                              37.0%    36.2%    27.7%
                                                            ----     ----     ----
                                                            ----     ----     ----






Federal and state tax benefits of $1.5 million and $.9 million, respectively, were recognized in 1996 upon settlement with the tax authorities of audits of certain prior years' tax returns.

The valuation allowance applicable to the Company's state deferred tax asset was eliminated in 1998, resulting in a reduction in income taxes of $238.

The components of income tax expense (benefit) are as follows for the years ended December 31:


                          1998        1997         1996
                          ----        ----         ----

Current:

  Federal               $  7,011    $  7,666    $  6,405
  State                    2,354       2,370       1,711
                        --------    --------    --------
                           9,365      10,036       8,116
Deferred                  (1,687)        (39)     (1,212)
                        --------    --------    --------

Total                   $  7,678    $  9,997    $  6,904
                        --------    --------    --------
                        --------    --------    --------

Temporary differences arising from the recognition of income and expense in different periods for tax and financial reporting purposes resulted in deferred income tax (benefit) expense as follows:


                                                                       YEAR ENDED DECEMBER 31,
                                                                     1998     1997       1996
                                                                     ----     ----       ----

Provision for loan losses and OREO                               $  (980)   $  (524)   $(1,132)
Accelerated depreciation                                            (151)        37       (200)
Deferred fee (expense) income                                       (161)       237        253
Compensation                                                        (143)      (240)      (100)
Core deposit intangible                                             (334)      (305)      (249)
Reduction in valuation allowance                                    (238)
Other                                                                320        834        216
                                                                     ---        ---        ---

Deferred income tax benefit                                      $(1,687)   $    39    $(1,212)
                                                                 -------    -------    -------
                                                                 -------    -------    -------






The tax effects of temporary differences that give rise to portions of deferred tax assets and deferred tax liabilities at December 31, are as follows:


                                                                               1998       1997        1996
                                                                               ----       ----        ----

DEFERRED TAX ASSETS:
   Allowance for loan losses and OREO                                       $  9,022    $  8,042    $  7,518
   Compensation                                                                1,597       1,454       1,214
   Core deposit intangible                                                       941         607         302
   Deferred fee income                                                           503         342         579
   Other                                                                         133         450       1,243
                                                                            --------    --------    --------
   Gross deferred tax assets                                                  12,196      10,895    $ 10,856
                                                                            --------    --------    --------

DEFERRED TAX LIABILITIES:
   Depreciation                                                                 (345)       (496)       (533)
   Unrealized holding gains on "available for                                 (1,224)     (1,156)       (751)
     sale" securities
   Mortgage servicing                                                            (96)        (31)        (24)
   Accretion on securities                                                       (68)       (130)       (101)
                                                                            --------    --------    --------
   Gross deferred tax liabilities                                             (1,733)     (1,813)     (1,409)
                                                                            --------    --------    --------
   Net deferred tax assets before valuation allowance                         10,463       9,082       9,447
   Valuation allowance                                                                      (238)       (238)
                                                                            --------    --------    --------
   Net deferred tax asset                                                   $ 10,463    $  8,844    $  9,209
                                                                            --------    --------    --------
                                                                            --------    --------    --------


Based on recent historical and anticipated future pre-tax earnings, management believes it is more likely than not that the Company will realize its net deferred tax assets.

As a thrift institution, Pawling was subject to special provisions in the federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically were determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves are maintained equal to the excess of allowable deductions over actual bad debt losses and other reserve reductions. These reserves consisted of a defined base-year amount, plus additional amounts ("excess reserves") accumulated after the base year. SFAS No. 109 requires recognition of deferred tax liabilities with respect to such excess reserves, as well as any portion of the base-year amount which is expected to become taxable (or "recaptured") in the foreseeable future.

Certain amendments to the federal and New York State tax laws regarding bad debt deductions were enacted in July and August 1996. The federal amendments included elimination of the percentage of taxable income method for tax years beginning after December 31, 1995 and imposition of a requirement to recapture into taxable income (over a six-year period) the bad debt reserves in excess of the base-year amounts. Pawling established a deferred tax liability with respect to such excess federal reserves. The New York State amendments redesignated all of Pawling's state bad debt reserves as the base-year amount.

As a result of the merger described in Note A, the Company was required to immediately recapture Pawling's state base-year reserve and recorded a net expense of $752 under merger expenses to reflect its tax liability to the State in the 1998 financial statements. Under the present tax laws, however, Pawling's federal base-year reserve was not subject to immediate recapture.

In accordance with SFAS No. 109, the Company has not recognized deferred tax liabilities with respect to Pawling's federal base-year tax bad debt reserves of $8.8 million. The unrecognized deferred tax liability at December 31, 1998 with respect to the federal base-year reserves was $3.0 million. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Company's retained earnings represented by this reserve are used for dividends or distributions in liquidation or for any other purpose other than to absorb losses from bad debts., (2) the Company fails to qualify as a Bank as provided by the Internal Revenue Code, or (3) there is a change in federal tax law.

NOTE K - OTHER COMMITMENTS AND CONTINGENCIES

The financial statements do not reflect various commitments, contingent liabilities and fiduciary liabilities for assets held in trust, which arise in the normal course of business. Management does not anticipate any losses arising from these transactions. Trust Department assets under administration total approximately $264,550 at December 31, 1998.

The Bank regularly sells certain types of long-term fixed rate mortgages to a United States agency which are under recourse arrangements for four months. As of December 31, 1998, $482 of these sales are subject to such recourse.

The Bank is required to maintain an interest free deposit balance with the Federal Reserve Bank, which averaged approximately $14.5 million during 1998; the Bank does not earn interest or other income on such deposited funds.

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


                                           1998        1997
                                           ----        ----

Balance, beginning of year             $ 23,614    $ 23,698

New loans                                 1,443       3,651

Repayments/Deletions                    (15,034)     (3,735)
                                        -------      ------

Balance, end of year                   $ 10,023    $ 23,614
                                       --------    --------
                                       --------    --------




The Bank leases premises from an affiliate of a director which lease will expire in December 1999. Payments made to this affiliate in 1998, 1997 and 1996 were $112, $142 and $134, respectively. Entities in which directors have interests provide automotive, insurance and legal services to the Company. The total cost of such services aggregated $705, $713 and $887 in 1998, 1997 and 1996, respectively.

NOTE M - OTHER INTEREST BEARING LIABILITIES

Other interest bearing liabilities are summarized as follows, at December 31,:

                                         1998                 1997
                                         ----                 ----
Federal Home Loan Bank advance          $1,725               $1,725
                                        ------               ------
                                        ------               ------


The principal balance outstanding at December 31, 1998 matures in 1999.
From time to time, the Company has occasionally purchased federal funds. These borrowings generally matured within one to four days of the transaction date. There were no such borrowings at any time during 1998 or 1997.

The Bank maintains a line of credit with the Federal Home Loan Bank and, at December 31, 1998, had immediate access to additional liquidity in the amount of $100 million under FHLB's secured advance program, including the outstanding advance. Additionally, the Bank maintains a federal funds line of credit in the amount of $5 million with one of its correspondents. Other than the $1,725 advance maturing in 1999, there were no borrowings under these facilities in 1997 or 1998.

NOTE N - RESTRICTION ON SUBSIDIARY DIVIDENDS AND LOANS TO AFFILIATES

Dividends are paid by the Company from its liquid assets which are mainly provided by dividends from the Bank. However, certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of earnings retained in the current year plus retained net earnings for the preceding two years. After December 31, 1998, $7,282 is available for distribution to the Company as dividends without prior regulatory approval (in addition to the 1999 results of operations of the Bank).

Under Federal Reserve regulations, the Bank also is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specific obligations. At December 31, 1998, the maximum amount available for lending by the Bank to the Company or its affiliates in the form of loans approximated 20% of consolidated net assets with a maximum per affiliate limit of 10%. The parent company has a mortgage loan from the Bank at December 31, 1998 of $859. Interest is payable at the prime rate plus one percent (8.75% at December 31, 1998). Such amounts eliminate in consolidation.


NOTE O - STOCKHOLDERS' EQUITY

COMMON STOCK
In both December 1996 and 1998, the Board of Directors approved separate 10% stock dividends, payable in January 1997 and 1999, respectively. The Board also declared a three for two stock split in September 1997, payable October 1997 in the form of a 50% stock dividend. Shares and share prices have been retroactively adjusted to reflect the issuance of the stock dividends and the stock splits for December 1996 ,September 1997 and December 1998 . The 1996 and 1998 financial statements reflect the capitalization of $11,309 and $24,435, respectively, of retained earnings reflecting a market value of $15.91 and $15.80 per adjusted share on the respective dates of declaration of the 10% stock dividends. The 1997 financial statements reflect the capitalization of 1,875 of additional paid in capital at the par value of the 50% stock split on the date of declaration of $.80 per share. In connection with the merger, the equity accounts of PBI have been retroactively restated to reflect the 1.82 exchange ratio.

Common stock has a par value of $0.80 per share. The following table summarizes the number of shares at December 31:


                                                      1998           1997(1)
                                                      ----           -------
Total issued and outstanding shares                 15,695,124   14,050,155
Other issued shares - Treasury shares                    2,166       85,015
                                                    ----------   ----------
Total issued shares                                 15,697,290   14,135,170
Reserved shares (not yet issued):


    Dividend reinvestment and stock purchase plan      488,246      500,322
    HCB 1995 Incentive Stock Option (Plan II)          936,365      918,088
    Frozen plans:
       HCB 1990 Incentive Stock Option (Plan I)         24,823       46,048
       PBI Employees Stock Option Plan                 456,883      975,783
                                                       187,971      266,721
       PBI Directors Stock Option Plan
Other authorized but unissued shares                32,208,422    3,157,868
                                                    ----------   ----------
Total authorized                                    50,000,000   20,000,000
                                                    ----------   ----------
                                                    ----------   ----------

(1) Number of shares at December 31, 1997 have not been restated to reflect the 10% stock dividend declared December 1998.


Under its Certificate of Incorporation as amended and restated in the Merger, Premier National Bancorp, Inc. is authorized to issue 50,000,000 shares of common stock, par value $0.80 per share.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
The Company has a Dividend Reinvestment and Stock Purchase Plan that allows participating common stockholders to reinvest cash dividends in additional shares of common stock (at market value) in lieu of cash dividends and gives participants the right to elect to make optional cash payments to purchase up to $5 per quarter of shares of common stock (at market value), subject to the terms and limitations of the plan.

PREFERRED STOCK
The HCB cumulative convertible perpetual Preferred Stock, Series B, was convertible at the option of the holder into shares of common stock at a conversion price of $7.85 (as adjusted for stock dividends) per share of common stock (equivalent to approximately 1.4012 shares of common stock for each share of Series B). The conversion price was subject to adjustment upon the occurrence of certain events. The Series B was redeemable at $10 per share (the original issue and liquidation price) at HCB's option prior to January 1, 1998, if the closing bid price of the Company's common stock had been at least 140% of the conversion price for 20 consecutive trading days at any time during the period. Having met this criteria, on March 12, 1996, HCB called all the outstanding (571,301) shares of the Series B preferred stock for redemption, effective April 15, 1996. Of the 571,301 shares outstanding, 559,055 shares of Series B preferred were converted into 78,333 shares of common stock of the Company and 12,246 shares were redeemed, for a total reduction of stockholders' equity related to redemption of $123 which was paid from the Company's liquid assets. Cumulative cash dividends were payable quarterly at the rate of 7.25% per year on the original issue price of $10 per share. Dividends of $.18125 per share were declared on Series B Preferred Stock in 1996.

The Company has authorized a total of 5,000,000 shares of preferred stock, $.01 par value, which the Board of Directors has the authority to divide into series and to fix the dividends, rights and preferences of any series so established.

TREASURY STOCK PURCHASE PROGRAM

From time to time, the Boards of Directors of both HCB and PBI authorized the repurchase of shares of their common stock in the open market. HCB purchased 9,017, and 129,475 shares of common stock at a cost of $190, and $3,496 in 1998 and 1997, respectively, for funding its dividend reinvestment and purchase plan and option exercises. PBI purchased 27,300 shares of common stock at a cost of $362 in 1997. Such shares purchased by PBI were retired as a result of the merger. On December 16, 1997, in conjunction with the approval of the Plan of Merger (described in Note A) the Boards of Directors of HCB and PBI rescinded their authorizations for open market purchases of their common stock under the Repurchase Programs.

SUBSEQUENT EVENT

On February 25, 1999, the Board of Directors approved a stock repurchase program and authorized management to purchase, over the next two years, up to 1,250,000 shares (approximately 7.9%) of the Company's Common stock from the market to offset the effects of the Company's dividend reinvestment and purchase plan and option exercises.

STOCK COMPENSATION PLANS

HCB INCENTIVE STOCK OPTION PLAN
Under the HCB 1990 Incentive Option Plan (Plan I), options to purchase shares of common stock were granted to key personnel of a predecessor company based upon their performance for terms up to 10 years at exercise prices not less than the fair value of the shares at the date of grant. Such options vest and are exercisable on a cumulative basis at 20% per year with a maximum exercise period of 5 years from date of vesting. Stock purchased under the plan is subject to certain resale restrictions and HCB retains the right to redeem outstanding shares at book value for employees terminating prior to retirement. The plan was not merged with the HCB 1995 Incentive Stock Plan (Plan II) and no new options have been granted under this plan since 1994.

In 1995, HCB established the HCB 1995 Incentive Stock Plan (Plan II) as the successor plan of a predecessor company. Incentive and nonqualified stock options are utilized to assist in attracting, retaining and providing incentives to key officers and employees. Grants under the plan may be in the form of incentive stock options, nonqualified stock options, restricted stock or stock appreciation rights. Stock options may be granted with the stock appreciation rights or the stock appreciation rights may be issued separately. Options may not be granted at less than 100% of the fair market value on the date of grant. However, options or rights may be granted at greater than the fair market value on the date of grant. Options vest no less than six months after the date they were granted and expire no later than 10 years from the grant date. The determination and grant of an incentive stock option, nonqualified stock option, a stock appreciation right or restricted stock is determined solely at the discretion of the Personnel and Compensation Committee of the Board of Directors. The maximum number of shares of common stock with respect to which options or rights may be outstanding to any eligible employee under the plan (or any other HCB plans) is 142,918 shares. At December 31, 1998, shares available for future grants totaled 323,186. In September 1998, options of 158,840 and stock appreciation rights of 98,780 were granted at an exercise price of $19.34 which was $3.54 above the current market price at the date of grant.

PBI EMPLOYEES AND DIRECTORS STOCK OPTION PLANS
PBI established stock option plans for its employees and directors. Under the plans, the option exercise price may not be less than the fair market value of the common stock at the date of the grant. Options granted pursuant to the employees' plan are generally exercisable any time within ten years of the date of grant. Unexercised options generally expire either 90 days or one year (options granted after 1996) after termination of an employee's continuous employment by the Company, except in connection with severance arrangements which provide employees up to nine months to exercise the options. Options granted pursuant to the directors' non-qualified stock option plans have ten-year terms, and vest and become fully exercisable six months after the date of grant. The plans were not merged with the Hudson Chartered Bancorp 1995 Incentive Stock Plans and no new options will be granted under the plans.

In January 1998, options for an additional 113,613 shares were granted under the employees' plan at an exercise price of $17.61.

COMBINED OPTION PLAN INFORMATION

In connection with the merger of HCB and PBI, all of the outstanding PBI options were converted into options to purchase common stock of the Company. Consolidated transactions under the Company's Stock Option Plans, including SAR's, for the years ended December 31, 1998, 1997 and 1996, are presented below:



                                          STOCK OPTION PLAN
                                          -----------------
                                                 Weighted Average
                                     SHARES      EXERCISE PRICE
                                    ---------    --------------
Outstanding at January 1, 1996      1,086,487    $    6.55
     Granted                          319,453        10.17
     Exercised                       (293,827)        6.41
     Forfeited                        (32,311)        8.36
                                    ---------
Outstanding at December 31, 1996    1,079,800         7.70
     Granted                          198,228        14.02
     Exercised                       (169,493)        7.58
     Forfeited                         (3,004)        8.76
                                    ---------
Outstanding at December 31, 1997    1,105,533         8.82
     Granted                          371,233        18.81
     Exercised                       (189,906)        7.20
     Forfeited                         (4,004)       11.61
                                    ---------
Outstanding at December 31, 1998    1,282,856    $   11.65
                                    ---------    ---------
                                    ---------    ---------
Exercisable at December 31:
1996                                  945,203    $    7.29
1997                                1,021,168         8.15
1998                                1,025,236         9.92


The following table summarizes information about the Company's stock options outstanding and exercisable at December 31, 1998:

                                                  WEIGHTED AVERAGE
                      EXERCISE PRICE         NUMBER        REMAINING LIFE (YEARS)       EXERCISE PRICE
                      $ 3.50 to $ 5.91            186,434             4.5                        $4.75
                        6.26 to   7.87            162,660            10.8                         6.84
                        8.24 to  11.61            475,516             8.0                         9.91
                       14.82 to  17.61            200,626             8.5                        17.23
Exercisable           $ 3.50 to $17.61          1,025,236             7.9                        $9.92
                      ------    ------          ---------             ---                        -----
Not Exercisable                 $19.34            257,620             8.9                       $19.34
                                ------            -------             ---                       ------
                                ------            -------             ---                       ------



The fair value of each option grant was estimated on the date of grant by HCB and PBI, respectively, using the Black - Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996.


                              1998           1997            1996
                           -----------------------------------------
                           HCB/PNB PBI    HCB   PBI       HCB-PBI
Dividend yield             2.27 - 2.94%   2.2 - 3.0%     3.0 - 4.1%

Expected volatility        25.9 - 40.8%   23.6 - 27.8%   25.0 - 44.5%

Risk free rate of return   4.95 - 5.11%   6.05 - 6.45%   5.25 - 5.95%

Expected life (years)      5.0 - 10.0     5.0 - 5.4      6.0 - 7.4



The weighted average fair value of options granted in 1998, 1997 and 1996 were $4.63, $5.48 and $4.70, respectively.

The Company maintains stock option plans as described above. The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123 (Black-Scholes Model), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31: [SAR's are not included in this disclosure as compensation expense is recorded as incurred.]


                                                   1998         1997       1996
                                                   ----         ----       ----

Net income                    As reported        $13,052      $17,640     $17,987
                              Pro forma           11,909       16,982      17,068


Basic earnings per share      As reported        $   .84      $  1.14     $  1.16
                              Pro forma              .76         1.11        1.11


Diluted earnings per share    As reported        $  .82       $  1.11     $  1.13
                              Pro forma             .75          1.07        1.07



The effects of applying SFAS No. 123 for disclosing compensation cost under this pronouncement may not be representative of the effects on reported net income for future years.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

The Company has established an ESOP covering all full-time employees who meet certain service requirements. Discretionary contributions by the Company are determined annually by the Board of Directors, up to the maximum amount permitted under the Internal Revenue Code. The ESOP borrowed money from an unrelated bank to purchase shares of common stock. The Company guaranteed the ESOP's loan, which was paid in full in December 1997. Prior to the payoff, the Company was obligated to contribute sufficient cash to the ESOP to service the loans; therefore, the unpaid balance of the loan was reflected in the accompanying balance sheets as long-term debt and the amount representing unearned employee benefits was recorded as a reduction of the Company's stockholders' equity. All full-time employees with one year of service are eligible for this plan.

Both the loan obligation and the unearned benefit expense are reduced by the amount of any loan repayments made by the ESOP. As of December 12, 1997, the Company paid off the loan obligation and subsequently recorded a total contribution expense related to the ESOP in 1997 of $129 compared to compensation expense of $43 in 1996. The unallocated shares associated with the ESOP loan were subsequently released to participant accounts. As of December 31, 1998, the ESOP owned 123,143 shares of the Company's common stock (all of which were available to participants and considered in total issued and outstanding shares).

CAPITAL ADEQUACY

Both Premier National Bancorp, Inc. and Premier National Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on their financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, they must meet or exceed specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank and its parent company to maintain or exceed minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998 and 1997, that both the Bank and its parent company meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from the Bank's primary regulator (the Office of the Comptroller of the Currency) as to Premier National Bank categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as " well capitalized" a bank must maintain or exceed minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed either institution's category.

CAPITAL RATIOS

THE FOLLOWING SUMMARIZES THE MINIMUM CAPITAL REQUIREMENTS AND THE ACTUAL CAPITAL POSITION AT DECEMBER 31, 1997 AND 1998 ON A COMBINED BASIS AFTER GIVING EFFECT TO THE MERGER DESCRIBED IN NOTE A:




                                                                            MINIMUM
                                                                          TO BE WELL
                                                       MINIMUM        CAPITALIZED UNDER
                                                      FOR CAPITAL     PROMPT CORRECTIVE
                                     ACTUAL       ADEQUACY PURPOSES:  ACTION PROVISIONS:
                                    --------     ------------------   ------------------

BANK ONLY
AS OF DECEMBER 31, 1997:     AMOUNT       RATIO   AMOUNT   RATIO   AMOUNT      RATIO
                             ------       ------  ------   -----   ------      -----

TOTAL CAPITAL
(TO RISK WEIGHTED ASSETS)   $134,680      13.64%$ 78,995     8.0% $ 98,744     10.0%

TIER I CAPITAL
(TO RISK WEIGHTED ASSETS)    122,241      12.38   39,498     4.0    59,246      6.0

TIER I CAPITAL
(TO AVERAGE ASSETS)          122,241       7.68   63,662     4.0    79,578      5.0

AS OF DECEMBER 31, 1998:

TOTAL CAPITAL
(TO RISK WEIGHTED ASSETS)   $134,412      12.61%$ 85,275     8.0% $106,594     10.0%

TIER I CAPITAL
(TO RISK WEIGHTED ASSETS)    121,593      11.41   42,638     4.0    63,956      6.0

TIER I CAPITAL
(TO AVERAGE ASSETS)          121,593       7.82   62,185     4.0    77,732      5.0

CONSOLIDATED
AS OF DECEMBER 31, 1997:

TOTAL CAPITAL
(TO RISK WEIGHTED ASSETS)   $152,158      15.30%$ 79,583     8.0%

TIER I CAPITAL
(TO RISK WEIGHTED ASSETS)    139,638      14.04   39,791     4.0

TIER I CAPITAL
(TO AVERAGE ASSETS)          139,638       8.69   64,290     4.0

AS OF DECEMBER 31, 1998:

TOTAL CAPITAL
(TO RISK WEIGHTED ASSETS)   $161,483      15.38%$ 84,012     8.0%

TIER I CAPITAL
(TO RISK WEIGHTED ASSETS)    148,333      14.12   42,006     4.0

TIER I CAPITAL
(TO AVERAGE ASSETS)          148,333       9.13   64,952     4.0


NOTE P - PARENT COMPANY ONLY FINANCIAL INFORMATION
BALANCE SHEETS


                                                                            DECEMBER 31,
                                                                          1998        1997
                                                                          ----        ----
ASSETS
 Cash (deposited in Bank)                                                $  7,790   $  1,266
 Federal funds sold                                                                    3,800
 Securities available for sale, at fair value                               6,388      7,815
 Other securities                                                             109        109
 Investment in subsidiaries:
 Bank                                                                     131,848    131,382
 Other                                                                        319        376
 Premises                                                                   4,840      4,976
 Other assets                                                               8,253      3,023
                                                                         --------   --------
TOTAL ASSETS                                                             $159,547   $152,747
                                                                         --------   --------
LIABILITIES
 Notes payable - Bank subsidiary                                         $    859   $    959
  Other liabilities                                                         2,534      2,951

STOCKHOLDERS' EQUITY                                                      156,154    148,837
                                                                         --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $159,547   $152,747
                                                                         --------   --------
                                                                         --------   --------




STATEMENTS OF INCOME AND EXPENSE


                                                                                    YEAR ENDED DECEMBER 31,
                                                                              1998         1997        1996
                                                                              ----         ----        ----
Dividends from Bank                                                         $ 14,315    $ 11,105    $  8,194
Other income                                                                   1,374       1,511       1,053
Merger related expenses                                                       (2,272)       (541)
Other  expenses                                                               (1,144)     (1,306)       (411)
                                                                            --------    --------    --------
Income before income taxes and equity in undistributed net income             12,273      10,769       8,836
(loss) of subsidiaries
Income tax benefit (expense)                                                     240         238         (94)
                                                                            --------    --------    --------
Income before equity in undistributed net income (loss) of                    12,513      11,007       8,742
subsidiaries
Equity in undistributed net income (loss) of subsidiaries:
  Bank                                                                           596       6,686       9,260
  Other                                                                          (57)        (53)        (15)
                                                                            --------    --------    --------
NET INCOME                                                                  $ 13,052    $ 17,640    $ 17,987
                                                                            --------    --------    --------
                                                                            --------    --------    --------


STATEMENTS OF CASH FLOWS


                                                                                        YEAR ENDED DECEMBER 31,

                                                                               1998         1997            1996
                                                                              ----  --     ------  --      ----
OPERATING ACTIVITIES
 Net income                                                                 $ 13,052    $ 17,640    $ 17,987
 Adjustments to reconcile net income to net cash provided by
    Operating activities:
   Equity in undistributed net income of subsidiaries                           (539)     (6,633)     (9,245)
   Depreciation                                                                  136         208         141
   Other, net                                                                 (6,735)       (945)      2,916
                                                                            --------    --------    --------
Net cash provided by operating activities                                      5,914      10,270      11,799
INVESTING ACTIVITIES
Purchase of premises and equipment from Bank                                                          (2,500)
Sale of premises and equipment to Bank                                                                 1,700
Purchase of available for sale securities                                     (1,654)     (5,586)
Proceeds from sales of available for sale securities                           3,055         400         250
                                                                            --------    --------    --------
Net cash provided  (used) by investing activities                              1,401      (5,186)       (550)
                                                                            --------    --------    --------
FINANCING ACTIVITIES
Payments on borrowings                                                          (100)       (100)       (100)
Proceeds from issuance of stock                                                2,789       2,745       2,151
Repurchase of preferred stock                                                                           (123)
Repurchase of common stock                                                      (190)     (3,858)     (5,250)
Cash dividends                                                                (7,090)     (5,963)     (4,929)
                                                                            --------    --------    --------
Net cash used by financing activities                                         (4,591)     (7,176)     (8,251)
                                                                            --------    --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               2,724      (2,092)      2,998
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   5,066       7,158       4,160
                                                                            --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $  7,790    $  5,066    $  7,158
                                                                            --------    --------    --------
                                                                            --------    --------    --------


NOTE Q - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for certain financial instruments. Estimated fair values are as of December 31, 1998 and December 31, 1997, respectively, and have been determined using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic condition, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.



                                     DECEMBER 31, 1998    DECEMBER 31, 1997

             (DOLLARS IN MILLIONS)   CARRYING    ESTIMATED     CARRYING       ESTIMATED
                                     AMOUNT      FAIR VALUE    AMOUNT         FAIR VALUE
                                     --------   -----------    ----------    -----------
ASSETS

CASH AND CASH EQUIVALENTS            $  174.3    $  174.3      $     93.3     $     93.3

SECURITIES                              386.9       387.4           440.0          440.8

LOANS, NET                              946.0       953.7         1,014.2        1,024.9

ACCRUED INCOME                            8.9         8.9            11.2           11.2

LIABILITIES

DEPOSITS WITHOUT STATED MATURITIES      933.8       933.8           928.6          928.6

TIME DEPOSITS                           473.3       473.9           523.7          524.3

ACCRUED INTEREST PAYABLE                   .5          .5             1.0            1.0



THE FAIR VALUE ESTIMATES PRESENTED ABOVE ARE BASED ON PERTINENT INFORMATION AVAILABLE TO MANAGEMENT AS OF DECEMBER 31, 1998 AND DECEMBER 31, 1997. ALTHOUGH MANAGEMENT IS NOT AWARE OF ANY FACTORS THAT WOULD SIGNIFICANTLY AFFECT THE ESTIMATED FAIR VALUE AMOUNTS, SUCH AMOUNTS HAVE NOT BEEN COMPREHENSIVELY REVALUED SINCE DECEMBER 31, 1998 AND, THEREFORE, CURRENT ESTIMATES OF FAIR VALUE MAY DIFFER SIGNIFICANTLY FROM THE AMOUNTS PRESENTED ABOVE.

FAIR VALUE METHODS AND ASSUMPTIONS ARE AS FOLLOWS:

CASH AND CASH EQUIVALENTS - THE ESTIMATED FAIR VALUE IS BASED ON CURRENT RATES FOR SIMILAR ASSETS.

SECURITIES - THE FAIR VALUE OF SECURITIES IS ESTIMATED BASED ON QUOTED MARKET PRICES OR DEALER QUOTES, OR IF NOT AVAILABLE, ESTIMATED USING QUOTED MARKET PRICES FOR SIMILAR SECURITIES.

LOANS - THE FAIR VALUE OF FIXED RATE LOANS HAS BEEN ESTIMATED BY DISCOUNTING PROJECTED CASH FLOWS USING CURRENT RATES FOR SIMILAR LOANS. FOR OTHER LOANS, WHICH REPRICE FREQUENTLY TO MARKET RATES, THE CARRYING AMOUNT APPROXIMATES THE ESTIMATED FAIR VALUE. THE FAIR VALUE OF NONACCRUAL LOANS HAVING A NET CARRYING VALUE OF APPROXIMATELY $6,626 AND $8,034 IN 1998 AND 1997, RESPECTIVELY, ARE NOT ESTIMATED BECAUSE IT WAS NOT PRACTICAL TO REASONABLY ASSESS THE TIMING OF THE CASH FLOWS OR THE CREDIT ADJUSTMENT THAT WOULD BE APPLIED IN THE MARKET-PLACE FOR SUCH LOANS. THE TOTAL AMOUNT OF LOANS INCLUDED HAS BEEN REDUCED BY THE ALLOWANCE FOR LOAN LOSSES OF $19,028 AND $18,794 IN 1998 AND 1997, RESPECTIVELY.

DEPOSITS WITHOUT STATED MATURITIES - UNDER THE PROVISION OF SFAS NO. 107, THE ESTIMATED FAIR VALUE OF DEPOSITS WITH NO STATED MATURITY, SUCH AS NON-INTEREST BEARING DEMAND DEPOSITS, SAVINGS ACCOUNTS, NOW ACCOUNTS, MONEY MARKET AND CHECKING ACCOUNTS, IS EQUAL TO THE AMOUNT PAYABLE ON DEMAND AS OF DECEMBER 31, 1998 AND DECEMBER 31, 1997.

TIME DEPOSITS - THE FAIR VALUE OF CERTIFICATES OF DEPOSITS IS BASED ON THE DISCOUNTED VALUE OF CONTRACTUAL CASH FLOWS. THE DISCOUNT RATES USED ARE THE RATES CURRENTLY OFFERED FOR DEPOSITS OF SIMILAR REMAINING MATURITIES. THE EXCESS OF THE ESTIMATED FAIR VALUE OF TIME DEPOSITS OVER THEIR RECORDED AMOUNTS REPRESENTS THE DISCOUNTED VALUE OF CONTRACTUAL RATES OVER RATES CURRENTLY BEING OFFERED.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK - AS DESCRIBED IN NOTE C, THE COMPANY WAS A PARTY TO FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AT DECEMBER 31, 1998 AND 1997. SUCH FINANCIAL INSTRUMENTS CONSIST OF COMMITMENTS TO EXTEND PERMANENT FINANCING AND LETTERS OF CREDIT. IF THE OPTIONS ARE EXERCISED BY THE PROSPECTIVE BORROWERS, THESE FINANCIAL INSTRUMENTS WILL BECOME INTEREST-EARNING ASSETS OF THE COMPANY. IF THE OPTIONS EXPIRE, THE COMPANY RETAINS ANY FEES PAID BY THE COUNTERPARTY IN ORDER TO OBTAIN THE COMMITMENT OR GUARANTEE. THE FAIR VALUE OF COMMITMENTS IS ESTIMATED BASED UPON FEES CURRENTLY CHARGED TO ENTER INTO SIMILAR AGREEMENTS, TAKING INTO ACCOUNT THE REMAINING TERMS OF THE AGREEMENTS AND THE PRESENT CREDITWORTHINESS OF THE COUNTERPARTIES. FOR FIXED-RATE COMMITMENTS, THE FAIR VALUE ESTIMATION TAKES INTO CONSIDERATION AN INTEREST RATE RISK FACTOR. THE FAIR VALUE OF GUARANTEES AND LETTERS OF CREDIT IS BASED ON FEES CURRENTLY CHARGED FOR SIMILAR AGREEMENTS. THE FAIR VALUE OF THESE OFF-BALANCE SHEET ITEMS AT DECEMBER 31, 1998 AND 1997, RESPECTIVELY, APPROXIMATES THE RECORDED AMOUNTS OF THE RELATED FEES, WHICH ARE NOT MATERIAL. THE COMPANY HAS NOT ENGAGED IN HEDGE TRANSACTIONS SUCH AS INTEREST RATE FUTURES CONTRACTS OR INTEREST RATE SWAPS.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                 PREMIER NATIONAL BANCORP, INC



                                            BY:
                                                 /S/ T. JEFFERSON CUNNINGHAM III
                                                 CHAIRMAN OF THE BOARD

                                                 DATE:    MARCH 25, 1999

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

PRINCIPAL EXECUTIVE OFFICER:

/S/ T. JEFFERSON CUNNINGHAM III                      MARCH 25, 1999
CHAIRMAN OF THE BOARD


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/S/ PAUL A. MAISCH                                   MARCH 25, 1999
TREASURER

DIRECTORS:
/S/ ELIZABEH P. ALLEN                                MARCH 25, 1999

/S/ THOMAS C. APOSPOROS                              MARCH 25, 1999

/S/ ROBERT M. BOWMAN                                 MARCH 25, 1999

/S/ H. TODD BRINCKERHOFF                             MARCH 25, 1999

/S/ GEORGE M. COULTER                                MARCH 25, 1999

/S/ EDWARD VK. CUNNINGHAM JR.                        MARCH 25, 1999

/S/ T. JEFFERSON CUNNINGHAM III                      MARCH 25, 1999

/S/ THOMAS C. DEBENEDICTUS                           MARCH 25, 1999

/S/ R. ABEL GARRAGHAN                                MARCH 25, 1999

/S/ WARREN R. MARCUS                                 MARCH 25, 1999

/S/ RICHARD NOVIK                                    MARCH 25, 1999

/S/ JOHN J. PAGE                                     MARCH 25, 1999

/S/ LEWIS J. RUGE                                    MARCH 25, 1999

/S/ ARCHIBALD A. SMITH III                           MARCH 25, 1999

/S/ ROGER W. SMITH                                   MARCH 25, 1999

/S/ DAVID A. SWINDEN                                 MARCH 25, 1999

/S/ PETER VAN KLEECK                                 MARCH 25, 1999

/S/ JOHN C. VANWORMER                                MARCH 25, 1999