Form 10-Q
period 1999-03-31
PREMIER NATIONAL BANCORP INC
filed 1999-05-17
CIK 776848

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 1999
                                --------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to _________

Commission file number 1-13213
                       -------

                         PREMIER NATIONAL BANCORP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

        New York                                         14-1668718
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer)
incorporation or organization)                       Identification No.)

PO Box 310, 240 Route 55, Lagrangeville, NY                      12540
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

15,327,323 shares of Common Stock outstanding, par value $.80 per share, at April 30, 1999.

PREMIER NATIONAL BANCORP, INC. & SUBSIDIARIES


INDEX

                                                             Page Reference
                                                             --------------

PART I

Item 1 -     Financial Statements

             Condensed Consolidated Balance Sheets                   1

             Condensed Consolidated Statements
             of Income & Expense                                     2

             Condensed Consolidated Statements
             of Cash Flows                                           3

             Condensed Consolidated Statement
             of Changes in Stockholders' Equity                      4

             Condensed Consolidated Statements of
             Comprehensive Income                                    5

             Notes to Unaudited Condensed Consolidated
             Financial Statements                                    6

Item 2 -     Management's Discussion and Analysis of
             Financial Condition and Results of Operations          11

Item 3 -     Quantitative and Qualitative Disclosures About
             Market Risk                                            27

PART II

Item 6(a)    Exhibits                                               28

             Exhibit Index                                          29

             Signatures                                             30


PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

                                                                                 March 31,     December 31,
                                                                                   1999           1998
                                                                                -----------    -----------
ASSETS
Cash and due from banks                                                         $    49,448    $    53,230
Federal funds sold                                                                   30,382        121,100
                                                                                -----------    -----------
Total cash and cash equivalents                                                      79,830        174,330

Securities
 Available for sale, at fair value                                                  422,295        359,612
 Held to maturity, at cost, (fair value of $17,736 in 1999                           17,442         17,536
 and $19,866 in 1998)
 Regulatory securities (at cost which approximates fair value)                        9,718          9,703


 Gross loans                                                                        960,876        973,847
Allowance for loan losses                                                           (21,542)       (21,270)
                                                                                -----------    -----------
 Net loans                                                                          939,334        952,577

Premises and equipment, net                                                          27,629         28,714
Accrued income                                                                       11,714          8,940
Deferred Taxes                                                                       12,103         10,463
Other real estate owned                                                                 863            628
Intangible assets, net                                                                5,937          6,734
Other assets                                                                          1,983          4,932

                                                                                ===========    ===========
TOTAL ASSETS                                                                    $ 1,528,848    $ 1,574,169
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

 Non-interest bearing                                                           $   218,664    $   241,289
 Interest bearing                                                                 1,146,324      1,165,770
                                                                                -----------    -----------
Total deposits                                                                    1,364,988      1,407,059

 Notes payable                                                                         --            1,725
 Other liabilities                                                                   11,262          9,231
                                                                                -----------    -----------
  TOTAL LIABILITIES                                                               1,376,250      1,418,015

 STOCKHOLDERS' EQUITY (see notes)
 Preferred stock
 ($.01 par value; 5,000,000 shares authorized; none issued)                            --             --
 Common stock ($.80 par value; 20,000,000 shares authorized)                         12,620         12,558
 15,783,750 shares issued less 327,427 treasury shares in 1999 and 15,697,290 shares issued less 2,166 treasury shares in 1998
 Additional paid-in capital                                                          85,516         84,492
 Retained earnings                                                                   60,159         57,621
 Accumulated other comprehensive income                                                 296          1,521
 Treasury stock                                                                      (5,993)           (38)
                                                                                -----------    -----------
  TOTAL STOCKHOLDERS' EQUITY                                                        152,598        156,154
                                                                                ===========    ===========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 1,528,848    $ 1,574,169
                                                                                ===========    ===========

See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(dollars in thousands)
(Unaudited)

                                                 Three              Three
                                              Months Ended       Months Ended
                                                03/31/99           03/31/98
                                         --------------------------------------
Interest income:
  Loans, including fees                             $20,483            $23,254
  Federal finds sold                                    902                853
  Taxable securities                                  4,568              5,613
  Tax-exempt securities                                 938                895
                                         --------------------------------------
Total interest income                                26,891             30,615

Interest expense                                     10,669             13,880
                                         --------------------------------------
Net interest income                                  16,222             16,735

Provision for loan losses                             1,000                975
                                         --------------------------------------

Net interest income
 after provision for loan losses                     15,222             15,760
                                         --------------------------------------

Noninterest income:
  Service charges and fees                            1,962              1,684
  Trust earnings                                        263                220
  Gains on sales of securities, net                      76                 51
  Gains on sales of loans, net                           66                119
  Other income                                          265                150
                                         --------------------------------------
Total noninterest income                              2,632              2,224

                                         --------------------------------------
GROSS OPERATING INCOME                               17,854             17,984
                                         --------------------------------------

Noninterest expense:
 Salaries and employee benefits                       5,709              5,720
 Net occupancy and equipment expense                  1,755              1,762
 Other real estate owned                                 20                 48
 Merger expenses                                          0                797
 Other expenses                                       2,984              3,008
                                         --------------------------------------
Total noninterest expense                            10,468             11,335
                                         --------------------------------------

Income before income taxes                            7,386              6,649

 Income taxes                                         2,654              2,518

                                         ======================================
Net income                                           $4,732             $4,131
                                         ======================================


Weighted average common shares outstanding (1)

Basic                                            15,705,000         15,503,000
Diluted                                          15,995,000         16,004,000

Per common share data:
Basic earnings                                        $0.30              $0.27
Diluted earnings                                      $0.30              $0.26

Cash dividends declared                                0.13               0.12
Book value at period end                              $9.87              $9.76

(1) Adjusted for 10% Stock Dividend declared December 1998.

                See notes to consolidated financial statements.

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

                                                                            Three
                                                                         Months Ended
OPERATING ACTIVITIES                                                 03/31/99    03/31/98
                                                                    ---------    ---------
Net income                                                          $   4,732    $   4,131
Adjustment to reconcile net income to net
  cash provided by operating activities:
Provision for loan losses                                               1,000          975
Depreciation and amortization                                             776          699
Amortization of security premiums and
  accretion of discounts                                                  157          234
Amortization of goodwill/core deposit intangible/acquistion costs         380          373
Realized gains on sales of securities and loans                          (142)        (170)
Gains on sales of other real estate                                      --            (71)
Gains on sale of premises and equipment                                  (216)           6
Deferred income tax benefits                                           (2,510)        (868)
Increase in accrued income                                             (2,774)        (303)
Other, net                                                              6,937        2,164
                                                                    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               8,340        7,170
                                                                    ---------    ---------

INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale                   6,107        6,055
 Proceeds from maturities of securities available for sale             36,309       47,997
 Proceeds from maturities of securities held to maturity                 --         14,024
 Purchases of securities available for sale                          (104,304)     (70,294)
 Purchases of securities held to maturity                              (2,892)      (6,595)
 Sale of loans                                                            780        8,722
 Net (increase) decrease in loans                                      11,529       (3,096)
 Purchase of premises and equipment                                       (72)      (1,507)
Proceeds from sales of premises and equipment                             597           14
 Proceeds from sale of OREO                                              --            209
                                                                    ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                                 (51,946)      (4,471)
                                                                    ---------    ---------

FINANCING ACTIVITIES
 Net increase (decrease) in deposit accounts                          (42,071)      31,100
 Proceeds from issuance of common stock from treasury                   1,270          684
 Repurchase of common stock                                            (6,328)         (95)
 Repayment of borrowings                                               (1,725)
 Cash dividends-common                                                 (2,040)      (1,690)
                                                                    ---------    ---------
NET CASH PROVIDED BY (USED IN) BY FINANCING ACTIVITIES                (50,894)      29,999
                                                                    ---------    ---------

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                       (94,500)      32,698

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        174,330       93,261
                                                                    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  79,830    $ 125,959
                                                                    =========    =========

CASH PAID FOR:
 Interest                                                           $  10,480    $  12,994
 Taxes                                                                  1,230          973

NON-CASH ITEMS
 Transfer from loans to OREO                                              289          332
 Net change in unrealized gains (losses) recorded
  on securities available for sale                                       (520)        (710)
 Change in deferred taxes on unrealized (gains)
  losses recorded on securities available for sale                       (870)          82
Loans to finance OREO                                                    --            129
Purchase of land by issuance of shares                                   --            300

PREMIER NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(dollars in thousands, except per share date)
(unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                                                          Additional                 Other
                                                                  Common    Paid-in     Retained Comprehensive Treasury
                                                                   Stock    Capital     Earnings     Income     Stock      Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance January 1, 1999                                         $ 12,558    $ 84,492    $ 57,621   $  1,521   ($    38)   $156,154

Net Income                                                                                 4,732                             4,732
Cash dividends declared on common stock($0.13 per share)                                  (2,005)                           (2,005)
Dividend reinvestment and stock purchase plan - 17,087 shares         14         285                                           299
Options exercised - 82,337 shares                                     48         749                               185         982
Cash in leiu issued for fractional shares                                        (11)                                          (11)
Effect of Treasury stockissued at less than cost                                            (188)                  188           0
Purchase of treasury stock - 347,966 shares                                                                     (6,328)     (6,328)
Net change in unrealized gain on securities, after tax                                               (1,225)                (1,225)
                                                                -------------------------------------------------------------------

Balance March 31, 1999                                          $ 12,620    $ 85,515    $ 60,160   $    296   ($ 5,993)   $152,598
                                                                ===================================================================


Balance January 1, 1998                                         $ 11,308    $ 59,628    $ 78,612   $  1,647   ($ 2,358)   $148,837
Net Income                                                                                 4,131                             4,131
Cash dividends declared on common stock($0.12 per share)                                  (1,700)                           (1,700)
Dividend reinvestment and stock purchase plan - 14,905 shares                                                      295         295
Options exercised - 56,437 shares                                     38         293                                58         389
Purchase of land by issuances of treasury shares - 15,998                                                          300         300
Effect of Treasury stock issued at less than cost                                           (232)                  232           0
Purchase of treasury stock - 2,775 shares                                                                          (95)        (95)
Net change in unrealized gain on securities, after tax                                                 (425)                  (425)
                                                                -------------------------------------------------------------------

Balance March 31, 1998                                          $ 11,346    $ 59,921    $ 80,811   $  1,222   ($ 1,568)    151,732
                                                                ===================================================================

See notes to condensed consolidatd financial statements

PREMIER NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

---------------------------------------------------------------------
                                                 Year ended March 31,
                                                    1999      1998
---------------------------------------------------------------------
Net Income                                          4,732     4,131
Other Comprehensive income, net of tax:
  Net unrealized gains (loss) on securities:
    Net unrealized holding gains (losses)
      arising during year                          (1,334)    3,559

    Less reclassification adjustment for (gains)
      losses included in net income:                  109        21
                                                   ------    ------
Other comprehensive income (loss)                  (1,225)    3,580
                                                   ------    ------
COMPREHENSIVE INCOME                                3,507     7,711
                                                   ======    ======

See notes to consolidated financial statements

FORM 10-Q

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation
---------------------

The unaudited condensed consolidated financial statements and related notes of Premier National Bancorp, Inc. (the "Company") have been prepared in accordance with Regulation S-X under the Securities Exchange Act of 1934, as amended, and consequently the accompanying unaudited, condensed consolidated financial statements and notes do not contain all disclosures required by generally accepted accounting principles. The financial statements include the Company's wholly owned subsidiary, Premier National Bank, and its subsidiaries, (the "Bank"). These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and note disclosures in the Annual Report on Form 10-K for the year ended December 31, 1998.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1999 and December 31, 1998 and its consolidated results of operations and comprehensive income for the three month period ended March 31, 1999 and 1998 and the consolidated cash flows and changes in consolidated stockholders' equity for the three months ended March 31, 1999 and 1998.

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

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Material intercompany items and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to the current presentation.

Forward-Looking Statements
--------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for the remainder of 1999 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products; continual high level of prepayments of loans; actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; other normal business risks such as credit losses, litigation, etc.; continued performance of unseasoned loans; continued increases in the levels of nonperforming assets; the extent and timing of legislative and regulatory actions and reform, estimated cost savings from recent or anticipated acquisitions and mergers cannot be fully realized within the expected time frame, revenues following such transactions are lower than expected, and costs or difficulties related to the integration of acquired and existing businesses are greater than expected or system costs related to the year 2000 are greater than expected.

The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

Loans
-----

Major classifications of loans (excluding loans held for sale, of which there are none at March 31, 1999 and March 31, 1998) are summarized below (in thousands):

                               At March 31, 1999  At December 31, 1998
                               -----------------  --------------------
Commercial and industrial               $113,580              $113,680
Consumer installment                     129,359               134,152
Real estate - construction                47,086                50,888
Real estate - mortgage
 (Commercial)                            249,177               242,062
Real estate - mortgage
 (Residential & Home Equity)             418,494               427,440
Other loans                                3,180                 5,625
                                        --------              --------
Total                                   $960,876              $973,847
                                        ========              ========

Deposits
--------

Major classifications of deposits are summarized below (in thousands):

                                At March 31, 1999  At December 31, 1998
                                -----------------  --------------------
Demand deposits                        $  218,664            $  241,289
NOW accounts                               58,131                61,816
Money market deposit
 accounts                                 322,256               326,102

Savings accounts                          291,802               304,578
Time deposits under $100,000              327,031               347,662
Time deposits over $100,000               147,104               125,612
                                       ----------            ----------
Total                                  $1,364,988            $1,407,059
                                       ==========            ==========

Securities
----------

Securities consist of the following (in thousands):

                                   At March 31, 1999                At December 31, 1998
                           ----------------------------------------------------------------------
                            Carrying  Amortized    Fair          Carrying   Amortized     Fair
                             Amount      Cost      Value          Amount      Cost        Value
                           ----------------------------------------------------------------------
US Treasury:
 Available for Sale          $ 60,047   $ 59,683  $ 60,047        $ 64,933   $ 64,027    $ 64,933

US Gov't Agencies:
 Available for Sale            76,088     76,014    76,088          28,461     28,270      28,461

Obligations of States and
 Political Subdivisions:
 Available for Sale           128,080    126,935   128,080          97,082     94,905      97,082
 Held to Maturity              17,367     17,367    17,657          17,461     17,461      18,038
Other Securities:
 Available for Sale           158,071    159,134   158,071         169,136    169,795     169,136
 Held to Maturity                  75         75        79              75         75          79
 Regulatory Securities          9,727      9,727     9,727           9,703      9,703       9,703
                           ----------------------------------------------------------------------
Total Securities             $449,455   $448,935  $449,749        $386,851   $384,236    $387,432
                           ======================================================================

Total Available for Sale     $422,286   $421,766  $422,286        $359,612   $356,997    $359,612
Total Held to Maturity         17,442     17,442    17,736          17,536     17,536      18,117
Regulatory Securities           9,727      9,727     9,727           9,703      9,703       9,703
                           ----------------------------------------------------------------------
Total Securities             $449,455   $448,935  $449,749        $386,851   $384,236    $387,432
                           ======================================================================

At March 31, 1999 the net unrealized gain on securities available for sale (net of tax effect of $224,000) that was included in accumulated other comprehensive income, a separate component of stockholders' equity, was $296,000. Gross unrealized gains and losses on available for sale securities at March 31, 1999 were $2,923,000 and $2,403,000, respectively.

Earnings per common share 1998 data has been adjusted for the 10% stock split
-------------------------
which the Company declared in December 1998.

Basic earnings per common share is computed as follows (in thousands, except per share data):

                                   Three months ended
                                       March 31,
                                   ------------------
                                     1999      1998
                                   --------  --------
Weighted average common shares
  outstanding                        15,705    15,503
Total basic shares                   15,705    15,503
                                    =======   =======
Net income                          $ 4,732   $ 4,131
                                    =======   =======
Basic earnings per common share     $  0.30   $  0.27
                                    =======   =======

Diluted earnings per common share is computed as follows (in thousands, except per share data):

                                     Three months ended
                                         March 31,
                                     ------------------
                                       1999      1998
                                     --------  --------
Weighted average common shares
  outstanding                          15,705    15,503
Effect of dilutive stock options          290       501
                                      -------   -------
Total diluted shares                   15,995    16,004
                                      =======   =======
Net income                            $ 4,732   $ 4,131
                                      =======   =======
Diluted earnings per common share     $  0.30   $  0.26
                                      =======   =======


Stockholders' Equity
--------------------

Issued and outstanding shares (net of treasury shares) at March 31, 1999 and December 31, 1998, were 15,456,323 and 15,695,124, respectively. The Company purchased approximately 325,000 treasury shares in open market transactions during the first quarter of 1999. The Company paid a 10% stock dividend in January 1998 which increased common shares outstanding by 1,426,800. (All 1998
share data has been accordingly   restated in the condensed consolidated
statements of income and expense and Stockholders' Equity.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
--------------------

Total assets of the Company declined from $1,574.2 million at December 31, 1998 to $1,528.8 million at March 31, 1999, or a decline of $45.4 million (2.9%). This decline was the result of cash and cash equivalent decreases of $94.5 million to $79.8 million at March 31, 1999 and $13.2 million decrease in net loans outstanding to $939.3 million at March 31, 1999. These declines were partially offset by securities increases of $62.6 million to $449.5 million at March 31, 1999.

In the first quarter of 1999 the Bank originated $57.4 million of new loans. Amortization, prepayments and sales into the secondary market were $70.3 million resulting in a net decrease from year end 1998 in gross loans outstanding to $960.9 million at March 31, 1999. The net increase in commercial mortgages of $7.1 million or 2.9% was more than offset by declines in other categories as follows: residential mortgage loans (including home equity) of $8.9 million (2.1%), consumer installment of $4.8 million (3.6%), real estate construction of $3.8 million (7.5%) and other loans of $2.4 million (43.5%). As witnessed throughout the last three quarters of 1998, consumers have been refinancing and consolidating first lien adjustable mortgages and home equity loans resulting in significant prepayments of the Company's loan balances in these categories. The Company has identified approximately $62 million of higher quality first mortgage loans in its portfolio that may be more susceptible to prepayment and began an active campaign to solicit these borrowers to refinance their loans with the Company at present market rates rather than let the loan balances be refinanced elsewhere. Although such loans will be re-booked at rates lower than the borrower's present rates, such rates will still be higher than alternative investment opportunities.

Period end total deposits decreased $42.1 million in the first three months of 1999 to $1,365.0 million. Of this amount, total Public (Municipal) Funds increased $34.0 million or 51.3% to $100.3 million and total non-public funds decreased by $76.1 million to $1,264.7 million.

The following tables summarize the net changes in public (municipal) fund and non-public fund deposits from December 31, 1998 to March 31, 1999 (in thousands):

PUBLIC FUNDS
                                                        Percent
                                                        Change
                           Balance   Balance    Net      over
                          12/31/98   3/31/99  Change    Y/E'98
                       ----------------------------------------
Demand accounts          $   2,482  $  2,347  $  (135)   (5.44)%
NOW accounts                12,211    12,472      261      2.14
Money market accounts       10,901    16,688    5,787     53.09
Savings accounts             2,418     2,467       49      2.03
Time deposits               38,309    66,340   28,031     73.17
                       ----------------------------------------
Total public deposits    $  66,321  $100,314  $33,993     51.26%
                       ========================================

 Public funds balances increased in the first three months of 1999 due both to matching competitive pricing on large time deposits as funding for a portion of the securities portfolio and seasonal increases due to tax collections.



NON PUBLIC FUNDS
                                                                Percent
                                                                Change
                                Balance     Balance    Net        over
                               12/31/98     3/31/99   Change    Y/E'98
                           --------------------------------------------
Demand accounts              $  238,807  $  216,317  $(22,490)   (9.42)%
NOW accounts                     49,605      45,659    (3,946)    (7.95)
Money market accounts           315,201     305,569    (9,632)    (3.06)
Savings accounts                302,160     289,335   (12,825)    (4.24)
Time deposits                   434,965     407,794   (27,171)    (6.25)
                           --------------------------------------------
Total non public deposits    $1,340,738  $1,264,674  $(76,064)   (5.67)%
                           ============================================

Non-public deposits declined $76,064,000 compared to December 31, 1998. The decrease in demand, NOW and money market accounts reflects the historical seasonality experienced by the Bank. Savings and time deposits declines are the result of the Company's pricing policies, as the Company has actively reduced the rates paid on these deposits in order to improve the net interest margin.

Consolidated stockholders' equity at quarter end was $152.6 million, down $3.6 million over year end 1998, primarily due to the purchase of approximately 325,000 shares of Treasury stock during the quarter ($6.3 million) and by the decrease in unrealized gains, after tax, in the market value of the Company's available-for-sale securities portfolio ($1.2 million). These decreases were partially offset by the Company's net retained earnings for the first three months of $2.7 million and by $1.3 million of stock issuance proceeds from the Company's stock option and dividend reinvestment plans. The ratio of shareholders' equity to total assets remained strong at March 31, 1999 standing at 9.98%.

Results of Operations
---------------------

Interest income as reported, for the three months ended March 31, 1999, compared to the same period in 1998, decreased $3.7 million while interest expense decreased by $3.2 million. This resulted in a decrease in net interest income of $.5 million. Provision for loan losses increased by $25,000. Total non-interest income increased $408,000 or 18.3%. Total noninterest expenses were $.9 million or 7.6% less than the first quarter of 1998, due mainly to merger-related expenses of $.8 million incurred in that quarter. Excluding merger related expenses, total non-interest expense was down $.1 million. Net income after tax increased by $.6 million or 14.5% to $4.7 million. Diluted earnings per common share increased to $.30 for the three months of 1999 compared to $.26 for 1998. Excluding merger-related expenses incurred in 1998 of $.8 million (or $.5 million after-tax) comparative net income for the 1998 first quarter on a pro forma basis would have been $4.6 million and diluted earnings per common share would have been $.29.

The net income and earnings per common share data discussed above is presented in the following table:

                                                 Three months ended
                                -----------------------------------------------------
                                                                         Pro forma
                                 Actual 3/31/99     Actual 3/31/98*     3/31/98(1)
                                -----------------  ------------------  --------------
Net income (in thousands)                  $4,732             $4,131           $4,611

Per common share:*
Basic earnings                               0.30               0.27             0.30
Diluted earnings                             0.30               0.26             0.29

(1)Excludes merger-related expenses after tax of $.5 million for the three months ended March 31, 1998.
 * Adjusted for the 10% stock dividend declared December 1998.

  The Company's return on average assets and return on average equity for the three months ended March 31, 1999 and 1998, and pro forma (excluding merger-related expenses of $.5 million after tax), are detailed in the table below:

                                         Three months ended
                            -----------------------------------------
                              Actual        Actual        Pro forma
                            -----------   -----------   -------------
                              3/31/99       3/31/98       3/31/98(1)
                            -----------   -----------   -------------
Actual:
-------
Return on assets                   1.23%         1.01%           1.13%

Return on total
stockholders'equity               12.26         11.00           12.27

(1)Excludes merger-related expenses after tax of $.5 million for the three months ended March 31, 1998.


Interest income
---------------

On a tax equivalent basis, gross interest income decreased by $3.7 million or 12.2% for the three months ended March 31, 1999 compared to the same period in 1998, due principally to the decrease in average earning assets of $92.2 million. Average loans decreased by $73.4 million, securities decreased $32.0 million and lower yielding federal funds increased by $13.2 million.

Total interest expense decreased by $3.2 million or 23.1% for the three month period ended March 31, 1999 as compared to the three months ended March 31, 1998 due primarily to lower interest rates paid on deposits and declines in average balances of $77.2 million and $52.1 million in time and savings deposits, respectively.

Average yields on interest earning assets continued the declining trend witnessed in recent quarters to 7.59% for the three months ended March 31, 1999 vs. 8.10% as of the same period in 1998 reflecting both declines in loan yields or adjustable rate loans as well as lower yields on taxable securities and fed funds. These declines were modestly offset by an increase in yield on tax-exempt securities. Average interest bearing liability rates decreased to 3.72% for the three months ended March 31, 1999 vs. 4.45% for the three months ended March 1998 due primarily to the Company's continued downward management of deposit interest rates paid to reflect its increasing liquidity. Accordingly, net interest margins on a tax equivalent basis increased to 4.63% for the three months ended March 31, 1999 compared to 4.48% in 1998. However, this improvement in net interest margin was not sufficient to offset the full impact of the decline in interest earning assets (principally loans). Thus, while variances due to changes in rates (primarily reductions in interest expense) produced a $512,000 increase in net interest income in the three months of 1999 compared to the same period in 1998, the decrease in average earning assets of $92.2 million principally contributed to the $1,025,000 decrease in net interest income due to volume variances over the same period. The net effect was that net interest income before provisions for loan losses was $16.2 million for the three months ended March 31, 1999 compared to $16.7 million for the comparable period in 1998, or a decrease of $513,000. (3.1%).

The table below sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities.

                                                          Three Months Ended March 31,
                                                      1999                            1998
                                                      ----                             ----
                                         Average    Interest   Yield/     Average    Interest   Yield/
                                         Balance                Cost      Balance                Cost
------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans (1)                              $  964,610    $20,483     8.49%  $1,037,963    $23,254     8.96%
Taxable  Securities                       323,771      4,568     5.64%     355,467      5,613     6.32%
Tax-exempt  Securities (2)                 77,116      1,409     7.31%      77,441      1,356     7.00%
Fed Funds Sold                             76,282        902     4.73%      63,112        853     5.41%
                                       ----------    -------            ----------    -------
Total Interest Earning Assets           1,441,779     27,362     7.59%   1,533,983     31,076     8.10%

NonInterest Earning Assets:
Cash & Due from Banks                      55,793                           50,445
Premises & Equipment                       28,342                           25,725
Other Assets                               29,845                           41,358
Allowance for Loan Losses                 (21,009)                         (19,362)
                                       ----------    -------            ----------    -------
Total Assets                           $1,534,750    $27,362     7.13%  $1,632,149    $31,076     7.62%
                                       ==========                       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
Savings Deposits                       $  296,295    $ 2,019     2.73%  $  348,361    $ 3,228     3.71%
NOW Accounts                               62,219        155     1.00%      74,503        224     1.20%
Money Market Accounts                     320,831      2,829     3.53%     297,641      3,344     4.49%
CD's over $100,000                        131,884      1,842     5.59%     115,325      1,558     5.40%
Other Time Deposits                       334,184      3,810     4.56%     411,399      5,503     5.35%
Borrowed Funds                              1,035         14     5.41%       1,725         23     5.33%
                                       ----------    -------            ----------    -------
Total Interest-Bearing Liabilities      1,146,448     10,669     3.72%   1,248,954     13,880     4.45%

Noninterest-Bearing Liabilities:
Demand Deposits                           223,080                          213,186
Other                                      10,845                           19,724
                                       ----------                       ----------
Total Noninterest-Bearing               1,380,373     10,669     3.09%   1,481,864     13,880     3.75%
 Liabilities
Stockholders' Equity                      154,377                          150,285
                                       ----------    -------            ----------    -------
Total Liabilities and                  $1,534,750     10,669            $1,632,149     13,880
Stockholders' Equity                   ==========    -------            ==========    -------

Net interest Margin                                   16,693     4.63%                 17,196     4.48%
Less Tax Equivalent Adjustments                         (471)                            (461)
                                                     -------                          -------
Net Interest Income                                  $16,222     4.50%                $16,735     4.36%
                                                     =======     ====                 =======     ====
Excess of interest earning assets
 over interest bearing liabilities     $  295,331                       $  285,030

Ratio of Average Interest-Earning          125.76%                          122.82%
 Assets to Average Interest-Bearing
 Liabilities

--------------------------------------------------------------------------------
(1) Average Balances include non-accrual loans.
(2) Tax Equivalent Yields on tax-exempt securities based on a Federal tax rate of 35%.

The table below details the changes in interest income and interest expense for the period indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):

Rate/Volume Analysis (in thousands)

                                           Three Months Ended March 31,
                                                  1999 vs. 1998
                                     ----------------------------------------
                                            Increase (Decrease) due to
                                     ----------------------------------------
                                        Volume         Rate         Net(1)
                                     ------------  ------------  ------------
Interest Income:
Loans                                   $ (1,558)      $(1,213)      $(2,771)
Taxable investment securities               (447)         (598)       (1,045)
Tax-exempt investment(2)                      (6)           59            53
 securities
Federal funds sold                           156          (107)           49
                                   -----------------------------------------
Total interest income                     (1,855)       (1,859)       (3,714)
Interest expense:
 Savings deposits                           (355)         (854)       (1,209)
 NOW/accounts                                (31)          (38)          (69)
 Money market accounts                       204          (719)         (515)
  Certificates over $100,000                 231            53           284
 Other Time Deposits                        (880)         (813)       (1,693)
 Borrowed funds                               (9)            0            (9)
                                   -----------------------------------------
Total interest expense                      (840)       (2,371)       (3,211)
                                   -----------------------------------------
Net interest margin                       (1,015)          512          (503)
 Less tax equivalent effect                  (10)            0           (10)
                                   -----------------------------------------
Net interest income                      ($1,025)      $   512         ($513)
                                        ========       =======       =======

(1)The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each to the total change.
(2)Yields on tax exempt securities based on a Federal tax rate of 35%.

Provision for loan losses and credit quality
--------------------------------------------

Provisions for loan losses are based on management's assessment of risk of loss inherent in the loan portfolio and as such reflect, among other things, both trends in local economic conditions and the categorization of the credit quality of individual loans. Such assessment is ongoing, and may not directly reflect the charge-offs taken in any accounting period, although the trend in charge-offs is an important element in the evaluation of the adequacy of the allowance for loan losses. Provision for loan losses increased slightly from $975,000 to $1,000,000 in the first three months of 1999 compared to 1998.

Net charge-offs for the first three months of 1999 were $728,000 compared to $757,000 for the same period in 1998. The ratio of net chargeoffs to average loans, on an annualized basis, increased to .32% in the first three months of 1999 vs. .28% for the same period of 1998 primarily due to declines in average loans outstanding.

Total non-performing assets were approximately $12.0 million at the end of March 1999, up $1.3 million over the $10.7 million at March 1998,and up $2.0 million from the year end 1998 level of $10.0 million representing .79% of total assets, vs. .64% at year end. OREO balances at $.8 million were up from the $.6 million reported at year end 1998 and quarter end non-performing loans of $11.2 million were up $1.8 million over the December 31, 1998 level of $9.4 million primarily due to the two larger borrowing relationships (secured by real estate) being classified as non-accrual.

Nonperforming assets represent 148 loans or OREO properties of which on1y 5 have balances in excess of $300,000, and no nonperforming asset has a balance greater than $725,000. Of the total nonperforming loans, 50% is collateralized by residential property, 42% by commercial property, and 8% by other assets or unsecured.

Management believes that the allowance for loan losses is adequate to cover the risk of loss inherent in the portfolio. However, the Company had experienced substantial growth in its residential mortgage and related residential housing construction portfolios in recent years. As a result of this growth, a portion of the Company's loan portfolio may be considered "unseasoned". Until these portfolios become more "seasoned", it is more difficult to assess the latent risk in these portfolios, and, therefore, are based on the present performance indices of this portfolio. Furthermore, no assurance can be given that the relatively stable current economic conditions of the Company's overall market area will not be unsettled by future events. Any such developments would be expected to adversely effect the financial performance of the Company.

The table below summarizes the Company's loan loss experience for the periods indicated:

                                   For the three months             For the year
                                      ended March 31,             ended December 31,
                                     1999      1998           1998      1997     1996
                                ----------------------      ---------------------------
Balance at beginning of
 period                             $21,270    $19,331      $19,331   $18,533   $16,803

Chargeoffs:
Commercial & industrial                  28        188          406     1,448       894
Consumer installment & other            377        336        1,620     1,146       821
Real estate mortgage                    461        417        3,344     2,164     2,575
                                ----------------------      ---------------------------
Total charge-offs                       866        941        5,370     4,758     4,290
Recoveries:
Commercial & industrial                  20         32          462       164       118
Consumer installment & other            118         85          481       160       180
Real estate mortgage                                67          437       757       572
                                ----------------------      ---------------------------
Total recoveries                        138        184        1,380     1,081       870
                                ----------------------      ---------------------------
Net charge-offs                        (728)      (757)      (3,990)   (3,677)   (3,420)
Provision for loan losses             1,000        975        5,929     4,475     5,150
                                ----------------------      ---------------------------
Balance at end of period            $21,542    $19,549      $21,270   $19,331   $18,533
                                ======================      ===========================
Ratio of net charge-offs to
 average loans outstanding
 during the period
 (annualized)                           .32%       .28%         .40%      .35%      .34%



Allowance for loan losses as
 a percent of period-end loans         2.24%      1.89%        2.18%     1.85%     1.78%

Allowance as a percent of
 non-performing loans                   192%       210%         226%      214%      181%

Nonperforming loans and OREO
to total loans and OREO                1.25%      1.04%        1.03%     1.00%     1.32%

The table below summarizes the Company's nonperforming assets and restructured loans at the dates indicated (dollars in thousands):

                              at March 31,                   at December 31,
                              ------------                   ---------------
                             1999      1998             1998       1997      1996
                         -------------------         ------------------------------
Nonaccrual loans: (1)
Real estate mortgage       $10,407   $ 8,433          $ 8,282     $ 7,602   $ 8,088
Commercial & Industrial        689        90              558         164       712
Consumer & other                40        68               83         123       313
                         -------------------         ------------------------------
Total nonaccrual loans      11,136     8,591            8,868       7,889     9,113
Loans 90 days or more
 past due and still
 accruing:
Real estate mortgage                      62              224         129       430
Commercial & industrial         23       164              205         188       193
Consumer & other                11        13               68         126        22
                         -------------------         ------------------------------
Total 90 days past due
 accruing                       34       239              497         443       645

Restructured - real
 estate                         27       501               28         682       500
                         -------------------         ------------------------------
Total non-performing
 and restructured loans     11,197     9,331            9,393       9,014    10,258

Other real estate owned        863     1,406              628       1,366     2,923
                         -------------------         ------------------------------
Total non-performing
 assets                    $12,060   $10,737          $10,021     $10,380   $13,181
                         ===================          =============================
Non-performing and re-
structured loans as a
percent of total loans        1.17%     1.04%             .96%        .87%      .98%
                         ===================          =============================
Nonperforming assets as
 a percent of total
 assets                        .79%      .65%             .64%        .64%      .84%
                         ===================          =============================

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

Other real estate owned totals $863,000 at March 31, 1999 and includes 14 properties acquired through foreclosure: 8 residences, and 6 non-farm nonresidential properties.

In addition to the nonperforming loans and other nonperforming assets noted above, at March 31, 1999, the Company had approximately $17.0 million in loans requiring special attention (substandard) compared to $19.0 million of similar loans at December 31, 1998. Such loans are being monitored so that if present concerns about the borrowers ability to comply with repayment terms becomes evident, management will be able to quickly assess impairment. Further deterioration in such borrowers' financial position may result in reclassifying them as nonperforming assets. The following table summarizes impaired loans for the periods indicated (in thousands):

                                               March 31, 1999  December 31, 1998
                                               --------------  -----------------
Impaired loans with allowance established
 ($2,508,000 and $2,242,000, respectively)        $ 8,972,000         $5,545,000

Impaired loans which have been written down
($1,509,000 and $1,641,000, respectively)           2,394,000          3,323,000
                                                  -----------         ----------
Total                                             $11,366,000         $8,868,000
                                                  ===========         ==========
Average amount of impaired loans
for the period                                    $10,117,000         $8,700,000
                                                  ===========         ==========

The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans (dollars in thousands):

                                 March 31,                                       December 31,
                         1999                1998                1998               1997            1996
                  ------------------------------------     ---------------------------------------------------
Balance at end                 % of               % of               % of               % of              % of
 of period           Amount   total     Amount   total     Amount   total     Amount   total    Amount   total
 applicable to:               loans              loans              loans              loans             loans
                  ------------------------------------    ----------------------------------------------------
Commercial &
 industrial          $ 2,102   11.80   $ 2,782   11.60    $ 2,472   11.70%   $ 2,131    9.0%   $ 2,476     7.9%

Consumer & other       2,709   13.80     2,241   14.20      3,530   14.40      3,699  15.20      3,341   14.50

Real estate -
 mortgage             11,050   74.40    12,701   74.20     11,679   73.90     12,124  75.80     11,577   77.60

Unallocated            5,681             1,824              3,589              1,377             1,139
                  -------------------------------------   ----------------------------------------------------
Total                $21,542  100.00%  $19,548  100.00%   $21,270  100.00%   $19,331 100.00%   $18,533  100.00%
                  =====================================   ====================================================


Noninterest Income
------------------

Total non interest income increased by $408,000 or 18.3% during the first quarter of 1999 compared to the same period of 1998. Specifically, service charges and fees increased $278,000 as a result of the implementation of a singular fee schedule for the merged bank. In addition, due to nonrecurring sales of properties (which became redundant as a result of the merger), other income increased by $115,000. While trust earnings and gains on sales of securities increased by $43,000 and $25,000, respectively, lower levels of sales of loans into the secondary market resulted in a decrease in gains on sales of loans of $53,000.

Other Expenses
--------------

In total, noninterest expense decreased by $867,000 or 6% to $10.5 million for the first three months of 1999 compared to the same period of 1998, due mainly to merger-related expenses incurred in 1998 of $797,000.

Salaries and employee benefits expense was little changed at $5,720,000 vs. $5,709,000 in the first three months of 1999 compared to 1998, as merger-related reductions in salary expense allowed the Company to absorb normal salary increases for its staff during the year and add 18 full time equivalent staff in connection with new branches established during the second and third quarters of 1998.

Occupancy and equipment expense was little changed over the same period in 1998, as the effect of branch closings in connection with the merger was offset by the costs of new branches opened in 1998. Other real estate owned expense decreased by $28,000. Other expenses declined by $24,000 primarily in the areas of legal and professional fees, supplies, postage and 1998 merger related expenses partially offset by increases in data processing expense, telecommunications expense and $95,000 in Y2K expense.

Net Income
----------

Pretax income increased by $737,000. The Company's effective tax rate decreased to 35.9% from 37.9%. Net income was $4.7 million for the three months ended March 31, 1999 vs. $4.1 million for the same period in 1998, an increase of $601,000 or 14.6%.

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

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of March 31, 1999, based upon the known repricing dates of certain assets at amortized cost and liabilities and the assumed repricing dates of others. As shown in the chart below, at March 31, 1999, assuming no management action, the Company's principal interest rate risk is to a rising rate environment and particularly within one year time frame. That is, net interest revenue would be expected to be adversely affected by an increase in interest rates above the rates embedded in the current yield curve, principally due to the higher level of liabilities ($1,067 million) that would reprice relative to similarly situated assets ($710 million) in that time frame.

This exposure would be mitigated over the longer term as the Company has $640.6 million more in repriceable interest earning assets than interest bearing liabilities beyond one year.

This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements nor management actions that may be taken to manage this risk.

                                                                              Greater
                                                       Total                   than
Maturity Repricing         3 months     4 months      within      One yr.      five
Date (1)(2)                or less    to one yr.      one yr.    to 5 yrs.     yrs.        Total
                        --------------------------------------------------------------------------
Securities (3)            $ 103,516     $  52,806   $  156,322    $186,556   $106,057   $  448,935
Fed Funds                    30,382                     30,382                              30,382
Fixed rate loans             78,216        61,458      139,674     167,471     55,940      363,085
Floating rate loans (3)     181,309       202,057      383,366     201,227      2,153      586,746
                          ---------     ---------   ----------    --------   --------   ----------
Total interest
earning assets (1)          393,423       316,321      709,744     555,254    164,150    1,429,148
                          ---------     ---------   ----------    --------   --------   ----------
Other interest bearing
 deposits (4)               364,593       307,597      672,190                             672,190

Time/Other (5)              223,863       171,417      395,280      75,227      3,627      474,134
                          ---------     ---------   ----------    --------   --------   ----------
Total interest-bearing
 liabilities              588,456       479,014    1,067,470      75,227      3,627    1,146,324
                          ---------     ---------   ----------    --------   --------   ----------
Interest Sensitivity
gap (6)                   $(195,033)    $(162,693)  $ (357,726)   $480,027   $160,523   $  282,824
                          =========     =========   ==========    ========   ========   ==========
Gap as a percent of
 earnings assets             (13.6)%       (11.4)%      (25.0)%       33.6%      11.2%        19.8%
                          =========     =========   ==========    ========   ========   ==========

(1) Interest rate sensitivity gaps are defined as the fixed rate positions (assets less liabilities) for a given time period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular period. The gap positions reflect a repricing date at which date funds are assumed to "mature" and reprice to a current market rate for the asset or liability. The table does not include loans on nonaccrual status or net unrealized losses recorded on available-for-sale securities as of March 31, 1999.

(2) Variable rate balances are reported based on their repricing formulas. Fixed rate balances are reported based on their scheduled contractual maturity dates, except for certain investment securities and loans secured by 1-4 family residential properties that are based on anticipated cash flows.

(3)  Prime-priced loans and investments are considered as 1 to 3 month assets.

(4) Other interest-bearing deposits include Money Market accounts (three months or less) and Savings and NOW accounts (four months to one year) reflecting the lagging period that historically exists in Savings and NOW account interest rate movements. The remainder of other interest-bearing deposits are "Merit" accounts (savings accounts whose yield is repriced directly with the Federal Reserve Discount Rate). This discount rate changes less frequently than other market rates. As a result, management places these balances at one-half in the three month or less category and the balance in four months to one year repricing category (the Federal Reserve Discount Rate has not changed since January 1996.) The interest rate sensitivity assumptions presented for these deposits are based on historical and current experiences regarding balance retention and interest rate repricing behavior.

(5) Time/Other: Time deposits and other interest-bearing liabilities are classified by contractual maturity or repricing frequency.

(6) Non-interest bearing deposit liabilities were approximately $219 million at March 31, 1999.

Capital Resources and Liquidity
-------------------------------

The following summarizes the minimum capital requirements and capital position at March 31, 1999:

                                                                To be Well
                                                               Capitalized
                                                              Under "Prompt
                                Capital Position at        Corrective Action"
                                  March 31, 1999           Provision of FDICIA
                             -------------------------     -------------------
                             Bank Only   Consolidated
                             ----------  -------------
Total Capital
 to Risk-Weighted Assets          13.7%          15.8%             10%

Tier 1 Capital
 to Risk-Weighted Assets          12.5           14.5               6

Tier 1 Capital to Average
 Assets (Leverage Ratio)           8.4            9.6               5(1)

(1) Regulatory authorities require all but the most highly rated banks and bank holding companies to have a leverage ratio of at least between 4.0% - 5.0%.

At March 31, 1999, the Bank met the requirements for a "well capitalized" institution based on its capital ratios as of such date. The Company believes that its cash and cash equivalents of $79.8 million in addition to its securities available for sale of $422.3 million at March 31, 1999 are sufficient to meet both the funding needs of its borrowers and the liquidity requirements of its depositors.

The Company's total capital to assets level is 9.98% at March 31, 1999. As such, management believes that the Company has ample capital available for future expansion and diversification and regularly evaluates appropriate business opportunities to efficiently deploy its capital resources.

Year 2000
---------

1)   The Company's state of readiness

     Information Technology: The Company relies heavily on complex internal and third party computer systems for all phases of its operations, including document and electronic transaction processing, interest calculation, financial record keeping and customer service. The Company has outsourced services and software for substantially all its mission critical systems, and has been working with these third party providers since mid-1997 to address Year 2000 concerns.

     By December 31, 1998 the Company had successfully completed testing its wire transfer system with the Federal Reserve Bank, and had also successfully completed its testing with the automated clearinghouse system.

     At March 31, 1999, the Company has substantially completed the testing of its mission-critical software, including 1998 testing of the wire transfer and automated clearinghouse systems. Based on its initial review of the test results, the Company believes that its mission critical systems are now year 2000 compliant.

     A modest portion of the bank's ATM network (8 out of 38 machines), included in its inventory of mission critical software, was not tested by March 31, 1999. This portion of the ATM network is scheduled for testing during May 1999. To the extent that a Year 2000 failure is identified during the testing, management anticipates that there is sufficient time to remediate or replace this part of its network well before the end of 1999.

     A bank-wide evaluation of non-mission critical software and hardware was completed by February 28, 1999. This evaluation was conducted in conjunction with an upgrade of branch automation software planned for 1998 and 1999. Replacement of non-compliant non-mission critical hardware and software is targeted for completion by June 30, 1999, and will be largely accomplished as the bank completes the roll-out of the planned branch automation hardware and software upgrade.

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

     This allocation will be based on the Company's assessment that credit risk combined with Year 2000 risk increases its exposure to loss. The amount of the allocation for each individual loan will vary depending on the degree of credit weakness, whether the Year 2000 risk is deemed to be moderate or high, and whether the Company has demonstrated satisfactory or unsatisfactory Year 2000 compliance programs. While such reserves will be established during the second quarter of this year, based on present assessments, the Company does not anticipate such reserves will have a material effect on the level of its allowance for loan losses.

     The Company continues to work with key vendors and suppliers and its correspondent banks and brokers to assure no interruption in the business relationship between the Company and these important third party providers. These key providers include, but are not limited to, payroll service providers, secondary market software providers, telephone and utility companies and fiduciary record keeping processors. The Company has completed some testing of these key vendors and suppliers, and plans to test or obtain assurances from all others.

     At March 31, 1999, the Company is not aware of the likely failure of any of these suppliers, but will continue to monitor and evaluate their Year 2000 readiness.

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

2)   The costs to address the Company's Year 2000 issues

     Management does not consider the amounts expended to date to be material, and the projected costs to be incurred over the remainder of 1999 are not expected to have a material effect on the Company's results of operations or financial position. To date, the Company has incurred costs associated with the renovation of custom code by a third party provider, proxy testing, the cost of consultants, and the renovation of certain ATMs. In addition, costs were incurred in connection with certain phases of the Company's test plan, such as test time with the Bank's primary service bureau and the costs of consultants engaged to evaluate the results of the Company's Year 2000 testing program.

     At March 31, 1999, the Company has expensed approximately $123,000 of the originally estimated $300,000 in anticipated Year 2000 costs. Although this original estimate seems to remain appropriate, no assurance can be given that challenges will not be arise in the future that will require additional expense to resolve, particularly in connection with testing and remediating the Company's contingency plans.

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

3)   The risks of the Company's Year 2000 issues

     At March 31, 1999, the Company views an extended disruption in service to its customers as the most likely worst case scenario. If the Company's mission critical systems are not compliant, it may not be able to correctly process transactions in a reasonable period of time. This scenario could result in a wide variety of claims for improper handling of its assets as well as liabilities and other borrowings from its customers.

     At March 31, 1999, management deems the probability of this scenario to be low, but the impact of any such disruption on the Company could be anticipated to be material, and to raise serious concerns about the ability of the Company to continue as a going concern.

     A more likely scenario is one in which the Company experiences temporary disruptions in service if one or more of the unrelated vendors on which the Bank is critically dependent is not Year 2000 compliant. These unrelated vendors include providers of telecommunication services and other utilities. The Company would manage this risk by relying, temporarily, on manual record keeping; as well as by closing or limiting hours of operations at selected offices, and by transferring staff and equipment to locations not affected by the loss of service.

4)   The Company's contingency plans

     The Company completed the preparation of its initial mission critical Year 2000 contingency plans by March 31, 1999, and anticipates testing and validating essential elements of the plan by June 30, 1999.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Quantitative and qualitative disclosure about market risk is presented at December 31, 1998 in Item 7A in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At March 31, 1999, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

GAP Analysis. The one-year and five-year cumulative interest sensitivity gap as a percentage of total assets have increased from (19.5%) and 31.4% at December 31, 1998, respectively, to (25%) and 33.6% at March 31, 1999, respectively, utilizing similar assumptions as at December 1998.

Interest Rate Risk Compliance. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 1998. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value change at March 31, 1999 compared to December 31, 1998, and the projected changes continue to fall within all board approved limits for potential interest rate volatility.

Part II

Item 5.  Other Information
-------  -----------------



Item 6(a).  Exhibits
--------------------

                                 EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------

27        Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                         Premier National Bancorp, Inc.
                              (Registrant)


Date:  May 13, 1999    /s/ Paul A. Maisch
                       ------------------
                       Paul A. Maisch
                       Duly Authorized Officer and
                       Principal Financial Officer