Form 10-Q
period 1999-06-30
PREMIER NATIONAL BANCORP INC
filed 1999-08-13
CIK 776848

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 1999
                                    -------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to _________

Commission file number 1-13213
                       -------
                        PREMIER NATIONAL BANCORP, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)

            New York                               14-1668718
------------------------------                 ------------------------
(State or other jurisdiction of                   (I.R.S. Employer)
 incorporation or organization)                   Identification No.)

PO Box 310, 240 Route 55, Lagrangeville, NY                         12540
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

15,188,806 shares of Common Stock outstanding, par value $.80 per share, at July 31, 1999.

PREMIER NATIONAL BANCORP, INC. & SUBSIDIARIES


INDEX

                                                                 Page Reference
                                                                 --------------

PART I

Item 1 -   Financial Statements

           Condensed Consolidated Balance Sheets                            1

           Condensed Consolidated Statements
           of Income and Expense                                            2

           Condensed Consolidated Statements
           of Cash Flows                                                    3

           Condensed Consolidated Statements
           of Changes in Stockholders' Equity                               4

           Condensed Consolidated Statements of
           Comprehensive Income                                             5

           Notes to Unaudited Condensed Consolidated
           Financial Statements                                             6

Item 2 -   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   11

Item 3 -   Quantitative and Qualitative Disclosures About
           Market Risk                                                     29

PART II -  Other Information

Item 4 -   Submission of matters to a vote of security holders             30

Item 6 -   Exhibits and Reports on Form 8-K                                30

           Exhibit Index                                                   31

           Signatures                                                      32

Part 1
Item 1: Financial information

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

(Unaudited)                                                                            June 30,       December 31,
                                                                                        1999             1998

ASSETS
Cash and due from banks                                                                $37,279          $53,230
Federal funds sold                                                                      35,000          121,100
                                                                                        ------          -------
Total cash and cash equivalents                                                         72,279          174,330

Securities
Available for sale, at fair value                                                      478,405          359,612
Held to maturity, at cost, (fair value of $15,741 in 1999                               15,415           17,536
and $18,117 in 1998)
Regulatory securities (at cost which approximates fair value)                            9,727            9,703


Gross loans                                                                            958,549          973,847
Allowance for loan losses                                                              (21,294)         (21,270)
                                                                                       -------          -------
Net loans                                                                              937,255          952,577

Premises and equipment, net                                                             27,549           28,714
Accrued income                                                                          11,705            8,940
Deferred Taxes                                                                          14,855           10,463
Other real estate owned                                                                  1,743              628
Intangible assets, net                                                                   5,753            6,734
Other assets                                                                             2,157            4,932

                                                                          -------------------------------------
TOTAL ASSETS                                                                        $1,576,843       $1,574,169
                                                                          =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest bearing                                                                  $237,785         $241,289
Interest bearing                                                                     1,124,567        1,165,770

                                                                          -------------------------------------
Total deposits                                                                       1,362,352        1,407,059

Notes payable                                                                           55,000            1,725
Other liabilities                                                                       13,194            9,231

                                                                          -------------------------------------
TOTAL LIABILITIES                                                                    1,430,546        1,418,015

STOCKHOLDERS' EQUITY (see notes)
Preferred stock
($.01 par value; 5,000,000 shares authorized; none issued)                                   -                -
Common stock ($.80 par value; 50,000,000 shares authorized)                             12,620           12,558
15,767,644 shares issued net of 597,119 treasury shares in 1999 and
15,697,290 shares issued net of 2,166 treasury shares in 1998
Additional paid-in capital                                                              85,516           84,492
Retained earnings                                                                       62,434           57,621
Accumulated other comprehensive income/(loss)                                           (3,397)           1,521
Treasury stock                                                                         (10,876)             (38)

                                                                          -------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                             146,297          156,154

                                                                          -------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $1,576,843       $1,574,169
                                                                          =====================================

See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(dollars in thousands except per share data)
(Unaudited)

                                                       Three              Three                 Six               Six
                                                    Months Ended       Months Ended        Months Ended       Months Ended
                                                      06/30/99           06/30/98            06/30/99           06/30/98
                                              -----------------------------------------------------------------------------
Interest income:
  Loans, including fees                                  $20,191            $22,912             $40,674            $46,166
  Federal finds sold                                         238                943               1,140              1,796
  Taxable securities                                       5,089              5,908               9,657             11,521
  Tax-exempt securities                                    1,112                914               2,050              1,809
                                              -----------------------------------------------------------------------------
Total interest income                                     26,630             30,677              53,521             61,292

Interest expense                                          10,290             13,989              20,959             27,869
                                              -----------------------------------------------------------------------------
Net interest income                                       16,340             16,688              32,562             33,423

Provision for loan losses                                    500              2,555               1,500              3,530
                                              -----------------------------------------------------------------------------

Net interest income
 after provision for loan losses                          15,840             14,133              31,062             29,893
                                              -----------------------------------------------------------------------------

Noninterest income:
  Service charges and fees                                 2,070              1,891               4,032              3,575
  Trust earnings                                             273                239                 536                459
  Gains on sales of securities, net                           95                  0                 171                 51
  Gains on sales of loans, net                                12                179                  78                298
  Other income                                               207                 48                 472                198
                                              -----------------------------------------------------------------------------
Total noninterest income                                   2,657              2,357               5,289              4,581

                                              -----------------------------------------------------------------------------
GROSS OPERATING INCOME                                    18,497             16,490              36,351             34,474
                                              -----------------------------------------------------------------------------

Noninterest expense:
 Salaries and employee benefits                            5,533              5,970              11,242             11,690
 Net occupancy and equipment expense                       1,824              1,783               3,579              3,545
 Other real estate owned                                     (15)              (372)                  5               (324)
 Merger expenses                                               0              1,403                   0              2,200
 Other expenses                                            3,599              3,403               6,583              6,411
                                              -----------------------------------------------------------------------------
Total noninterest expense                                 10,941             12,187              21,409             23,522
                                              -----------------------------------------------------------------------------

Income before income taxes                                 7,556              4,303              14,942             10,952

 Income taxes                                              2,563              1,589               5,217              4,107

                                              -----------------------------------------------------------------------------
Net income                                                $4,993             $2,714              $9,725             $6,845
                                              =============================================================================


Weighted average common shares outstanding (1)

Basic                                                 15,334,000         15,608,000          15,518,000         15,556,000
Diluted                                               15,554,000         16,090,000          15,739,000         16,017,000

Per common share data:
Basic earnings                                             $0.33              $0.17               $0.63              $0.44
Diluted earnings                                           $0.32              $0.17               $0.62              $0.43

Cash dividends declared                                    $0.15              $0.12               $0.28              $0.24
Book value at period end                                                                           9.64               9.92

(1) Adjusted for 10% Stock Dividend declared December 1998.

        See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

                                                                                               Six
                                                                                          Months Ended
OPERATING ACTIVITIES                                                                06/30/99        06/30/98
                                                                                    --------        --------
Net income                                                                                $9,725         $6,845
Adjustment to reconcile net income to net
  cash provided by operating activities:
Provision for loan losses                                                                  1,500          3,520
Depreciation and amortization                                                              1,537          1,145
Amortization of security premiums and
  accretion of discounts                                                                     530            898
Amortization of goodwill/core deposit intangible/acquisition costs                           988            397
Realized gains on sales of securities and loans                                             (249)          (221)
Gains on sales of other real estate                                                          (24)
(Gains) loss on sale of premises and equipment                                              (216)             6
Deferred income tax benefits                                                                (887)          (868)
Increase in accrued income                                                                (2,765)          (112)
Other, net                                                                                 4,841         (5,838)
                                                                                 -------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 14,980          5,772
                                                                                 -------------------------------

INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale                                     35,981          6,055
 Proceeds from maturities of securities available for sale                                54,583         52,675
 Proceeds from maturities of securities held to maturity                                   4,766         20,889
 Purchases of securities available for sale                                             (213,639)      (106,069)
 Purchases of securities held to maturity                                                 (7,169)        (8,963)
 Sale of loans                                                                             1,209         11,292
 Net decrease in loans                                                                    12,691         23,164
 Purchase of premises and equipment                                                         (753)        (3,693)
Proceeds from sales of premises and equipment                                                597             14
 Proceeds from sale of OREO                                                                  563            306
                                                                                 -------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                   (111,171)        (4,330)
                                                                                 -------------------------------

FINANCING ACTIVITIES
 Net increase (decrease) in deposit accounts                                             (44,707)        40,780
 Proceeds from reissuance of common stock                                                  2,591          1,791
 Repurchase of common stock                                                              (12,974)          (159)
Borrowings                                                                                55,000
 Repayment of borrowings                                                                  (1,725)
 Cash dividends-common                                                                    (4,045)        (2,472)
                                                                                 -------------------------------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                                       (5,860)        39,940
                                                                                 -------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (102,051)        41,382

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           174,330         93,261
                                                                                 -------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $72,279       $134,643
                                                                                 ===============================

CASH PAID FOR:
 Interest                                                                                $20,779        $25,988
 Taxes                                                                                     4,983          2,383

NON-CASH ITEMS
 Transfer from loans to OREO                                                               1,529            703
 Net change in unrealized gains (losses) recorded
  on securities available for sale                                                        (8,423)          (597)
 Change in deferred taxes on unrealized (gains)
  losses recorded on securities available for sale                                        (3,505)          (171)
Loans to finance OREO                                                                          -            129
Purchase of land by issuance of shares                                                         -            300

See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(dollars in thousands, except per share data)
(unaudited)


===================================================================================================================================
                                                                                                                   Accumulated
                                                                                      Additional                      Other
                                                                        Common         Paid-in        Retained    Comprehensive
                                                                         Stock         Capital        Earnings        Income
                                                                                                                      (Loss)
=================================================================================================================================
Balance January 1, 1999                                                 $12,558        $84,492        $57,621         $1,521

Net Income                                                                                              9,725
Cash dividends declared on common stock($0.28 per share)                                               (4,281)
Dividend reinvestment and stock purchase plan - 36,013 shares                14            285
Options exercised - 104,204 shares                                           48            750
Cash in lieu issued for fractional shares                                                  (11)
Effect of Treasury stock issued at less than cost                                                        (631)
Purchase of treasury stock - 718,083 shares
Net change in unrealized gain on securities, after tax                                                                (4,918)
                                                                      -----------------------------------------------------------

Balance June 30, 1999                                                   $12,620        $85,516        $62,434        ($3,397)
                                                                      ===========================================================


Balance January 1, 1998                                                 $11,308        $59,628        $78,612         $1,647
Net Income                                                                                              6,845
Cash dividends declared on common stock($0.24 per share)                                               (2,472)
Dividend reinvestment and stock purchase plan - 28,932 shares
Options exercised - 84,601 shares                                            50            551
Purchase of land by issuances of treasury shares - 15,998
Effect of Treasury stock issued at less than cost                                                      (1,250)
Purchase of treasury stock - 7,030 shares
Net change in unrealized gain on securities, after tax                                                                  (426)
                                                                      -----------------------------------------------------------

Balance June 30, 1998                                                   $11,358        $60,179        $81,735         $1,221
                                                                      ===========================================================

                                                                        =========================

                                                                         Treasury
                                                                           Stock          Total
                                                                        =========================
Balance January 1, 1999                                                     ($38)       $156,154

Net Income                                                                                 9,725
Cash dividends declared on common stock($0.28 per share)                                  (4,281)
Dividend reinvestment and stock purchase plan - 36,013 shares                                299
Options exercised - 104,204 shares                                         1,505           2,303
Cash in lieu issued for fractional shares                                                    (11)
Effect of Treasury stock issued at less than cost                            631               0
Purchase of treasury stock - 718,083 shares                              (12,974)        (12,974)
Net change in unrealized gain (loss) on securities, after tax                             (4,918)
                                                                        -------------------------

Balance June 30, 1999                                                   ($10,876)       $146,297
                                                                        =========================

Balance January 1, 1998                                                  ($2,358)       $148,837
Net Income                                                                                 6,845
Cash dividends declared on common stock($0.24 per share)                                  (2,472)
Dividend reinvestment and stock purchase plan - 28,932 shares                734             734
Options exercised - 84,601 shares                                            156             757
Purchase of land by issuances of treasury shares - 15,998                    300             300
Effect of Treasury stock issued at less than cost                          1,250               0
Purchase of treasury stock - 7,030 shares                                   (159)           (159)
Net change in unrealized gain on securities, after tax                                      (426)
                                                                        -------------------------

Balance June 30, 1998                                                       ($77)       $154,416
                                                                        =========================

See notes to condensed consolidated financial statements

PREMIER NATIONAL BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)


===================================================================================================================================
                                                           Six Months Ended                          Three Months Ended
                                                             1999                 1998                 1999                 1998
===================================================================================================================================
Net Income                                                   $9,725               $6,845               $4,993               $2,714
Other Comprehensive income, net of tax:
  Net unrealized gains (loss) on securities:
    Net unrealized holding gains (losses)
      arising during year                                    (5,305)                (584)              (3,971)                (138)

    Less reclassification adjustment for (gains)
      losses included in net income:                            387                  158                  278                  137
                                                    ----------------     ----------------     ----------------     ----------------
Other comprehensive income (loss)                            (4,918)                (426)              (3,693)                  (1)
                                                    ----------------     ----------------     ----------------     ----------------
COMPREHENSIVE INCOME                                         $4,807               $6,419               $1,300               $2,713
                                                    ================     ================     ================     ================

See notes to condensed consolidated financial statements

FORM 10-Q

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation
---------------------

The unaudited condensed consolidated financial statements and related notes of Premier National Bancorp, Inc. (the "Company") have been prepared in accordance with Regulation S-X under the Securities Exchange Act of 1934, as amended, and consequently the accompanying unaudited, condensed consolidated financial statements and notes do not contain all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements include the Company's wholly owned subsidiary, Premier National Bank, and its subsidiaries (the "Bank"). These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and note disclosures in the Annual Report on Form 10-K for the year ended December 31, 1998.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1999 and December 31, 1998 and its consolidated results of operations and comprehensive income for the three and six month periods ended June 30, 1999 and 1998 and the consolidated cash flows and changes in consolidated stockholders' equity for the six months ended June 30, 1999 and 1998.

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

The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: pricing pressures on loan and deposit products; continued high level of prepayments of loans; actions of competitors; changes in economic conditions; the extent and timing of actions of the Federal Reserve Board; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; other normal business risks such as credit losses, litigation, etc.; continued performance of unseasoned loans; continued increases in the levels of nonperforming assets; the extent and timing of legislative and regulatory actions and reform, estimated cost savings from recent or anticipated acquisitions and mergers cannot be fully realized within the expected time frame, revenues following such transactions are lower than expected, and costs or difficulties related to the integration of acquired and existing businesses are greater than expected or system costs related to the year 2000 are greater than expected.

The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

Loans
-----

Major classifications of loans (excluding loans held for sale, of which there are none at June 30, 1999 and December 31, 1998) are summarized below (in thousands):
                                       At June 30, 1999     At December 31, 1998
                                       ----------------     --------------------

Commercial and industrial                      $114,012                 $113,680
Consumer installment                            130,553                  134,152
Real estate - construction                       50,486                   50,888
Real estate - mortgage (Commercial)             253,008                  242,062
Real estate - mortgage
(Residential & Home Equity)                     405,439                  427,440
Other loans                                       5,051                    5,625
                                               --------                 --------

Total                                          $958,549                 $973,847
                                               ========                 ========

Deposits
--------

Major classifications of deposits are summarized below (in thousands):

                                       At June 30, 1999     At December 31, 1998
                                       ----------------     --------------------

Demand deposits                                $237,785                 $241,289
NOW accounts                                     88,748                   61,816
Money market deposit accounts                   299,764                  326,102
Savings accounts                                265,777                  304,578
Time deposits under $100,000                    325,140                  347,662
Time deposits over $100,000                     145,138                  125,612
                                             ----------               ----------
Total                                        $1,362,352               $1,407,059
                                             ==========               ==========

Securities
----------

Securities consist of the following (in thousands):

                                                    At June 30, 1999                     At December 31, 1998
                                          ----------------------------------    ------------------------------------
                                           Carrying     Amortized      Fair       Carrying     Amortized      Fair
                                            Amount        Cost        Value        Amount        Cost        Value
                                          ----------------------------------    ------------------------------------
US Treasury:
         Available for Sale                $ 50,374     $ 50,444     $ 50,374     $ 64,933     $ 64,027     $ 64,933

US Gov't Agencies:
         Available for Sale                 135,453      136,384      135,453       28,461       28,270       28,461

Obligations of States and
Political Subdivisions:
         Available for Sale                 158,321      160,519      158,321       97,082       94,905       97,082
         Held to Maturity                    15,340       15,340       15,664       17,461       17,461       18,038
Other Securities:
         Available for Sale                 134,257      136,866      134,257      169,136      169,795      169,136
         Held to Maturity                        75           75           77           75           75           79
         Regulatory Securities                9,727        9,727        9,727        9,703        9,703        9,703
                                           -------------------------------------------------------------------------
Total Securities                           $503,547     $509,355     $503,873     $386,851     $384,236     $387,432
                                           =========================================================================

Total Available for Sale                   $478,405     $484,213     $478,405     $359,612     $356,997     $359,612
Total Held to Maturity                       15,415       15,415       15,741       17,536       17,536       18,117
Regulatory Securities                         9,727        9,727        9,727        9,703        9,703        9,703
                                           -------------------------------------------------------------------------
Total Securities                           $503,547     $509,355     $503,873     $386,851     $384,236     $387,432
                                           =========================================================================

At June 30, 1999 and December 31, 1998, the net unrealized gain (loss) on securities available for sale (net of tax effect of $2,411,000 and $1,094,000, respectively) that was included in accumulated other comprehensive income
(loss), a separate component of stockholders' equity, was $(3,397,000) and $1,521,000, respectively. Net unrealized gains and (losses) on available for sale securities at June 30, 1999 and December 31, 1998, were $(5,808,000) and $2,615,000, respectively.

Earnings per common share 1998 data has been adjusted for the 10% stock dividend
-------------------------
which the Company declared in December 1998.

Basic earnings per common share is computed as follows (in thousands, except per share data):

                                                              Three months ended             Six months ended
                                                                  June 30,                      June 30,
                                                                  --------                      --------
                                                             1999          1998           1999           1998
                                                             ----          ----           ----           ----
 Weighted average common shares
   outstanding                                             15,334        15,608         15,518         15,556
                                                           ======        ======         ======         ======

 Total basic shares                                        15,334        15,608         15,518         15,556
                                                           ======        ======         ======         ======

 Net income                                                $4,993        $2,714         $9,725         $6,845
                                                           ======        ======         ======         ======

 Basic earnings per common share                            $0.33         $0.17          $0.63          $0.44
                                                            =====         =====          =====          =====


Diluted earnings per common share is computed as follows (in thousands, except per share data):

                                                             Three months ended            Six months ended
                                                                   June 30,                    June 30,
                                                                  --------                     --------

                                                             1999          1998           1999           1998
                                                             ----          ----           ----           ----
 Weighted average common shares
   outstanding                                             15,334        15,608         15,518         15,556

 Effect of dilutive stock options                             220           482            221            461
                                                           ------        ------         ------         ------

 Total diluted shares                                      15,554        16,090         15,739         16,017
                                                           ======        ======         ======         ======

 Net income                                                $4,993        $2,714         $9,725         $6,845
                                                           ======        ======         ======         ======

 Diluted earnings per common share                          $0.32         $0.17          $0.62          $0.43


Stockholders' Equity
--------------------

Issued and outstanding shares (net of treasury shares) at June 30, 1999 and December 31, 1998, were 15,170,525 and 15,695,124, respectively. The Company purchased approximately 720,000 treasury shares in open market transactions during the first half of 1999. The Company paid a 10% stock dividend in January 1999 which increased common shares outstanding by 1,426,800. (All 1998 share data has been accordingly restated in the condensed consolidated statements of income and expense and Stockholders' Equity.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

Total assets of the Company are little changed at $1,576.8 million at June 30, 1999, from $1,574.2 million at December 31, 1998. Increases in securities of $116.7 million to $503.5 million at June 30, 1999 were funded by declines in cash and cash equivalents of $102.1 million to $72.3 million and net loans of $15.3 million to $937.3 million.

In the first half of 1999 the Bank originated $141.4 million of new loans. Amortization, prepayments and sales into the secondary market were $156.7 million resulting in a net decrease from year end 1998 in gross loans outstanding to $958.5 million at June 30, 1999. The net increase in commercial mortgages of $10.9 million or 4.5% and commercial and industrial loans ($.3 million or .3%) was offset by declines in other categories as follows: residential mortgage loans (including home equity) of $22.0 million (5.1%), consumer installment of $3.6 million (2.7%), real estate construction of $.4 million (.8%) and other loans of $.6 million (10.2%). Continuing the trend established in 1998, consumers have been refinancing and consolidating first lien adjustable mortgages and home equity loans resulting in significant prepayments of the Company's loan balances in these categories. As of June 30, 1999, the Company held approximately $55.0 million in adjustable rate first lien mortgage loans that are scheduled to reprice during the remainder of 1999. Although interest rates on fixed rate mortgage loans have risen recently, customers may still choose to refinance to a long-term fixed rate mortgage in lieu of maintaining an adjustable rate mortgage. The Company continues its practice of not retaining significant balances in long-term fixed rate mortgages in its portfolio. Therefore, there can be no assurance that residential mortgage balances will not continue to decline due to refinancing. The company is focused on increasing commercial loans and commercial mortgages while attempting to mitigate the runoff of residential mortgages through active solicitation of borrowers identified as more likely to refinance their balances. It should be noted that the interest earned on such refinanced loans may be lower than that currently earned on the existing loans.

Period end total deposits decreased $44.7 million in the first half of 1999 to $1,362.4 million. Of this amount, total Public (Municipal) Funds increased $26.8 million or 40.3% to $93.1 million and total non-public funds decreased by $71.5 million to $1,269.3 million. In addition, an exceptional customer deposit was made on June 30, 1999 in the amount of $33.0 million, which funds were subsequently withdrawn three business days after period end. The declines in deposit balances principally reflect the result of the Company's pricing policies and management of interest expense paid on deposits. As a result, customers seeking the highest rates paid by competitor institutions and have been consequently withdrawing rate sensitive deposits.

The following tables summarize the net changes in public (municipal) fund and non-public fund deposits from December 31, 1998 to June 30, 1999 (in thousands):

PUBLIC FUNDS

                                                                      Percent
                                Balance     Balance        Net     Change over
                               12/31/98     6/30/99      Change       Y/E`98
                            ----------------------------------------------------
Demand accounts                  $2,482      $4,159      $1,677        67.6%

NOW accounts                     12,211      11,613        (598)       (4.9)

Money market accounts            10,901      11,415         514         4.7

Savings accounts                  2,418       2,307        (111)       (4.6)

Time deposits                    38,309      63,585      25,276        66.0
                            ----------------------------------------------------
Total public deposits           $66,321     $93,079     $26,758        40.3%
                            ====================================================

Public funds balances increased in the first half of 1999 due both to matching competitive pricing on large time deposits as funding for a portion of the securities portfolio and seasonal increases due to village tax assessments levied in June. Historically, this increase reverses by year end as municipalities employ their funds. However, increases are anticipated in the third quarter due to school district tax levies.

NON PUBLIC FUNDS
                                                                      Percent
                                Balance     Balance        Net     Change over
                               12/31/98     6/30/99      Change       Y/E`98
                            ----------------------------------------------------
Demand accounts                $238,807    $233,626     $(5,181)      (2.2)%

NOW accounts                     49,605      77,135      27,530       55.5

Money market accounts           315,201     288,349     (26,852)      (8.5)

Savings accounts                302,160     263,470     (38,690)     (12.8)

Time deposits                   434,965     406,693     (28,272)      (6.5)
                            ----------------------------------------------------
Total non public deposits    $1,340,738  $1,269,273    $(71,465)      (5.3)
                            ====================================================

Non-public deposits declined $71,465,000 compared to December 31, 1998. The decrease in demand accounts reflects the historical seasonality experienced by the Bank. Money market, savings and time deposits declines are the result of the Company's pricing policies, as the Company has actively reduced the rates paid on these deposits in order to improve the net interest margin. The increase in NOW accounts is due solely to a $33.0 million deposit into an escrow account at June 30, 1999 that was subsequently withdrawn. Excluding this, deposit NOW accounts were down $5,470,000 or 11.0%.

Notes payable increased to $55.0 million at June 30, 1998 vs. $1.7 million at year end 1998, as the Company has employed a modest leverage strategy utilizing borrowings (in addition to municipal time deposits) to fund an increase in its securities portfolio. Although such spreads on the incremental assets acquired are lower than on loan assets, the Company believes this strategy will improve its net interest income. See also "Asset/Liability Management".

Consolidated stockholders' equity at June 30, 1999 was $146.3 million, down $9.9 million over year end 1998, primarily due to the purchase of approximately 720,000 shares of Treasury stock during the first half of 1999 ($12.9 million) and by the decline of $4.9 million in accumulated other comprehensive income (net unrealized gains and losses, after tax, in market value of available for sale securities). These decreases were partially offset by the Company's net retentions of earnings for the first half of the year $5.4 million and by $2.6 million of stock issuance proceeds from the Company's stock option and dividend reinvestment plans. The ratio of shareholders' equity to total assets remained strong at June 30, 1999 standing at 9.2%.

Results of Operations
---------------------

Interest income as reported, for the six months ended June 30, 1999, compared to the same period in 1998, decreased $7.8 million while interest expense decreased by $6.9 million. This resulted in a decrease in net interest income of $.9 million. Provision for loan losses decreased by $2.0 million. Total non-interest income increased $708,000 or 15.5%. Total noninterest expenses were $2.1 million or 8.9% less than the first half of 1998, due mainly to the non-reoccurrence of merger-related expenses of $2.2 million incurred in the first half of 1998. Excluding merger related expenses, total non-interest expense was relatively unchanged with an increase of $87,000 over June 30, 1998 levels. Net income after tax increased by $2.9 million or 42.1% to $9.7 million. Diluted earnings per common share increased to $.62 for the six months of 1999 compared to $.43 for 1998. Excluding merger-related expenses incurred in 1998 of $2.2 million (or $1.6 million after-tax) comparative net income for the 1998 first half of 1998 on a pro forma basis would have been $8.5 million and diluted earnings per common share would have been $.53.

The net income and earnings per common share data discussed above is presented in the following table:

                                             Three months ended
                                             ------------------
                                                                    Pro forma
                                                                    ---------
                              Actual 6/30/99   Actual 6/30/98*     6/30/98(1)*
                              --------------   ---------------     -----------
Net income (in thousands)            $4,993           $2,714         $3,670
Per common share:*
Basic earnings                         0.33             0.17           0.24
Diluted earnings                       0.32             0.17           0.23

(1) Excludes merger-related expenses after tax of $1.0 million for the three months ended June 30, 1998. (Includes $.7 million after tax of conforming accounting adjustments recorded in connection with the merger of Progressive Bank, Inc. with and into Hudson Chartered Bancorp, Inc. "the Merger")

*    Adjusted for the 10% stock dividend declared December 1998.

                                              Six months ended
                                              ----------------
                                                                    Pro forma
                                                                    ---------
                              Actual 6/30/99   Actual 6/30/98*     6/30/98(1)*
                              --------------   ---------------     -----------
Net income (in thousands)            $9,725            $6,845          $8,466

Per common share:*

Basic earnings                         0.63              0.44            0.54

Diluted earnings                       0.62              0.43            0.53

(1) Excludes merger-related expenses after tax of $1.6 million for the six months ended June 30, 1998. (Includes $.7 million after tax of conforming accounting adjustments recorded in connection with the Merger.)

* Adjusted for the 10% stock dividend declared December 1998.


The Company's return on average assets and return on average equity for the three and six months ended June 30, 1999 and 1998, and pro forma (excluding merger-related expenses of $1.0 and $1.6 million after tax for the three and six month periods ended June 30, 1998), are detailed in the table below:


                                        Three months ended                     Six months ended
                                        ------------------                     ----------------

                                Actual      Actual       Pro forma     Actual        Actual       Pro forma
                                ------      ------       ---------     ------        ------       ---------
                                6/30/99     6/30/98      6/30/98(1)    6/30/99       6/30/98      6/30/98(1)
                                -------     -------      ----------    -------       -------      ----------
Actual:
------
Return on average assets
                                 1.31%        .66%          .89%         1.27%         .83%          1.03%
Return on average
stockholders'equity              13.20        7.09          9.59         12.73         9.02          11.16

(1) Excludes merger-related expenses after tax of $1.0 million and $1.6 million respectively for the three months and six months ended June 30, 1998. (Includes $.7 million of conforming accounting adjustments in connection with the Merger.)


Interest income
---------------

On a tax equivalent basis, gross interest income decreased by $7.6 million or 12.2% for the six months ended June 30, 1999 compared to the same period in 1998, due principally to the decrease in average earning assets of $99.9 million. Average loans decreased by $68.2 million, average securities decreased $12.0 million and average federal funds sold decreased by $19.5 million.

Total interest expense decreased by $6.9 million or 24.8% for the six month period ended June 30, 1999 as compared to the six months ended June 30, 1998 due primarily to lower interest rates paid on deposits and declines in average balances of $57.9 million and $62.0 million in time and savings deposits, respectively.

Consistent with general market interest rates in the comparative periods, average yields on interest earning assets continued the declining trend (49 basis points) witnessed in recent quarters to 7.57% for the six months ended June 30, 1999 vs. 8.06% as of the same period in 1998 reflecting both declines in loan yields as well as lower yields on taxable securities and fed funds sold. These declines were modestly offset by an increase in yield on tax-exempt securities. However, average interest bearing liability rates paid decreased (77 basis points) to 3.68% for the six months ended June 30, 1999 vs. 4.45% for the six months ended June 1998 due primarily to the Company's continued downward management of deposit interest rates paid to reflect its increasing liquidity. Accordingly, net interest margins on a tax equivalent basis increased to 4.66% for the six months ended June 30, 1999 compared to 4.45% in 1998. However, this improvement in net interest margin was not sufficient to offset the full impact of the decline in interest earning assets (principally loans). Thus, while variances due to changes in rates (primarily lower deposit costs) produced an $813,000 increase in net interest income in the six months of 1999 compared to the same period in 1998, the decrease in average earning assets and liabilities principally contributed to the $1,674,000 decrease in net interest income due to volume variances over the same period. The net effect was that net interest income before provisions for loan losses was $32.6 million for the six months ended June 30, 1999 compared to $33.4 million for the comparable period in 1998, or a decrease of $861,000 (2.6%).

As previously stated, the Company is implementing a leverage strategy to increase earning assets. While the program has had some impact on the second quarter earnings, the fuller impact will be seen in the third and fourth quarters of 1999, which should witness increases in quarterly net interest income of an additional $150,000.

The table below sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                           Six Months Ended June 30,
                                                                   1999                                   1998
                                                                   ----                                   ----

                                                   Average                      Yield/     Average                   Yield/
                                                   Balance       Interest       Cost       Balance       Interest     Cost
---------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-earning assets:

Loans (1)
Loans (1)                                          $960,483       $40,674        8.47%    $1,028,599      $46,166     8.98%

Taxable Securities                                  345,834         9,657        5.59%       367,447       11,521     6.27%

Tax-exempt Securities (2)                            90,107         3,154        7.00%        80,841        2,741     6.78%

Fed Funds Sold                                       46,785         1,140        4.87%        66,276        1,796     5.42%
                                                 ----------      --------                 ----------      -------
Total Interest Earning Assets                     1,443,209        54,625        7.57%     1,543,163      $62,224     8.06%
                                                 ----------      --------                 ----------      -------
NonInterest Earning Assets:

Cash & Due from Banks                                49,873                                  48,539

Premises & Equipment                                 27,942                                  26,571

Other Assets                                         27,406                                  42,333

Allowance for Loan Losses                          (21,408)                                 (19,574)
                                                 ----------      --------                ----------       -------

Total Assets                                     $1,527,022       $54,625        7.15%    $1,641,031      $62,224     7.58%
                                                 ==========      ========                ===========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-Bearing Liabilities:

Savings Deposits                                   $285,707       $3,706         2.59%     $347,732        $6,417     3.69%

NOW Accounts                                         58,446          290         0.99%       72,648           440     1.21%

Money Market Accounts                               321,413        5,566         3.46%      304,290         6,818     4.48%

CD's over $100,000                                  139,730        3,563         5.10%      115,569         3,211     5.56%

Other Time Deposits                                 328,444        7,671         4.67%      410,546        10,936     5.33%

Borrowed Funds                                        6,238          163         5.23%        1,725            47     5.45%
                                                 ----------      --------                 ----------      -------
Total Interest-Bearing Liabilities                1,139,978       20,959         3.68%    1,252,510        27,869     4.45%

Noninterest-Bearing Liabilities:

Demand Deposits                                     222,990                                 215,682

Other                                                11,218                                  21,138
                                                                                         ----------
Total Noninterest-Bearing Liabilities               234,208                                 236,820

Stockholders' Equity                                152,836                      3.05%      151,701                   3.74%
                                                 ----------                     ------   ----------                   -----
Total Liabilities and Stockholders' Equity       $1,527,022       20,959                 $1,641,031        27,869
                                                 ----------      -------                 ----------       -------

Net interest Margin                                               33,666         4.66%                     34,355     4.45%

Less Tax Equivalent Adjustments                                  (1,104)                                    (932)
                                                                 -------                                  -------
Net Interest Income                                              $32,562         4.51%                    $33,423     4.33%
                                                                 ========       ======                    =======     =====
Excess of interest earning assets over                                                     $290,653
interest bearing liabilities                       $303,231

Ratio of Average Interest-Earning Assets to         126.60%                                 123.21%
Average Interest-Bearing Liabilities
---------------------------------------------------------------------------------------------------------------------------

(1)  Average Balances include non-accrual loans.
(2) Tax Equivalent Yields on tax-exempt securities based on a Federal tax rate of 35%.

The table below details the changes in interest income and interest expense for the period indicated due to both changes in average outstanding balances and changes in average interest rates:

Rate/Volume Analysis (in thousands)

                                                                         Six Months Ended June 30,
                                                                              1999 vs. 1998
                                                   -----------------------------------------------------------------
                                                                        Increase (Decrease) due to
                                                   -----------------------------------------------------------------
                                                        Volume                     Rate                    Net(1)
                                                        ------                     ----                    ---------
Interest Income:
Loans                                                  $(3,057)                  $(2,435)                 $(5,492)

Taxable investment securities                             (678)                   (1,186)                  (1,864)

Tax-exempt investment(2) securities                        314                        99                      413

Federal funds sold                                        (528)                     (128)                    (656)
                                                     -----------                ----------                ----------
Total interest income                                   (3,949)                   (3,650)                  (7,599)

Interest expense:

         Savings deposits                               (1,145)                   (1,566)                  (2,711)

         NOW/accounts                                      (86)                      (64)                    (150)

         Money market accounts                             384                    (1,635)                  (1,252)

         Certificates over $100,000                        671                      (320)                     352

         Other Time Deposits                            (2,187)                   (1,078)                  (3,265)

         Borrowed funds                                    123                        (7)                     116
                                                     -----------                ----------                ----------
Total interest expense                                  (2,240)                   (4,670)                  (6,910)
                                                     -----------                ----------                ----------
Net interest margin                                     (1,709)                    1,020                     (689)

         Less tax equivalent effect                         35                      (207)                    (172)
                                                     -----------                ----------                ----------

Net interest income                                    ($1,674)                     $813                    $(861)
                                                     ===========                ==========                ==========

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each to the total change.

(2)  Yields on tax exempt securities based on a Federal tax rate of 35%.

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

The 1998 provision for loan losses included a $1.4 million charge to conform accounting policies in connection with the merger. Excluding this charge, the provision for loan losses declined from $2.1 million in 1998 to $1.5 million in 1999.

Net charge-offs for the first six months of 1999 were $1.5 million compared to $2.9 million for the same period in 1998. The ratio of net chargeoffs to average loans, on an annualized basis, decreased to .31% in the first six months of 1999 vs. .57% for the same period of 1998.

Total non-performing assets were approximately $12.9 million at the end of June 1999, up $.6 million over the $12.3 million at June 1998, and up $2.9 million from the year end 1998 level of $10.0 million representing .82% of total assets, vs. .64% at year end. OREO balances at $1.7 million were up from the $.6 million reported at year end 1998 and period end non-performing loans of $11.1 million were up $1.7 million over the December 31, 1998 level of $9.4 million primarily due to three large commercial mortgages, two of which are in process of foreclosure while one is held in OREO and three commercial and industrial loans which are primarily secured by real estate.

Nonperforming assets represent 168 loans or OREO properties of which on1y
5 have balances in excess of $300,000. Of the total nonperforming loans, 50% are collateralized by residential property, 47% by commercial property, and 3% by other assets or unsecured.

Management believes that the allowance for loan losses is adequate to cover the risk of loss inherent in the portfolio. However, the Company has experienced substantial growth in its residential mortgage and related residential housing construction portfolios in recent years. As a result of this growth, a portion of the Company's loan portfolio may be considered "unseasoned". Until these portfolios become more "seasoned", it is more difficult to assess the latent risk in these portfolios, and, therefore, the allowances are based on the present performance indices of this portfolio. Furthermore, no assurance can be given that the relatively stable current economic conditions of the Company's overall market area will not be unsettled by future events. Any such developments would be expected to adversely effect the financial performance of the Company.

The table below summarizes the Company's loan loss experience for the periods indicated (dollars in thousands):

                                          For the six months           For the year
                                          ended June 30,               ended December 31,

                                           1999        1998             1998        1997        1996
                                           ----        ----             ----        ----        ----
                                      --------------------------    ------------------------------------
Balance at beginning of
period                                   $21,270     $19,331          $19,331     $18,533     $16,803

Chargeoffs:
Commercial & industrial                      125         318              406       1,448         894

Consumer installment & other                 662         690            1,620       1,146         821

Real estate mortgage                         990       2,333            3,344       2,164       2,575
                                      --------------------------    ------------------------------------
Total charge-offs                          1,777       3,341            5,370       4,758       4,290

Recoveries:
Commercial & industrial                       31          64              462         164         118

Consumer installment & other                 270         218              481         160         180

Real estate mortgage                                     118              437         757         572
                                      --------------------------    ------------------------------------
Total recoveries                             301         400            1,380       1,081         870
                                      --------------------------    ------------------------------------
Net charge-offs                           (1,476)     (2,941)          (3,990)     (3,677)     (3,420)

Provision for loan losses                  1,500       3,530            5,929       4,475       5,150
                                         -------    --------            -----       -----     -------
Balance at end of period                 $21,294     $19,920          $21,270     $19,331     $18,533
                                      ==========================    ====================================

Ratio of net charge-offs to average
loans outstanding during the period
(annualized)                                .31%        .57%             .40%        .35%        .34%

Allowance for loan losses as a
percent of period-end loans                2.22%       1.98%            2.18%       1.85%       1.78%

Allowance as a percent of
non-performing loans                        192%        194%             226%        214%        181%

Nonperforming loans and OREO
to total loans and OREO                    1.34%       1.22%            1.03%       1.00%        1.32%

The table below summarizes the Company's nonperforming assets and restructured loans at the dates indicated (dollars in thousands):

                                                   at June 30,                            at December 31,
                                                   -----------                            ---------------

                                              1999           1998               1998           1997         1996
                                          ---------------------------        ---------------------------------------
Nonaccrual loans: (1)

Real estate mortgage                          $9,205         $9,552             $8,282         $7,602       $8,088

Commercial & Industrial                        1,428            181                558            164          712

Consumer & other                                 208            134                 83            123          313
                                          ---------------------------        ---------------------------------------
Total nonaccrual loans                        10,841          9,867              8,923          7,889        9,113

Loans 90 days or more past due and
still accruing:

Real estate mortgage                             146                               224            129          430

Commercial & industrial                           75             85                205            188          193

Consumer & other                                  24             21                 68            126           22
                                          ---------------------------        ---------------------------------------

Total 90 days past due accruing                  245            106                497            443          645

Restructured - real estate                       27            312                 28            682          500
                                          ---------------------------        ---------------------------------------

Total non-performing and restructured
loans                                         11,113         10,285              9,448          9,014       10,258

Other real estate owned                        1,743          2,024                628          1,366        2,923
                                          ---------------------------        ---------------------------------------
Total non-performing assets                  $12,856        $12,309            $10,076        $10,380      $13,181
                                          ===========================        =======================================

Non-performing and restructured
loans as a percent of total
loans                                          1.16%          1.02%               .96%           .87%         .98%
                                          ===========================        =======================================
Nonperforming assets as a percent of
total assets                                   0.82%          0.74%               .64%           .64%         .84%
                                          ===========================        =======================================

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

Other real estate owned totals $1,743,000 at June 30, 1999 and includes 13 properties acquired through foreclosure: 10 residences, and 3 non-farm nonresidential properties.

In addition to the nonperforming loans and other nonperforming assets noted above, at June 30, 1999, the Company had approximately $18.2 million in loans requiring special attention (substandard) compared to $19.0 million of similar loans at December 31, 1998. Such loans are being monitored so that if present concerns about the borrowers ability to comply with repayment terms becomes evident, management will be able to quickly assess impairment. Further deterioration in such borrowers' financial position may result in reclassifying them as nonperforming assets.

Management recently completed an expanded evaluation of its loan portfolio related to homogenous pools of loans (primarily larger balance residential mortgages). As a result of this review, certain loans previously evaluated in a "pool" of loans were individually reviewed for impairment. As a result of this review, loans classified as impaired increased from year end 1998 levels by approximately $6.7 million (even though total nonperforming loans only increased by $1.7 million in the same period). Further, as a result of this review, allowance allocations related to such impaired loans increased by $1.6 million which were reallocated from within the overall balance of the allowance for loan losses.

The following table summarizes impaired loans for the periods indicated (in thousands):

                                                                   June 30, 1999       December 31, 1998
                                                                   -------------       -----------------
Impaired loans with allowance established $3,872,000
and $2,242,000, respectively)                                            $13,614                  $5,545

Impaired loans which have been written down
$1,266,000 and $1,641,000, respectively)                                   1,984                   3,323
                                                                           -----                   -----

Total                                                                    $15,598                  $8,868
                                                                         =======                  ======

Average amount of impaired loans
for the period                                                           $12,150                  $8,700
                                                                         =======                  ======

The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans (dollars in thousands):

                                           June 30,                                          December 31,
                                  1999                  1998                  1998               1997                1996
                           ---------------------------------------  --------------------------------------------------------------
Balance at end of                       % of                  % of                  % of               % of                  % of
period applicable to:      Amount      total     Amount      total     Amount      total   Amount     total    Amount       total
                                       loans                 loans                 loans              loans                 loans
                          ----------------------------------------  --------------------------------------------------------------
Commercial &
industrial                $ 4,802      11.9%    $ 2,514       9.3%    $ 2,472      11.7%  $ 2,131       9.0%  $ 2,476        7.9%


Consumer & other            2,797      14.2       2,817      15.1       3,530      14.4     3,699      15.2     3,341       14.5

Real estate -
mortgage                   12,543      73.9      13,087      75.6      11,679      73.9    12,124      75.8    11,577       77.6

Unallocated                 1,152                 1,502                 3,589               1,377               1,139
                          ----------------------------------------  --------------------------------------------------------------
Total                     $21,294       100%    $19,920        100%   $21,270       100%  $19,331       100%  $18,533     100.00%
                          ========================================  ==============================================================

Noninterest Income
------------------

Total non interest income increased by $708,000 or 15.5% to $5.3 million during the first half of 1999 compared to the same period of 1998. Specifically, service charges and fees increased $457,000 as a result of the implementation of a singular fee schedule for the merged bank. In addition, primarily due to nonrecurring sales of properties, other income increased by $274,000. While trust earnings and gains on sales of securities increased by $77,000 and $120,000, respectively, lower levels of sales of loans into the secondary market resulted in a decrease in gains on sales of loans of $220,000.

Other Expenses
--------------

In total, noninterest expense decreased by $2,113,000 or 9% to $21.4 million for the first six months of 1999 compared to the same period of 1998, due mainly to merger-related expenses incurred in 1998 of $2,200,000.

Salaries and employee benefits expense decreased $448,000 to $11,242,000 at June 30, 1999 vs. $11,690,000 in the first six months of 1998, as merger-related reductions in salary expense allowed the Company to absorb normal salary increases for its staff during the year and add 14 full time equivalent staff in connection with new branches established during the second and third quarters of 1998.

Occupancy and equipment expense was little changed over the same period in 1998, as the effect of branch closings in connection with the merger was offset by the costs of new branches opened in 1998. Other real estate owned expense increased by $329,000 due to the reversal in 1998 of valuation reserves no longer required. Other expenses increased by $172,000 as Y2K expenses of $216,000 incurred in 1999 and computer service bureau costs and consulting fee increases of $442,000 and $317,000 respectively were offset by reductions in legal and other professional fees, loan processing and advertising expenditures.

Net Income
----------

Pretax income increased by $3,990,000. The Company's effective tax rate decreased to 34.9% from 37.9% as a result of higher levels of investments in tax preferenced securities (including the utilization of a State tax advantaged subsidiary) and elimination of the non-deductible expense associated with the merger. Net income was $9.7 million for the six months ended June 30, 1999 vs. $6.8 million for the same period in 1998, an increase of $2,880,000 or 42.07%.

Three months ended June 30, 1999 vs. June 30, 1998
--------------------------------------------------

Net interest income decreased only $348,000 or 2.0% for the three months ended June 30, 1999 compared to 1998, primarily due to declines in average loan balances and generally lower levels of interest rates being almost completely offset by reductions in interest expense.

Provisions for loan losses decreased by $2.0 million for the three month period ended June 30, 1999 vs. June 30, 1998 due to merger-related charges and related charge-offs during the three months ended June 30, 1998.

Other income increased $300,000 to $2.7 million for the three months ended June 30, 1999 compared to 1998, primarily as a result of increases in service charges and fees $(179,000) as the service charge structure of the merged bank is fully implemented, increases in net gains on sales of securities of $95,000 and other income (primarily income derived from outsourcing official checks) increases of $159,000. These increases were partially offset by a decrease in gains on sales of loans ($167,000).

Total noninterest expense decreased $1.2 million for the three months ended June 30, 1999 compared to 1998 due almost entirely to merger-related expenses in 1998 of $1.4 million. Decreases were also seen in salaries and benefits ($437,000). These decreases were offset by reductions in OREO expense recoveries ($357,000) from the recognition of valuation allowances in the second quarter of 1998, and "other" expense of $196,000 (primarily computer service bureau and Y2K remediation). Occupancy expense remained relatively unchanged as the cost of new branches was offset by savings associated with the closure of branches due to the merger.

Pretax income increased $3.3 million to $7.6 million for the three months ended June 30, 1999 compared to the same period of 1998, while income taxes increased by $1.0 million. Comparative income after taxes increased $2.3 million to $5.0 million for the quarter ended June 30, 1999 vs. 1998. However, excluding merger-related items, net income increased by $1.3 million of which $.7 million, after tax, was due principally to the aforementioned conforming accounting adjustments, primarily provisions for loan losses and OREO valuation allowances, in 1998.

Asset/Liability Management
--------------------------

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities and capital resources. The Company's Investment Committee of the Board monitors, and the Bank, through its treasury division, controls the rate sensitivity of the balance sheet while seeking to maintain an appropriate level of net interest income contribution to the operations of the Company.

The Company's net interest revenue is affected by fluctuations in market interest rates as a result of timing differences in the repricing of its assets and liabilities. These repricing differences are quantified in specific time intervals and are referred to as interest rate sensitivity gaps. The Company manages the interest rate risk of current and future earnings to a level that is consistent with its mix of businesses and seeks to limit such risk exposure to appropriate percentages of both earnings and the imputed value of stockholders' equity. The objective in managing interest rate risk is to support the achievement of business strategies, while controlling earnings variability and ensuring appropriate liquidity. Further, the historical level of demand deposits (greater than 10% of total assets) serves to mitigate the effects of increases in interest rates and reduces the average cost of total liabilities. The Company is implementing a leverage strategy, whereby it intends to increase assets by $100.0 million and fund such increased assets with a portion of its available line of credit with the Federal Home Loan Bank repurchase agreements and municipal deposits. As of June 30, 1999, $70.0 million of the strategy was implemented with the balance of the transaction anticipated to be completed in the third quarter of 1999. The Company expects to generate pretax net interest income of approximately 1% on the transaction. The component securities and funding sources utilized in the transaction (a combination of fixed and floating rate securities funded primarily with variable rate liabilities) is not expected to raise significantly the Company's overall exposure to fluctuations in market interest rates.

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of June 30, 1999, based upon the known repricing dates of certain assets, at amortized cost, and liabilities and the assumed repricing dates of others. As shown in the chart below, at June 30, 1999, assuming no management action, the Company's principal interest rate risk is to a rising rate environment and particularly within one year time frame. That is, net interest revenue would be expected to be adversely affected by an increase in interest rates (on a one-for-one basis) above the rates embedded in the current yield curve, principally due to the higher level of liabilities ($1.05 billion) that would reprice relative to similarly classified assets ($709,478) in that time frame.

This exposure would be mitigated over the longer term as the Company has $650 million more in repriceable interest earning assets than interest bearing liabilities beyond one year.

This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements nor management actions that may be taken to manage this risk (in thousands).


                                                                    Total                       Greater
Maturity Repricing                 3 months or    4 months to       within          One yr.       than
 Date (1)(2)                          less          one yr.         one yr.        to 5 yrs.    five yrs.      Total
                               ------------------------------------------------------------------------------------------
Securities (3)                      $142,744        $41,250        $183,994        $172,256     $147,297      $503,547

Fed Funds                             35,000                         35,000                                     35,000

Fixed rate loans                      85,329        131,283         216,612         245,492       38,034       500,138

Floating rate loans (3)              168,505        105,367         273,872         169,463        4,235       447,570
                                     --------       -------         --------        --------       ------      --------
Total interest
earning assets (1)                   431,578        277,900         709,478         587,211      189,566     1,486,255
                                     --------       --------        --------        --------     --------    ----------

Other interest bearing
deposits (4)                         316,388        288,088         604,476          45,159                    649,635

Time/Other (5)                       267,836        182,603         450,439          71,664        7,829       529,932
                                     --------       --------        --------         -------       ------      --------

Total interest-bearing
liabilities                          584,224        470,691       1,054,915         116,823        7,829     1,179,567
                                     --------       --------      ----------        --------       ------    ----------

Interest Sensitivity
gap (6)                            $(152,646)     $(192,791)      $(345,437)       $470,388     $181,737      $306,688
                               ==========================================================================================
Gap as a percent of earnings
assets                                (10.3)%        (13.0)%         (23.2)%           31.6%        12.2%         20.6%
                               ==========================================================================================

(1) Interest rate sensitivity gaps are defined as the fixed rate positions (assets less liabilities) for a given time period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular period. The gap positions reflect a repricing date at which date funds are assumed to "mature" and reprice to a current market rate for the asset or liability. The table does not include loans on nonaccrual status or net unrealized losses recorded on available-for-sale securities as of June 30, 1999.

(2) Variable rate balances are reported based on their repricing formulas. Fixed rate balances are reported based on their scheduled contractual maturity dates, except for certain investment securities and loans secured by 1-4 family residential properties that are based on anticipated cash flows.

(3)  Prime-priced loans and investments are considered as 1 to 3 month assets.

(4) Other interest-bearing deposits include Money Market accounts (three months or less) and Savings and NOW accounts (four months to one year) reflecting the lagging period that historically exists in Savings and NOW account interest rate movements. The remainder of other interest-bearing deposits are "Merit" accounts (savings accounts whose yield is repriced directly with the Federal Reserve Discount Rate). This discount rate changes less frequently than other market rates. As a result, management places these balances at one-half in the three month to six month category and the balance beyond one year repricing category (the Federal Reserve Discount Rate has not changed since November 1998.) The interest rate sensitivity assumptions presented for these deposits are based on historical and current experiences regarding balance retention and interest rate repricing behavior.

(5) Time/Other: Time deposits and other interest-bearing liabilities are classified by contractual maturity or repricing frequency.

(6) Non-interest bearing deposit liabilities were approximately $238 million at June 30, 1999.

Capital Resources and Liquidity
-------------------------------

The following summarizes the minimum capital requirements and capital position at June 30, 1999:

                                                                                 To be Well Capitalized Under
                                                                                 "Prompt Corrective Action"
                                             Capital Position at                 Provision of FDICIA
                                             June 30, 1999                       ------------------------
                                             --------------------

                                             Bank Only       Consolidated
                                             ---------       ------------
Total Capital
 to Risk-Weighted Assets                       13.25%            14.37%                        10%

Tier 1 Capital
 to Risk-Weighted Assets                       11.99             13.12                          6

Tier 1 Capital to Average
 Assets (Leverage Ratio)                        8.54              9.05                        5(1)

(1) Regulatory authorities require all but the most highly rated banks and bank holding companies to have a leverage ratio of at least between 4.0% - 5.0%.

At June 30, 1999, the Bank met the requirements for a "well capitalized" institution based on its capital ratios as of such date.

The Company believes that its cash and cash equivalents of $72.3 million in addition to its securities available for sale of $478.5 million at June 30, 1999 are sufficient to meet both the funding needs of its borrowers and the liquidity requirements of its depositors.

The Company's total capital to assets level is 9.2% at June 30, 1999. As such, management believes that the Company has ample capital available for future expansion and diversification and regularly evaluates appropriate business opportunities to efficiently deploy its capital resources. The Company also has available lines of credit with the Federal Home Loan Bank, Federal Reserve and other commercial banks.

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

     At June 30, 1999, the Company has substantially completed the testing of its mission-critical software, including 1998 testing of the wire transfer and automated clearinghouse systems. Based on its review of the test results, the Company believes that its mission critical systems are now year 2000 compliant.

         Replacement of non-compliant non-mission critical hardware and software was largely completed as part of the planned 1998 and 1999 upgrade of branch automation software. As of June 30, 1999, the Company is in the process of completing the installation of certain non-mission critical hardware and software, including optical data storage software, a telephone interface for the Company's call center and certain file servers.

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

         To the extent that this process disclosed borrowers or classes of borrowers with significant Year 2000 risk, the Company allocated reserves for possible Y2K related credit losses.

         This allocation was based on the Company's assessment that credit risk combined with Year 2000 risk increases its exposure to loss. The amount of the allocation for each individual loan varied depending on the degree of credit weakness, whether the Year 2000 risk was deemed to be moderate or high, and whether the Company demonstrated satisfactory or unsatisfactory Year 2000 compliance programs. At June 30, 1999, the Company allocated a Year 2000 reserve in the amount of $2.5 million. This amount did not have a material effect on the level of its allowance for loan losses.

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

         At June 30, 1999, the Company is not aware of the likely failure of any of these suppliers, but will continue to monitor and evaluate their Year 2000 readiness.

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

         At June 30, 1999, the Company has expensed approximately $216,000 of the originally estimated $300,000 in anticipated Year 2000 costs. Although this original estimate appears to remain appropriate, no assurance can be given that challenges will not be arise in the future that will require additional expense to resolve, particularly in connection with testing and remediating the Company's contingency plans.

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

3)       The risks of the Company's Year 2000 issues

         At June 30, 1999, the Company views an extended disruption in service to its customers as the most likely worst case scenario. If the Company's mission critical systems are not compliant, it may not be able to correctly process transactions in a reasonable period of time. This scenario could result in a wide variety of claims for improper handling of its assets as well as liabilities and other borrowings from its customers.

         At June 30, 1999, management deems the probability of this scenario to be low, but the impact of any such disruption on the Company could be anticipated to be material, and to raise serious concerns about the ability of the Company to continue as a going concern.

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

4)       The Company's contingency plans

         The Company had completed the preparation of its initial mission critical Year 2000 contingency plans by March 31, 1999. The Company completed the testing and validation of essential elements of this plan by June 30, 1999.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Quantitative and qualitative disclosure about market risk is presented at December 31, 1998 in Item 7A in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 1999. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At June 30, 1999, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

GAP Analysis. The one-year and five-year cumulative interest sensitivity gap as a percentage of total assets have increased from (19.5%) and 31.4% at December 31, 1998, respectively, to (23.2%) and 31.6% at June 30, 1999, respectively, utilizing similar assumptions as at December 1998.

Interest Rate Risk Compliance. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 1998. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value change at June 30, 1999 compared to December 31, 1998, and the projected changes continue to fall within all board approved limits for potential interest rate volatility.

See also Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations "Asset/Liability Management".

Part II

Item 4.  Submission of matters to a vote of security holders.
-------------------------------------------------------------

The Company held its Annual Meeting of Shareholders on May 13, 1999. The following matters were approved by the Company's shareholders at the meeting:

(1)      Election of six directors for three year term expiring in 2002.

         The total shares outstanding on the record date of April 5, 1999 were 15,426,482.

         Individual votes cast were as follows:

                                        Votes FOR               Votes WITHHELD
                                        ---------               --------------

         Edward vK. Cunningham Jr.      12,053,050              143,464
         Warren Marcus                  12,061,020              135,494
         John Charles VanWormer         11,996,341              200,173
         John J. Page                   12,032,595              163,919
         David A. Swinden               12,086,280              110,233
         Archibald A. Smith III         12,085,015              111,499


(2)      Amended Company's 1995 Stock Option Plan:

         For:                           11,423,048
         Against:                          601,362
         Abstain:                          172,103


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.       Exhibits

         10.1 Premier National Bancorp, Inc. Directors' Retirement Plan (effective July 1, 1999.)

         10.2 Supplemental Retirement Agreement of T. Jefferson Cunningham III dated July 22, 1999.

         10.3     Employment Agreement of Ronald M. Bentley

         27       Financial Data Schedule (with EDGAR filings included)

Item 6(b).        Reports on Form 8-K
----------        -------------------

         None.

                                 EXHIBIT INDEX

Exhibit
Number       Description
------       -----------


10.1 Premier National Bancorp, Inc. Directors' Retirement Plan (effective July 1, 1999)

10.2         Agreement of T. Jefferson Cunningham III dated July 22, 1999.


10.3         Employment Agreement of Ronald M. Bentley


27           Financial Data Schedule (with EDGAR filings included)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                            Premier National Bancorp, Inc.
                                                     (Registrant)


Date:    August 13, 1999                    /s/ Paul A. Maisch
                                            ------------------
                                            Paul A. Maisch
                                            Duly Authorized Officer and
                                            Principal Financial Officer