Form 10-Q
period 1999-09-30
PREMIER NATIONAL BANCORP INC
filed 1999-11-12
CIK 776848

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1999
                                    ------------------

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

14,989,911 shares of Common Stock outstanding, par value $.80 per share, at October 31, 1999.

PREMIER NATIONAL BANCORP, INC. & SUBSIDIARIES


INDEX

                                                                 Page Reference
                                                                 --------------
PART I

Item 1 -     Financial Statements

             Condensed Consolidated Balance Sheets                        1

             Condensed Consolidated Statements
             of Income and Expense                                        2

             Condensed Consolidated Statements
             of Cash Flows                                                3

             Condensed Consolidated Statements
             of Changes in Stockholders' Equity                           4

             Condensed Consolidated Statements of
             Comprehensive Income                                         5

             Notes to Unaudited Condensed Consolidated
             Financial Statements                                         6

Item 2 -     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations      11

Item 3 -     Quantitative and Qualitative Disclosures About
             Market Risk                                                 29

PART II -    Other Information

Item 6 -     Exhibits and Reports on Form 8-K                            30

                      Exhibit Index                                      31

                      Signatures                                         32


PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)                                                                   September 30,       December 31,
                                                                                   1999               1998
ASSETS
Cash and due from banks                                                           $    41,545    $    53,230
Federal funds sold                                                                     34,082        121,100
                                                                                  -----------    -----------
Total cash and cash equivalents                                                        75,627        174,330

Securities
 Available for sale, at fair value                                                    485,708        359,612
 Held to maturity, at cost, (fair value of $15,735 in 1999                             15,506         17,536
 and $18,117 in 1998)
 Regulatory securities (at cost which approximates fair value)                          9,727          9,703


 Gross loans                                                                          961,958        973,847
Allowance for loan losses                                                             (21,911)       (21,270)
                                                                                  -----------    -----------
 Net loans                                                                            940,047        952,577

Premises and equipment, net                                                            27,197         28,714
Accrued income                                                                         12,861          8,940
Deferred Taxes                                                                         15,705         10,463
Other real estate owned                                                                 1,605            628
Intangible assets, net                                                                  5,180          6,734
Other assets                                                                            2,233          4,932

                                                                                  --------------------------
TOTAL ASSETS                                                                      $ 1,591,396    $ 1,574,169
                                                                                  ==========================
LIABILITIES AND STOCKHOLDERS' EQUITY

 Non-interest bearing                                                             $   254,275    $   241,289
 Interest bearing                                                                   1,106,067      1,165,770

                                                                                  --------------------------
Total deposits                                                                      1,360,342      1,407,059

 Notes payable & securities sold under agreements                                      75,000          1,725
         to repurchase
 Other liabilities                                                                     11,919          9,231

                                                                                  --------------------------
  TOTAL LIABILITIES                                                                 1,447,262      1,418,015

 STOCKHOLDERS' EQUITY (see notes)
 Preferred stock
 ($.01 par value; 5,000,000 shares authorized; none issued)                                --             --
 Common stock ($.80 par value; 50,000,000 shares authorized)                           12,620         12,558
 15,049,154 shares issued net of 777,040 treasury shares in 1999 and
15,697,290 shares issued net of 2,166 treasury shares in 1998
 Additional paid-in capital                                                            85,516         84,492
 Retained earnings                                                                     63,788         57,621
 Accumulated other comprehensive income/(loss)                                         (4,366)         1,521
 Treasury stock                                                                       (13,424)           (38)

                                                                                  --------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                          144,134        156,154

                                                                                  --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 1,591,396    $ 1,574,169
                                                                                  ==========================

See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(dollars in thousands except per share data)
(Unaudited)

                                                  Three              Three               Nine               Nine
                                               Months Ended       Months Ended       Months Ended       Months Ended
                                                 09/30/99           09/30/98           09/30/99           09/30/98
                                            ----------------------------------------------------------------------------
Interest income:
  Loans, including fees                                $20,219            $22,113            $60,893            $68,279
  Federal finds sold                                       262              1,213              1,402              3,009
  Taxable securities                                     5,782              5,899             15,438             17,420
  Tax-exempt securities                                  1,323              1,152              3,373              2,961
                                            ----------------------------------------------------------------------------
Total interest income                                   27,586             30,377             81,106             91,669

Interest expense                                        11,050             13,373             32,009             41,242
                                            ----------------------------------------------------------------------------
Net interest income                                     16,536             17,004             49,097             50,427

Provision for loan losses                                  300              1,199              1,800              4,729
                                            ----------------------------------------------------------------------------
Net interest income
 after provision for loan losses                        16,236             15,805             47,297             45,698
                                            ----------------------------------------------------------------------------
Noninterest income:
  Service charges and fees                               2,035              1,964              6,067              5,539
  Trust earnings                                           292                219                828                678
  Gains on sales of securities, net                        (16)                 0                155                 51
  Gains on sales of loans, net                               7                120                 85                418
  Other income                                             160                 62                632                260
                                            ----------------------------------------------------------------------------
Total noninterest income                                 2,478              2,365              7,767              6,946

                                            ----------------------------------------------------------------------------
GROSS OPERATING INCOME                                  18,714             18,170             55,064             52,644
                                            ----------------------------------------------------------------------------
Noninterest expense:
 Salaries and employee benefits                          5,311              5,774             16,553             17,464
 Net occupancy and equipment expense                     1,872              1,780              5,451              5,325
 Other real estate owned                                     0                 64                  5               (260)
 Merger expenses                                             0              5,311                  0              7,511
 Other expenses                                          3,404              2,878              9,987              9,289
                                            ----------------------------------------------------------------------------
Total noninterest expense                               10,587             15,807             31,996             39,329
                                            ----------------------------------------------------------------------------

Income before income taxes                               8,127              2,363             23,068             13,315

 Income taxes                                            2,800              1,136              8,017              5,243

                                            ----------------------------------------------------------------------------
Net income                                              $5,327             $1,227            $15,052             $8,072
                                            ============================================================================


Weighted average common shares outstanding (1)

Basic                                               15,148,000         15,634,000         15,397,000         15,591,000
Diluted                                             15,353,000         16,100,000         15,589,000         16,119,000

Per common share data:
Basic earnings                                           $0.35              $0.08              $0.98              $0.52
Diluted earnings                                         $0.35              $0.08              $0.97              $0.50

Cash dividends declared                                  $0.15              $0.12              $0.28              $0.39
Book value at period end                                                                       $9.58              $9.86

(1) Adjusted for 10% Stock Dividend declared December 1998.

    See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

                                                                                               Nine
                                                                                           Months Ended
OPERATING ACTIVITIES                                                                 09/30/99        09/30/98
                                                                                     --------        --------
Net income                                                                              $15,052          $8,072
Adjustment to reconcile net income to net
  cash provided by operating activities:
Provision for loan losses                                                                 1,800           4,729
Depreciation and amortization                                                             2,290           2,336
Amortization of security premiums and
  accretion of discounts                                                                  1,017             286
Amortization of goodwill/core deposit intangible/acquistion costs                         1,358           1,144
Realized gains on sales of securities and loans                                            (240)           (469)
Gains on sales of other real estate                                                         (24)              0
Gains on sale of premises and equipment                                                    (216)              0
Deferred income tax benefits                                                             (1,737)         (1,012)
Increase in accrued income                                                               (3,921)         (1,188)
Other, net                                                                                4,460          (1,681)
                                                                                --------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                19,839          12,217
                                                                                --------------------------------

INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale                                    51,236           6,055
 Proceeds from maturities of securities available for sale                               70,209         180,322
 Proceeds from maturities of securities held to maturity                                  6,244          11,364
 Purchases of securities available for sale                                            (254,125)       (173,403)
 Purchases of securities held to maturity                                                (8,599)         (6,379)
 Sale of loans                                                                            3,760          21,394
 Net decrease in loans                                                                    7,055          40,842
 Purchase of premises and equipment                                                      (1,154)         (5,869)
  Purchase of investment subsidiary                                                                        (250)
Proceeds from sales of premises and equipment                                               597
 Proceeds from sale of OREO                                                                 645             946
                                                                                --------------------------------
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES                                    (124,132)         75,022
                                                                                --------------------------------

FINANCING ACTIVITIES
 Net decreases in deposit accounts                                                      (46,717)         (1,630)
 Proceeds from reissuance of common stock                                                 4,303           2,223
 Repurchase of common stock                                                             (18,950)           (159)
 Borrowings                                                                              75,000               0
 Repayment of borrowings                                                                 (1,725)              0
 Cash dividends-common                                                                   (6,321)         (5,239)
                                                                                --------------------------------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                                       5,590          (4,805)
                                                                                --------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (98,703)         82,434

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          174,330          93,261
                                                                                --------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $75,627        $175,695
                                                                                ================================

CASH PAID FOR:
 Interest                                                                               $31,681         $41,570
 Taxes                                                                                    7,476           6,201

NON-CASH ITEMS
 Transfer from loans to OREO                                                              1,808           1,496
 Net change in unrealized gains (losses) recorded
  on securities available for sale                                                      (10,083)          2,502
 Change in deferred taxes on unrealized (gains)
  losses recorded on securities available for sale                                        4,196          (1,054)
Purchase of land by issuance of shares                                                        -             300
Transfer of securities from held to maturity to available for sale                            -          95,993

See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(dollars in thousands, except per share data)
(unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Accumulated
                                                                            Additional              Other
                                                                  Common     Paid-in    Retained Comprehensive  Treasury
                                                                  Stock      Capital    Earnings Income (loss)    Stock     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1999                                         $12,558     $84,492    $57,621   $ 1,521      ($    38)   $156,154

Net Income                                                                              15,052                              15,052
Cash dividends declared on common stock ($0.43 per share)                               (6,538)                             (6,538)
Dividend reinvestment and stock purchase plan - 52,930 shares        14         285                                635         934
Options exercised - 290,631 shares                                   48         750                              2,582       3,380
Cash in lieu issued for fractional shares                                       (11)                                           (11)
Effect of Treasury stock issued at less than cost                                       (2,347)                  2,347           0
Purchase of treasury stock - 1,021,493 shares                                                                  (18,950)    (18,950)
Net change in unrealized gain (loss) on securities, after tax                                     (5,887)                   (5,887)

                                                               --------------------------------------------------------------------
Balance September 30, 1999                                      $12,620     $85,516    $63,788  ($ 4,366)     ($13,424)   $144,134
                                                               ====================================================================


Balance January 1, 1998                                         $11,308     $59,628    $78,612   $ 1,647      ($ 2,358)   $148,837
Net Income                                                                               8,072                               8,072
Cash dividends declared on common stock ($0.35 per share)                               (6,168)                             (6,168)
Dividend reinvestment and stock purchase plan - 42,909 shares        20         552                                290         862
Options exercised - 99,589 shares                                    54         488                                519       1,061
Purchase of land by issuances of treasury
  shares - 15,998  shares                                                                                          300         300
Effect of Treasury stock issued at less than cost                                       (1,397)                  1,397           0
Purchase of treasury stock - 7,030 shares                                                                         (159)       (159)
Net change in unrealized gain (loss) on securities,
  after tax                                                                                        1,448                     1,448
                                                               --------------------------------------------------------------------
Balance September 30, 1998                                      $11,382     $60,668    $79,119   $ 3,095      ($    11)   $154,253
                                                               ====================================================================


See notes to condensed consolidated financial statements

PREMIER NATIONAL BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

---------------------------------------------------------------------------------------------------------------------------------
                                                                   Nine Months Ended                   Three Months Ended
                                                                      1999              1998              1999              1998
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                               $15,052       $8,072            $5,327           $1,227
Other Comprehensive income, net of tax:
  Net unrealized gains (loss) on securities:
    Net unrealized holding gains (losses)
      arising during year                                                 (6,494)       1,466            (1,189)           1,298

    Less effect of transfer of securities from Held to Maturity
    from Available for Sale                                                              (576)

    Less reclassification adjustment for (gains)
      losses included in net income:                                         607          (18)              220                0
                                                                 ----------------   ----------  ----------------     ------------
Other comprehensive income (loss)                                         (5,887)         872              (969)           1,298
                                                                 ----------------   ----------  ----------------     ------------
COMPREHENSIVE INCOME                                                      $9,165       $8,944            $4,358           $2,525
                                                                 ================   ==========  ================     ============

See notes to condensed consolidated financial statements

FORM 10-Q

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation
---------------------

The unaudited condensed consolidated financial statements and related notes of Premier National Bancorp, Inc. (the "Company") have been prepared in accordance with Regulation S-X under the Securities Exchange Act of 1934, as amended, and consequently do not contain all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements include the Company's wholly owned subsidiary, Premier National Bank, and its subsidiaries (the "Bank"). These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and note disclosures in the Annual Report on Form 10-K for the year ended December 31, 1998.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1999 and December 31, 1998 and its consolidated results of operations and comprehensive income for the three and nine month periods ended September 30, 1999 and 1998 and the consolidated cash flows and changes in consolidated stockholders' equity for the nine months ended September 30, 1999 and 1998.

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

The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Loans

Major classifications of loans (excluding loans held for sale, of which there are none at September 30, 1999 and December 31, 1998) are summarized below (in thousands):

                                                          At September 30, 1999               At December 31, 1998
                                                          ---------------------               --------------------
Commercial and industrial                                              $113,558                           $113,680
Consumer installment                                                    135,009                            134,152
Real estate - construction                                               53,147                             50,888
Real estate - mortgage (Commercial)
                                                                        255,365                            242,062
Real estate - mortgage
(Residential & Home Equity)                                             399,315                            427,440
Other loans                                                               5,564                              5,625
                                                                       --------                           --------
Total                                                                  $961,958                           $973,847
                                                                       ========                           ========

Deposits
--------
Major classifications of deposits are summarized below- (in thousands):

                                                           At September 30, 1999              At December 31, 1998
                                                           ---------------------              --------------------
Demand deposits                                                         $254,275                          $241,289
NOW accounts                                                              59,574                            61,816
Money market deposit accounts
                                                                         309,967                           326,102
Savings accounts                                                         248,395                           304,578
Time deposits under $100,000                                             327,369                           347,662
Time deposits over $100,000                                              160,762                           125,612
                                                                         -------                           -------
Total                                                                 $1,360,342                        $1,407,059
                                                                      ==========                        ==========

Securities
----------

Securities consist of the following (in thousands):

                                          At September 30, 1999                   At December 31, 1998
                                  --------------------------------------  --------------------------------------
                                  Carrying     Amortized       Fair        Carrying     Amortized       Fair
                                    Amount        Cost         Value        Amount         Cost        Value
                                  ----------- ------------- ------------  ------------ ------------- -----------
US Treasury:
         Available for Sale          $39,554       $39,667      $39,554       $64,933       $64,027     $64,933

US Gov't Agencies:
         Available for Sale           84,559        85,271       84,559        28,461        28,270      28,461

Obligations of States and
Political Subdivisions:
         Available for Sale          154,275       156,908      154,275        97,082        94,905      97,082
         Held to Maturity             15,431        15,431       15,659        17,461        17,461      18,038
Other Securities:
         Available for Sale          207,320       211,330      207,320       169,136       169,795     169,136
         Held to Maturity                 75            75           76            75            75          79
         Regulatory Securities         9,727         9,727        9,727         9,703         9,703       9,703
                                  ----------- ------------- ------------  ------------ ------------- -----------
Total Securities                    $510,941      $518,409     $511,170      $386,851      $384,236    $387,432
                                  =========== ============= ============  ============ ============= ===========

Total Available for Sale            $485,708      $493,176     $485,708      $359,612      $356,997    $359,612
Total Held to Maturity                15,506        15,506       15,735        17,536        17,536      18,117
Regulatory Securities                  9,727         9,727        9,727         9,703         9,703       9,703
                                  ----------- ------------- ------------  ------------ ------------- -----------
Total Securities                    $510,941      $518,409     $511,170      $386,851      $384,236    $387,432
                                  =========== ============= ============  ============ ============= ===========

At September 30, 1999 and December 31, 1998, the net unrealized gain (loss) on securities available for sale (net of tax benefit/(charge) of $3,102,000 and ($1,094,000), respectively) that was included in accumulated other comprehensive income (loss), a separate component of stockholders' equity, was $(4,366,000) and $1,521,000, respectively. Gross (pre-tax effected), unrealized gains and (losses) on available for sale securities at September 30, 1999 and December 31, 1998, were $(7,468,000) and $2,615,000, respectively.

Earnings per common share 1998 data has been adjusted for the 10% stock dividend
-------------------------
which the Company declared in December 1998.

Basic earnings per common share is computed as follows (in thousands, except per share data):

                                                              Three months ended             Nine months ended
                                                                 September 30,                 September 30,
                                                                 -------------                 -------------
                                                              1999          1998           1999            1998
                                                              ----          ----           ----            ----
 Weighted average common shares
   outstanding                                                15,148      15,634            15,397          15,591
                                                              ======      ======            ======          ======
 Total basic shares                                           15,148      15,634            15,397          15,591
                                                              ======      ======            ======          ======
 Net income                                                   $5,327      $1,227           $15,052          $8,072
                                                              ======      ======           =======          ======
 Basic earnings per common share                               $0.35       $0.08             $0.98           $0.52
                                                               =====       =====             =====           =====

Diluted earnings per common share is computed as follows (in thousands, except per share data):

                                                              Three months ended             Nine months ended
                                                                 September 30,                 September 30,
                                                                 -------------                 -------------
                                                                1999        1998            1999             1998
                                                                ----        ----            ----             ----
 Weighted average common shares
   outstanding                                               15,148       15,634            15,397          15,591
 Effect of dilutive stock options                               205          466               195             528
                                                                ---          ---               ---             ---
 Total diluted shares                                        15,353       16,100            15,592          16,119
                                                             ======       ======            ======          ======
 Net income                                                  $5,327       $1,227           $15,052          $8,072
                                                             ======       ======           =======          ======
 Diluted earnings per common share                            $0.35        $0.08             $0.97           $0.50
 ---------------------------------                            =====        =====             =====           =====

Stockholders' Equity
--------------------
Issued and outstanding shares (net of treasury shares) at September 30, 1999 and December 31, 1998, were 15,049,154 and 15,697,290, respectively. The Company purchased approximately 1,021,500 treasury shares during the nine months of 1999 and reissued 326,500 shares through its dividend reinvestment plan and stock option exercises. The Company paid a 10% stock dividend in January 1999 which increased common shares outstanding by 1,426,800. (All 1998 share data has been accordingly restated in the condensed consolidated statements of income and expense and Stockholders' Equity.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

Total assets of the Company increased to $1,591.4 million at September 30, 1999, from $1,574.2 million at December 31, 1998. Increases in securities of $124.1 million to $510.9 million at September 30, 1999 were largely offset by declines in cash and cash equivalents of $98.7 million to $75.6 million and net loans of $12.5 million to $940.0 million.

In the first nine months of 1999 the Bank originated $205.9 million of new loans. Amortization, prepayments and sales into the secondary market were $217.7 million resulting in a net decrease from year end 1998 in gross loans outstanding of $11.9 million at September 30, 1999. The net increase in commercial mortgages of $13.3 million or 5.5%, consumer installment loans of $.9 million or .6%, and real estate construction of $2.3 million or 4.4% was offset by declines in residential mortgage loans (including home equity) of $28.1 million or 6.6%. Continuing the trend established in 1998, consumers have been refinancing and consolidating first lien adjustable mortgages and home equity loans resulting in significant prepayments of the Company's loan balances in these categories. As of September 30, 1999, the Company held approximately $23.8 million in adjustable rate first lien mortgage loans that are scheduled to reprice during the remainder of 1999. Although interest rates on fixed rate mortgage loans have risen recently, customers may still choose to refinance to a long-term fixed rate mortgage in lieu of maintaining an adjustable rate mortgage. The Company continues its practice of not retaining significant balances in long-term fixed rate mortgages in its portfolio. Therefore, residential mortgage balances may continue to decline as refinancing and sales into the secondary market exceed new originations. While the Company continues to emphasize its competitive advantages in business banking, it also seeks to increase its mortgage and Home Equity loan originations and to mitigating the runoff of residential mortgages through active solicitation of residential mortgage borrowers identified as more likely to refinance their balances. The interest earned on refinanced loans may be lower than that currently earned on the existing loans.

Period end total deposits decreased $46.7 million in the first nine months of 1999 to $1,360.3 million. Of this amount, total Public (Municipal) Funds increased $57.5 million or 86.6% to $123.8 million and total non-public funds decreased by $104.2 million or 7.8% to $1,236.6 million. The declines in non-public deposit balances principally reflect the result of the Company's account pricing policies and management of interest expense paid on deposits. As a result, some customers seeking the highest rates paid by competitor institutions or unwilling to pay appropriate fees on lower balances have been consequently withdrawing their account balances.

The following tables summarize the net changes in public (municipal) fund and non-public fund deposits from December 31, 1998 to September 30, 1999 (in thousands):

PUBLIC FUNDS
                                                                      Percent
                                                                    Change over
                              Balance       Balance      Net           Y/E`98
                             12/31/98       9/30/99     Change
                          ------------  ------------  -----------  ------------
Demand accounts                $2,482        $8,284       $5,802       233.8%
NOW accounts                   12,211        20,344        8,133        66.6
Money market accounts          10,901        19,276        8,375        76.8
Savings accounts                2,418         2,592          174        7.2
Time deposits                  38,309        73,287       34,978        91.3
                          ------------  ------------  -----------  ------------
Total public deposits         $66,321      $123,783      $57,462       86.6%
                          ============  ============  ===========  ============

Public funds balances increased in the first nine months of 1999 due to both matching competitive pricing on large time deposits as funding for a portion of the securities portfolio and seasonal increases due to school tax assessments levied in September. Historically, this increase reverses by year end as municipalities employ their funds.

NON PUBLIC FUNDS
                                                                       Percent
                                                                   Change over
                              Balance       Balance        Net          Y/E`98
                             12/31/98       9/30/99      Change
                           ----------- ------------- ------------- ------------
Demand accounts              $238,807      $245,991        $7,184         3.0%
NOW accounts                   49,605        39,230      (10,375)       (20.9)
Money market accounts         315,201       290,691      (24,510)        (7.8)
Savings accounts              302,160       245,803      (56,357)       (18.7)
Time deposits                 434,965       414,844      (20,121)        (4.6)
                           ----------- ------------- ------------- ------------
Total non public deposits  $1,340,738    $1,236,559    ($104,179)       (7.8)%
                           =========== ============= ============= ============

Non-public deposits declined $104.2 compared to December 31, 1998. The increase in demand accounts reflects the historical seasonality experienced by the Bank. Money market, savings and time deposit declines are believed to be the result of the Company's pricing policies, as the Company has actively reduced the rates paid on these deposits in order to protect its net interest margin during a period of declining rates on earning assets.

Notes payable increased to $75.0 million at September 30, 1998 vs. $1.7 million at year end 1998, as the Company has employed a modest leverage strategy utilizing borrowings (in addition to municipal time deposits) to fund an increase in its securities portfolio. Although such spreads on the incremental assets acquired are lower than on loan assets, the Company believes this strategy will improve its net interest income. See also "Asset/Liability Management".

Consolidated stockholders' equity at September 30, 1999 was $144.1 million, down $12.0 million over year end 1998, primarily due to the purchase of approximately 1,021,500 shares of Treasury stock during the first nine months of 1999 ($19.0 million) and by the decline of $5.9 million in accumulated other comprehensive income/(loss) (principally due to changes in the net unrealized gains and losses, after tax, in the market value of available for sale securities). These decreases were partially offset by the Company's net retentions of earnings for the first nine months of the year of $8.5 million and by $3.0 million of stock issuance proceeds from the Company's stock option and dividend reinvestment plans. The ratio of shareholders' equity to total assets remained strong at September 30, 1999 standing at 9.1%, compared to 9.9% at December 31, 1998.

Results of Operations
---------------------

Interest income as reported, for the nine months ended September 30, 1999, compared to the same period in 1998, decreased $10.6 million while interest expense decreased by $9.2 million. This resulted in a decrease in net interest income of $1.3 million. The provision for loan losses decreased by $2.9 million. Total non-interest income increased $821,000 or 11.8%. Total noninterest expenses decreased by $7.3 million or 18.7% from the first nine months of 1998, due mainly to the non-recurrence of merger-related expenses of $7.5 million incurred in the first nine months of 1998. Excluding merger related expenses, total non-interest expense increased only $.2 million over September 30, 1998 levels. Net income after tax increased by $7.0 million or 86.5% to $15.1 million. Diluted earnings per common share increased to $.97 for the nine months of 1999 compared to $.50 for 1998. Excluding merger-related expenses incurred in 1998 of $7.5 million (or $5.3 million after-tax) comparative net income for the 1998 first nine months of 1998 on a pro forma basis would have been $13.4 million and diluted earnings per common share would have been $.83.

The net income and earnings per common share data discussed above is presented in the following table:

                                                       Nine months ended
                                                       -----------------

                                        Actual               Actual            Pro forma
                                        ------               ------            ---------
                                       9/30/99              9/30/98            9/30/98(1)
                                       -------              -------            ----------
Net income (in thousands)              $15,052               $8,072               $13,388

Per common share:*

Basic earnings                            0.98                 0.52                  0.86

Diluted earnings                          0.97                 0.50                  0.83

(1)Excludes merger-related expenses after tax of $5.3 million for the nine months ended September 30, 1998. (Includes $.7 million after tax of conforming accounting adjustments recorded in connection with the Merger.)

* Adjusted for the 10% stock dividend declared December 1998.

                                                       Three months ended
                                                       ------------------
                                                                                 Pro forma
                                                                                 ---------
                                    Actual 9/30/99       Actual 9/30/98         9/30/98(1)
                                    --------------       --------------         ----------
Net income (in thousands)                   $5,327               $1,227                $4,922

Per common share:*

Basic earnings                                0.35                 0.08                  0.31

Diluted earnings                              0.35                 0.08                  0.31

(1)Excludes merger-related expenses after tax of $5.3 million for the nine months ended September 30, 1998.

 * Adjusted for the 10% stock dividend declared December 1998.



The Company's return on average assets and return on average equity for the three and nine months ended September 30, 1999 and 1998, and pro forma (excluding merger-related expenses of $3.7 and $5.3 million after tax for the three and nine month periods ended September 30, 1998), are detailed in the table below:

                                      Three months ended                         Nine months ended
                                      ------------------                         -----------------
                                Actual      Actual      Pro forma        Actual          Actual        Pro forma
                                ------      ------      ---------        ------          ------        ---------
                               9/30/99     9/30/98      9/30/98(1)      9/30/99         9/30/98       9/30/98(1)
                               -------     -------      ----------      -------         -------       ----------
Actual:
------
Return on average
assets                            1.36%        .30%           1.20%         1.30%             .66%          1.09%

Return on average
stockholders' equity              14.67        3.20           12.83         13.41             7.07          11.72

(1)Excludes merger-related expenses after tax of $3.7 million and $5.3 million respectively for the three months and nine months ended September 30, 1998. (Includes $.7 million of conforming accounting adjustments in connection with the Merger.)


Interest income
---------------

On a tax equivalent basis, gross interest income decreased by $10.4 million or 11.1% for the nine months ended September 30, 1999 compared to the same period in 1998, due principally to the decrease in average earning assets of $81.1 million. Average loans decreased by $52.3 million, average securities increased $12.0 million and average federal funds sold decreased by $40.8 million.

Total interest expense decreased by $9.2 million or 22.4% for the nine month period ended September 30, 1999 as compared to the nine months ended September 30, 1998 due both to lower interest rates paid on deposits and declines in average balances of $45.9 million and $69.8 million in time and savings deposits, respectively.

Consistent with general market interest rates in the comparative periods, average yields on interest earning assets continued the declining trend (49basis points) witnessed in recent quarters to 7.58% for the nine months ended September 30, 1999 vs. 8.07% as of the same period in 1998 reflecting both declines in loan yields as well as lower yields on taxable securities and fed funds sold. These declines were modestly offset by an increase in yield on tax-exempt securities. However, average interest bearing liability rates paid decreased (67 basis points) to 3.74% for the nine months ended September 30, 1999 vs. 4.41% for the nine months ended September 1998 due primarily to the Company's continued downward management of deposit interest rates paid. Accordingly, net interest margins on a tax equivalent basis increased to 4.65% for the nine months ended September 30, 1999 compared to 4.50% in 1998. However, this improvement in net interest margin was not sufficient to offset the full impact of the decline in interest earning assets (principally loans). Thus, while variances due to changes in rates (primarily lower deposit costs) produced an $1.3 million increase in net interest income in the nine months of 1999 compared to the same period in 1998, the decrease in average earning assets and liabilities principally contributed to a $2.6 million volume related decrease in net interest income over the same period. The net effect was that net interest income before provisions for loan losses was $49.1 million for the nine months ended September 30, 1999 compared to $50.4 million for the comparable period in 1998, a decrease of $1.3 million or (2.6%).

The table below sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                  Nine Months Ended September 30,

                                                          1999                                      1998
                                                          ----                                      ----
                                           Average                     Yield/          Average                Yield/
                                           Balance      Interest         Cost          Balance    Interest      Cost
---------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans (1)                                 $959,501       $60,893        8.46%       $1,011,768     $68,278     9.00%
Taxable Securities                         363,280        15,438        5.67%          366,488      17,420     6.34%
Tax-exempt Securities (2)                   98,201         5,189        7.05%           83,079       4,486     7.20%
Fed Funds Sold                              38,034         1,402        4.91%           78,806       3,009     5.09%
                                            ------         -----
Total Interest Earning
Assets                                   1,459,016        82,922        7.58%        1,540,141     $93,194     8.07%
NonInterest Earning Assets:
Cash & Due from Banks                       45,714                                      50,110
Premises & Equipment                        27,759                                      27,085
Other Assets                                29,236                                      44,852
Allowance for Loan Losses                  (21,572)                                    (19,948)
                                         ---------        ------                      --------      -------
Total Assets                            $1,540,153       $82,922        7.18%       $1,642,240     $93,194     7.57%
                                        ==========       -------                    ==========     -------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-Bearing Liabilities:
Savings Deposits                          $271,750        $5,248        2.58%         $341,507      $9,162     3.58%
NOW Accounts                                56,777           427        1.00%           72,358         638     1.18%
Money Market Accounts                      313,408         8,298        3.53%          311,018      10,360     4.44%
CD's over $100,000                         142,912         6,077        5.67%          128,007       5,194     5.41%
Other Time Deposits                        331,133        10,913        4.39%          391,956      15,817     5.38%
Borrowed Funds                              26,011         1,046        5.36%            1,725          71     5.49%
                                         ---------        ------                      --------      -------

Total Interest-Bearing                   1,141,991        32,009        3.74%        1,246,571      41,242     4.41%
Noninterest-Bearing
Demand Deposits                            236,867                                     223,727
Other                                       11,615                                      19,676
                                         ---------                                    --------
Total Noninterest-Bearing
Liabilities                                248,482                      3.07%          243,403                 3.69%
                                                                        -----                                  -----
Stockholders' Equity                       149,680                                     152,266
                                         ---------                                    --------
Total Liabilities and
Stockholders' Equity                    $1,540,153        32,009                    $1,642,240      41,242
                                        ==========        ------                    ==========     -------
Net interest Margin                                       50,913        4.65%                       51,952     4.50%

Less Tax Equivalent
Adjustments                                               (1,816)                                   (1,525)
                                                         -------                                   -------
Net Interest Income                                      $49,097        4.49%                      $50,427     4.37%
                                                         =======        =====                      =======     =====
Excess of interest earning
assets over interest
bearing liabilities                      $317,024                                    $293,570
                                         ========                                    ========
Ratio of Average Interest-
Earning Assets to Average
Interest-Bearing
Liabilities                                127.76%                                     123.55%
                                           =======                                     =======
---------------------------------------------------------------------------------------------------------------------

(1) Average Balances include non-accrual loans.

(2) Tax Equivalent Yields on tax-exempt securities based on a Federal tax rate of 35% in 1999 and 34% in 1998.

The table below details the changes in interest income and interest expense for the period indicated due to both changes in average outstanding balances and changes in average interest rates:

Rate/Volume Analysis (in thousands)

                                                                  Nine Months Ended September 30,
                                                                           1999 vs. 1998
                                                  -----------------------------------------------------------------
                                                                     Increase (Decrease) due to
                                                  -----------------------------------------------------------------
                                                        Volume                     Rate                    Net(1)
                                                        ------                     ----                    ---
Interest Income:
Loans                                                   $(3,317)                  $(4,069)                 $(7,386)
Taxable investment securities                              (136)                   (1,846)                  (1,982)
Tax-exempt investment(2)                                    799                       (96)                     703
securities
Federal funds sold                                       (1,503)                     (104)                  (1,607)
                                                  --------------           ---------------           --------------
Total interest income                                    (4,157)                   (6,115)                 (10,272)
Interest expense:
  Savings deposits                                       (1,347)                   (2,567)                  (3,914)
  NOW/accounts                                             (117)                      (94)                    (211)
  Money market accounts                                      63                    (2,125)                  (2,062)
  Certificates over $100,000                                634                       249                      883
  Other Time Deposits                                    (2,004)                   (2,900)                  (4,904)
  Borrowed funds                                            977                        (2)                     975
                                                  --------------           ---------------           --------------
Total interest expense                                   (1,794)                   (7,439)                  (9,233)
                                                  --------------           ---------------           --------------
Net interest margin                                      (2,363)                    1,324                   (1,039)
  Less tax equivalent effect                               (280)                      (11)                    (291)
                                                  --------------           ---------------           --------------
Net interest income                                     $(2,643)                   $1,313                  $(1,330)
                                                  ==============           ===============           ==============

(1)The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each to the total change.

(2)Yields on tax exempt securities based on a Federal tax rate of 35% in 1999 and 34% in 1998.

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

The 1998 provision for loan losses included a $1.4 million charge to conform accounting policies in connection with the merger. Excluding this charge, the provision for loan losses decreased from $3.3 million in 1998 to $1.8 million in 1999.

Net charge-offs for the first nine months of 1999 were $1.2 million compared to $3.5 million for the same period in 1998. [In the third quarter of 1999 the Company recorded a $680,000 recovery on a previously written down commercial mortgage loan.] The ratio of net chargeoffs to average loans, on an annualized basis, decreased to .16% in the first nine months of 1999 vs. .35% for the same period of 1998.

Total non-performing assets were approximately $12.3 million at the end of September 1999, down $1.0 million over the $13.3 million at September 1998, but up $2.2 million from the year end 1998 level of $10.1 million representing .77% of total assets, vs. .64% at year end. OREO balances at $1.6 million were up $1.0 million from the $.6 million reported at year end 1998 and period end non-performing loans of $10.7 million were up $1.2 million over the December 31, 1998 level of $9.4 million. These increases in non-performing assets are primarily due to three larger commercial mortgages, two of which are in process of foreclosure while one is held in OREO and three commercial and industrial loans which are primarily secured by real estate.

Nonperforming assets represent 148 loans or OREO properties of which on1y five have balances in excess of $300,000, and none are in excess of $835,000. Of the total nonperforming loans, 48% are collateralized by residential property, 49% by commercial property, and 3% by other assets or unsecured.

Management believes that the allowance for loan losses is adequate to cover the risk of loss inherent in the portfolio. However, the Company has experienced substantial growth in its residential mortgage and related residential housing construction portfolios in recent years. As a result of this growth, a portion of the Company's loan portfolio may be considered "unseasoned". Until these portfolios become more "seasoned", it is more difficult to assess the latent risk in these portfolios, and, therefore, the allowances are based on the present performance indices of this portfolio. Furthermore, no assurance can be given that the relatively stable current economic conditions of the Company's overall market area will not be unsettled by future events. Any such developments would be expected to adversely affect the financial performance of the Company.

The table below summarizes the Company's allowance for loan losses and its loan loss experience for the periods indicated (dollars in thousands):

                                       For the nine months            For the year
                                       ended September 30,            ended December 31,
                                         1999         1998              1998        1997        1996
                                      ----------- ------------       ----------- ---------- -------------
Balance at beginning of
period                                   $21,270      $19,331           $19,331    $18,533       $16,803
Chargeoffs:
Commercial & industrial                      196          334               406      1,448           894
Consumer installment & other               1,379        1,069             1,620      1,146           821
Real estate mortgage                         831        2,695             3,344      2,164         2,575
                                      ----------- ------------       ----------- ---------- -------------
Total charge-offs                          2,406        4,098             5,370      4,758         4,290
Recoveries:
Commercial & industrial                       64          102               462        164           118
Consumer installment & other                 418          352               481        160           180
Real estate mortgage                         765          148               437        757           572
                                      ----------- ------------       ----------- ---------- -------------
Total recoveries                           1,247          602             1,380      1,081           870
                                      ----------- ------------       ----------- ---------- -------------
Net charge-offs                           (1,159)      (3,496)           (3,990)    (3,677)       (3,420)
Provision for loan losses                  1,800        4,729             5,929      4,475         5,150
                                           -----        -----             -----      -----         -----
Balance at end of period                 $21,911      $20,564           $21,270    $19,331       $18,533
                                      =========== ============       =========== ========== =============
Ratio of net charge-offs to
average loans outstanding
during the period
(annualized)                                 .16%        .35%            .40%         .35%         .34%

Allowance for loan losses as
a percent of period-end loans               2.28%       2.11%           2.18%        1.85%        1.78%

Allowance as a percent of
non-performing loans                         205%        170%            226%         214%         181%

Nonperforming loans and OREO
to total loans and OREO                    1.27%       1.36%           1.03%        1.00%        1.32%

The table below summarizes the Company's nonperforming assets and restructured loans at the dates indicated (dollars in thousands):

                                              at September 30,                         at December 31,
                                            1999          1998                1998          1997          1996
                                        ---------------------------      -----------------------------------------
Nonaccrual loans: (1)
Real estate mortgage                          $8,483        $11,022             $8,282         $7,602       $8,088
Commercial & Industrial                        1,564            441                558            164          712
Consumer & other                                 362             37                 83            123          313
                                        ---------------------------      -----------------------------------------
Total nonaccrual loans                        10,409         11,500              8,923          7,889        9,113

Loans 90 days or more past
due and still accruing:

Real estate mortgage                               -             37                224            129          430
Commercial & industrial                          253            233                205            188          193
Consumer & other                                   5             32                 68            126           22
                                        ---------------------------      -----------------------------------------
Total 90 days past due
accruing                                         258            302                497            443          645
Restructured - real estate                         -            311                 28            682          500
                                        ---------------------------      -----------------------------------------
Total non-performing and
restructured loans                            10,667         12,113              9,448          9,014       10,258
Other real estate owned (2)                    1,605          1,167                628          1,366        2,923
                                        ---------------------------      -----------------------------------------
Total non-performing assets                  $12,272        $13,280            $10,076        $10,380      $13,181
                                        ===========================      =========================================
Non-performing and re-
structured loans as a
percent of total loans                          1.11%          1.24%               .96%           .87%         .98%
                                        ===========================      =========================================
Nonperforming assets as a
percent of total assets                          .77%           .82%               .64%           .64%         .84%
                                        ===========================      =========================================

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

(2) Other real estate owned totals $1,605,000 at September 30, 1999 and includes 15 properties acquired through foreclosure: 11 residences, and 4 non-farm nonresidential properties.

In addition to the nonperforming loans and other nonperforming assets noted above, at September 30, 1999, the Company had approximately $19.6 million in loans requiring special attention (substandard) compared to $19.0 million of similar loans at December 31, 1998. Such loans are being monitored so that if present concerns about the borrowers' ability to comply with repayment terms becomes evident, management will be able to quickly assess impairment. Further deterioration in such borrowers' financial position may result in reclassifying them as nonperforming assets.

Management recently completed an expanded evaluation of its loan portfolio related to homogenous pools of loans (primarily larger balance residential mortgages). As a result of this review, certain loans previously evaluated in a "pool" of loans were individually reviewed for impairment. As a result of this review, loans classified as impaired increased from year end 1998 levels by approximately $8.6 million (even though total nonperforming loans decreased by $1.4 million in the same period). Further, as a result of this review, allowance allocations related to such impaired loans increased by $2.5 million which were reallocated from within the overall balance of the allowance for loan losses.

The following table summarizes impaired loans for the periods indicated (in thousands):

                                                              September 30, 1999       December 31, 1998
                                                              ------------------       -----------------
Impaired loans with allowance established $4,754,000
and $2,242,000, respectively)                                            $16,197                  $5,545

Impaired loans which have been written down
$670,000 and $1,641,000, respectively)                                     1,295                   3,323
                                                                         -------                  ------

Total                                                                    $17,492                  $8,868
                                                                         =======                  ======
Average amount of impaired loans
for the period                                                           $11,785                  $8,700
                                                                         =======                  ======

The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans (dollars in thousands):

                                   September 30,                                            December 31,
                            1999                  1998                    1998                  1997                  1996
                    --------------------------------------------  -----------------------------------------------------------------
Balance at end of              % of                   % of                       % of                  % of                 % of
period applicable    Amount    total       Amount     total        Amount        total    Amount       total     Amount     total
to:                            loans                  loans                      loans                 loans                loans
                    --------------------------------------------  -----------------------------------------------------------------

Commercial &
industrial          $   4,902  11.8%       $2,096     10.8%       $   2,472       11.7%  $  2,131        9.0%    $2,476        7.9%

Consumer & other        3,184  14.6         3,494     14.6            3,530       14.4      3,699       15.2      3,341       14.5

Real estate -
mortgage               12,069  73.6        12,978     74.6           11,679       73.9     12,124       75.8     11,577       77.6

Unallocated             1,756     -         1,996        -            3,589          -      1,377          -      1,139          -
                    ============================================  =================================================================
Total               $  21,911   100%      $21,270      100%         $21,270       100%   $ 19,331        100%   $18,533     100.00%
                    ============================================  =================================================================

Noninterest Income
------------------

Total non interest income increased by $821,000 or 11.8% to $7.8 million during the first nine months of 1999 compared to the same period of 1998. Specifically, service charges and fees increased $528,000 as a result of the implementation of a singular fee schedule for the merged bank. In addition, nonrecurring sales of properties contributed $216,000 to the increase. While trust and investment sales income and gains on sales of securities increased by $150,000 and $104,000, respectively, lower levels of sales of loans into the secondary market resulted in a decrease in gains on sales of loans of $333,000.

Other Expenses
--------------

In total, noninterest expense decreased by $7.3 million or 18.6% to $32.0 million for the first nine months of 1999 compared to the same period of 1998, due mainly to merger-related expenses incurred in 1998 of $7.5 million.

Salaries and employee benefits expense decreased $911,000 to $16.6 million at September 30, 1999 vs. $17.5 in the first nine months of 1998, as merger-related reductions in salary expense allowed the Company to absorb normal salary increases for its staff during the year and the addition of 14 full time equivalent staff in connection with new branches established during the second and third quarters of 1998.

Occupancy and equipment expense was up slightly over the same period in 1998, as the effect of branch closings in connection with the merger was offset by the costs of new branches opened in 1998. Other real estate owned expense were $265,000 higher due to the reversal in 1998 of valuation reserves no longer required. Other expenses increased by $698,000 as Y2K expenses of $265,000 incurred in 1999 and computer service bureau costs and consulting fee increases of $581,000 respectively were partially offset by reductions in legal and other professional fees, loan processing and advertising expenditures.

Net Income
----------

Pretax income increased by $9.8 million. The Company's effective tax rate decreased to 34.8% from 39.4% as a result of higher levels of investments in tax preferenced securities and the utilization of a State tax advantaged investment subsidiary and the non-recurrence of the non-deductible expenses associated with the merger. Net income was $15.1 million for the nine months ended September 30, 1999 vs. $8.1 million for the same period in 1998, an increase of $7.0 million or 86.5% excluding the after tax effect of merger related expenses in 1998, net income showed an increase of $1.7 million or 12.7%

Three months ended September 30, 1999 vs. September 30, 1998
------------------------------------------------------------

Net interest income decreased $468,000 or 2.8% for the three months ended September 30, 1999 compared to the same period in 1998, primarily due to declines in average loan balances and generally lower levels of interest rates earned causing gross interest income to decline faster than reductions in interest expense.

Provisions for loan losses decreased by $.9 million for the three month period ended September 30, 1999 to $300,000 vs. September 30, 1998 due to lower levels of new provisions, the company also experienced a recovery on a commercial mortgage of $680,000 during the third quarter of 1999.

Total noninterest income increased $113,000 to $2.5 million for the three months ended September 30, 1999 compared to 1998, primarily as a result of increases in service charges and fees of $71,000, trust earnings increases of $73,000 and other income increases (primarily income derived from outsourcing official checks) of $98,000. These increases were partially offset by a decrease in gains on sales of loans ($113,000) and net losses realized on sales of securities of $16,000.

Total noninterest expense decreased $5.2 million for the three months ended September 30, 1999 compared to 1998 due almost entirely to merger-related expenses incurred in 1998 of $5.3 million. Decreases were also seen in salaries and benefits ($463,000) and OREO expense ($64,000). "Other" expense increased $526,000 (primarily computer service bureau and Y2K remediation costs). Occupancy expense remained relatively unchanged as the cost of new branches was offset by savings associated with the closure of branches due to the merger.

Pretax income increased $5.8 million to $8.1 million for the three months ended September 30, 1999 compared to the same period of 1998, while income taxes increased by $1.9 million. Comparative income after taxes increased $4.1 million to $5.3 million for the quarter ended September 30, 1999 vs. 1998. Excluding the after tax effect of merger-related items, net income increased by $405,000 or 8.2%.

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

The Company's net interest income is affected by fluctuations in market interest rates as a result of timing differences in the repricing of its assets and liabilities. These repricing differences are quantified in specific time intervals and are referred to as interest rate sensitivity gaps. The Company manages the interest rate risk of current and future earnings to a level that is consistent with its mix of businesses and seeks to limit such risk exposure to appropriate percentages of both earnings and the imputed value of stockholders' equity. The objective in managing interest rate risk is to support the achievement of business strategies, while controlling earnings variability and ensuring appropriate liquidity. Further, the historical level of demand deposits (greater than 10% of total assets) serves to mitigate the effects of increases in interest rates and reduce the average cost of total liabilities. In the second and third quarters of 1999, the Company implemented a leverage strategy, whereby it increased investment assets by $100 million and funded such increased assets with a portion of its available line of credit with the Federal Home Loan Bank, borrowings under repurchase agreements and municipal deposits. The Company expects the strategy over time to generate average pretax net interest income of approximately 1% per annum on the assets acquired. The component securities and funding sources utilized in the transaction (a combination of fixed and floating rate securities funded primarily with variable rate liabilities) is not expected to raise significantly the Company's overall exposure to fluctuations in market interest rates.

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of September 30, 1999, based upon the known repricing dates of certain assets, at amortized cost, and liabilities and the assumed repricing dates of others. As shown in the chart below, at September 30, 1999, assuming no management action, the Company's principal interest rate risk is to a rising rate environment and particularly within one year time frame. That is, net interest revenue would be expected to be adversely affected by an increase in interest rates (on a one-for-one basis) above the rates embedded in the current yield curve, principally due to the higher level of liabilities ($969.7 million) that would reprice relative to similarly classified assets ($697.8 million) in that time frame.

This exposure would be mitigated over the longer term as the Company has $665.2 million more in repriceable interest earning assets than interest bearing liabilities beyond one year.

This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements nor management actions that may be taken to manage this risk (in thousands).

                                                                  Total                        Greater
Maturity Repricing               3 months or    4 months to       within         One yr.        than
 Date (1)(2)                        less          one yr.        one yr.        to 5 yrs.     five yrs.      Total
                                -------------- -------------- --------------- -------------- ------------ -------------
Securities (3)                     $137,674        $50,013        $187,687       $189,887     $140,833      $518,407
Fed Funds                            34,082                         34,082                                    34,082
Fixed rate loans                     86,273        130,482         216,755        254,360       33,016       504,131
Floating rate loans (3)             162,363         96,945         259,308        179,209        8,901       447,418
                                -------------- -------------- --------------- -------------- ------------ -------------
Total interest
earning assets (1)                  420,392        277,440         697,832        623,456      182,750     1,504,038
                                -------------- -------------- --------------- -------------- ------------ -------------
Other interest bearing
deposits (4)                        327,123        250,139         577,262         40,674                    617,936

Time/Other (5)                      290,664        101,800         392,464         97,438        2,921       492,823
                                -------------- -------------- --------------- -------------- ------------ -------------
Total interest-bearing
liabilities                         617,787        351,939         969,726        138,112        2,921     1,110,759
                                -------------- -------------- --------------- -------------- ------------ -------------
Interest Sensitivity
gap (6)                           $(197,395)      $(74,499)      $(271,894)      $485,344     $179,829      $393,279
                                ============== ============== =============== ============== ============ =============
Gap as a percent of earnings
assets                                (13.1)%         (5.0)%         (18.1)%         32.3%        12.0%         26.1%
                                ============== ============== =============== ============== ============ =============

(1) Interest rate sensitivity gaps are defined as the fixed rate positions (assets less liabilities) for a given time period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular period. The gap positions reflect a repricing date at which date funds are assumed to "mature" and reprice to a current market rate for the asset or liability. The table does not include loans on nonaccrual status or net unrealized losses recorded on available-for-sale securities as of September 30, 1999.

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

(5) Time/Other: Time deposits $488.1 million and other interest-bearing liabilities ($75 million) are classified by contractual maturity or repricing frequency.

(6) Non-interest bearing deposit liabilities were approximately $254 million at September 1999.

Capital Resources and Liquidity
-------------------------------

The following summarizes the minimum capital requirements and capital position at September 30, 1999:


                                                                        To be Well Capitalized Under
                                       Capital Position at                "Prompt Corrective Action"
                                       September 30, 1999                     Provision of FDICIA
                                  ----------------------------          ------------------------------
                                  Bank Only       Consolidated
                                  ---------       ------------
Total Capital
 to Risk-Weighted Assets           12.57%            13.42%                           10%

Tier 1 Capital
 to Risk-Weighted Assets           11.31              12.80                            6

Tier 1 Capital to Average
 Assets (Leverage Ratio)            8.38              8.99                            5(1)

(1) Regulatory authorities require all but the most highly rated banks and bank holding companies to have a leverage ratio of at least between 4.0% - 5.0%.

At September 30, 1999, the Bank met the requirements for a "well capitalized" institution based on its capital ratios as of such date.

The Company believes that its cash and cash equivalents of $75.6 million in addition to its securities available for sale of $485.8 million at September 30, 1999 are sufficient to meet both the funding needs of its borrowers and the liquidity requirements of its depositors.

The Company's total capital to assets level is 9.1% at September 30, 1999. As such, management believes that the Company has ample capital available for future expansion and diversification and regularly evaluates appropriate business opportunities to efficiently deploy its capital resources. The Company also has available lines of credit with the Federal Home Loan Bank, Federal Reserve and other commercial banks.

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

     At September 30, 1999, the Company has completed the testing of its mission-critical software, including 1998 testing of the wire transfer and automated clearinghouse systems. Based on its review of the test results, the Company believes that its mission critical systems are now year 2000 compliant.

     Replacement of non-compliant non-mission critical hardware and software was largely undertaken as part of the planned 1998 and 1999 upgrade of branch automation software. At September 30, 1999, the Company has completed the installation of certain non-mission critical hardware and software, including optical data storage software, a telephone interface for the Company's call center and certain file servers.

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

     To the extent that this process disclosed borrowers or classes of borrowers with significant Year 2000 risk, the Company has allocated reserves for possible Y2K related credit losses.

     This allocation was based on the Company's assessment that credit risk combined with Year 2000 risk increases its exposure to loss. The amount of the allocation for each individual loan varied depending on the degree of credit weakness, whether the Year 2000 risk was deemed to be moderate or high, and whether the Company demonstrated satisfactory or unsatisfactory Year 2000 compliance programs. At September 30, 1999, the Company has allocated additional Year 2000 credit reserves totaling $2.5 million. This amount did not have a material effect on the level of its allowance for loan losses.

     The Company continues to work with key vendors and suppliers and its correspondent banks and brokers to assure no interruption in the business relationship between the Company and these important third party providers. These key providers include, but are not limited to, payroll service providers, secondary market software providers, telephone and utility companies and fiduciary record keeping processors. The Company has completed testing of those key vendors with whom it directly outsources through dedictated processing arrangements, and plans to obtain test results or assurances from all other such vendors and suppliers.

     At September 30, 1999, the Company is not aware of the likely failure of any of these providers, but will continue to monitor and evaluate their Year 2000 readiness.

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

     At September 30, 1999, the Company has expensed approximately $265,000 of the originally estimated $300,000 in anticipated Year 2000 costs. Although this original estimate appears to remain appropriate, no assurance can be given that challenges will not arise in the future that will require additional expense to resolve.

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

3)   The risks of the Company's Year 2000 issues

     At September 30, 1999, the Company views an extended disruption in service to its customers as the most likely worst case scenario. If the Company's mission critical systems are not compliant, it may not be able to correctly process transactions in a reasonable period of time. This scenario could result in a wide variety of claims for improper handling of its assets as well as liabilities and other borrowings from its customers.

     At September 30, 1999, management deems the probability of this scenario to be low, but the impact of any such disruption on the Company could be anticipated to be material, and to raise serious concerns about the ability of the Company to continue as a going concern.

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

4)   The Company's contingency plans

     Although the Company believes that its mission-critical systems are ready for the century date rollover, contingency plans for each essential business activity have been developed. Management believes that these contingency plans provide reasonable substitutes for the completion of these business activities.

     The significant elements of these contingency plans were validated by June 30, 1999, and additional testing and validation was completed during September 1999.

     The Company has also expanded its Contingency Funding Plan to reflect its concern that a potential year end increase in demand for cash and credit may have an extraordinary impact on its liquidity levels. The primary components of the Y2K Contingency Funding Plan include increases in branch cash levels, increases in the Company's federal funds position, as well as a process for interviewing customers to identify year-end cash and credit needs.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Quantitative and qualitative disclosure about market risk is presented at December 31, 1998 in Item 7A in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 1999.
The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At September 30, 1999, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

GAP Analysis. The one-year and five-year cumulative interest sensitivity gap as a percentage of total assets have changed from (18.2%) and 11.1% at December 31, 1998, respectively, to (17.1%) and 13.4% at September 30, 1999, respectively, utilizing similar assumptions as at December 1998.

Interest Rate Risk Compliance. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 1998. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value change at September 30, 1999 compared to December 31, 1998, and the projected changes continue to fall within all board approved limits for potential interest rate volatility.

See also Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations "Asset/Liability Management".

Part II

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------
a.       Exhibits

         10.3     Employment Agreement of Ian C. Lucy

         27       Financial Data Schedule (with EDGAR filings included)


Item 6(b).   Reports on Form 8-K
----------   -------------------
             None.

                                  EXHIBIT INDEX

Exhibit
Number     Description
-------    -----------

10.3       Employment Agreement of Ian C. Lucy

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



                                            Premier National Bancorp, Inc.
                                                     (Registrant)


Date:    November 12, 1999                  /s/ Paul A. Maisch
                                            ------------------
                                            Paul A. Maisch
                                            Duly Authorized Officer and
                                            Principal Financial Officer

                                   Schedule 1
                                   ----------