Form 10-K
period 1999-12-31
PREMIER NATIONAL BANCORP INC
filed 2000-03-28
CIK 776848

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER: 1-13213

                         PREMIER NATIONAL BANCORP, INC.
                         ------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

         NEW YORK                                        14-1668718
         --------                                        ----------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

1100 ROUTE 55, LAGRANGEVILLE, NEW YORK                    12540
--------------------------------------                    -----
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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                            ---     ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K ___

AS OF MARCH 1, 2000, THE AGGREGATE MARKET VALUE OF THE 12,816,412 SHARES OF THE REGISTRANT'S VOTING COMMON STOCK ISSUED AND OUTSTANDING HELD BY NON-AFFILIATES ON SUCH DATE WAS APPROXIMATELY $145,786,686 BASED ON THE REPORTED CLOSING PRICE OF THE REGISTRANT'S COMMON STOCK ON SUCH DATE. FOR PURPOSES OF THIS CALCULATION, ONLY DIRECTORS, EXECUTIVE OFFICERS AND BENEFICIAL OWNERS OF MORE THAN 10% OF THE REGISTRANT'S VOTING COMMON STOCK ARE CONSIDERED AFFILIATES OF THE REGISTRANT.

AS OF MARCH 1, 2000, THE REGISTRANT HAD 16,219,111 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING.

DOCUMENTS INCORPORATED BY REFERENCE:

1. PORTIONS OF THE DEFINITIVE PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K. THE INCORPORATION BY REFERENCE HEREIN, OF PORTIONS OF THE PROXY STATEMENT, SHALL NOT BE DEEMED TO SPECIFICALLY INCORPORATE BY REFERENCE THE INFORMATION REFERRED TO IN
      ITEM 402(a)(8) OF REGULATION S-K.

                           FORM 10-K TABLE OF CONTENTS


PART I

                                                                           Page No.
         ITEM 1      BUSINESS                                                   3
         ITEM 2      PROPERTIES                                                17
         ITEM 3      LEGAL PROCEEDINGS                                         17
         ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       17

PART II

         ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER  MATTERS                               18

         ITEM 6     SELECTED FINANCIAL DATA                                    19

         ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                        20

         ITEM 7A    QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT
                    MARKET RISK                                                36

         ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                36

         ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE                        36

PART III

         ITEMS 10 THROUGH 13. (INCORPORATED BY REFERENCE TO THE
         DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF
         SHAREHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 WHICH
         WILL BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION NOT
         LATER THAN 120 DAYS AFTER THE END OF THAT FISCAL YEAR)                36

PART IV

         ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K                                                   37

SIGNATURES                                                                     81


                                     PART I

ITEM 1 - BUSINESS

      Premier National Bancorp, Inc. (the "Company") is a New York corporation with headquarters and principal executive offices at 1100 Route 55, Lagrangeville, New York. The Company's principal subsidiary, accounting for
99% of the consolidated assets and 90% of consolidated equity, is Premier National Bank (the "Bank").

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

      The Bank was chartered under the National Bank Act in 1863 and is a member of the Federal Reserve System. It operates through its main office at 289-291 Main Mall, Poughkeepsie, New York, and thirty-three other branch offices and six offsite automated teller machines in Dutchess, Ulster, Putnam, Sullivan, Rockland, Westchester and Orange Counties. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent permitted by law. The Bank is subject to comprehensive regulation, supervision, and examination by the Office of the Comptroller of the Currency ("Comptroller"), the Reserve Board, and the FDIC.

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

      As of December 31, 1999, the Company, on a consolidated basis, had total assets of approximately $1.6 billion, total deposits of $1.4 billion and stockholders' equity of $142.0 million. At December 31, 1999, the Company and the Bank employed 506 employees on a full-time equivalent basis.

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

      In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements; pricing pressures on loan and deposit products; actions of competitors; changes in local and national economic conditions; the extent and timing of actions of the Reserve Board or the Comptroller; customer deposit disintermediation; changes in customers' acceptance of the Company's products and services; and the extent and timing of legislative and regulatory actions and reform, estimated cost savings from recent or anticipated acquisitions and mergers cannot be fully realized within the expected time frame, revenues following such transactions are lower than expected, and costs or difficulties related to the integration of acquired and existing businesses are greater than expected.

      The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

LENDING

      GENERAL. The Bank engages in a variety of lending activities which are primarily categorized as residential and commercial mortgage, consumer/installment, and commercial lending. At December 31, 1999, the Bank's gross loan portfolio totaled approximately $993.8 million. Of this amount, real estate mortgage, consumer/installment, and commercial loans comprised 73.6%, 14.4%, and 11.9%, respectively, of the Bank's loan portfolio.

      At December 31, 1999, the Bank's unsecured lending limit to one borrower under applicable regulations was approximately $22.0 million.

      In managing the growth of its loan portfolio, the Bank has focused on:
(i) the application of its established underwriting criteria, (ii) establishment of management lending authorities well below the Bank's legal lending authority, (iii) establishment of industry concentration limits,
(iv) involvement by senior management and the Board of Directors in the loan approval process for designated categories of loans, and (v) monitoring of loans for timely payment and to seek to identify potential problem loans.

      A material factor in assessing the Company's loan portfolio is the ability of the Company's loan officers to discriminate between acceptable and unacceptable credit risks and to identify changes in a borrower `s financial condition that affect the borrower's ability to perform in accordance with loan terms. Lending policies and procedures place an emphasis on assessing consolidated financial risk and income flows as well as collateral values. Further, the Company has developed aging systems which assist in monitoring delinquency of loans and at varying points either the collection department, loan officer or loan workout department, or a combination of the above, are involved in collection efforts on past due loans. Additional collateral or guarantees may be requested if difficulties remain unresolved.

      An independent loan review department reviews each of the Bank's credit portfolios and grades each individual credit it reviews. At December 31, 1999, approximately 93% of the Company's commercial and consumer portfolio were graded by loan review. Additionally, approximately 85% of residential and home equity loans, which represent homogenous pools of loans, were graded. The grades associated with reviewed loans are a primary determinant of the allocations to the allowance for loan losses.

      The Bank's regulators require a quarterly assessment of the adequacy of the allowance for loan losses. The Company's assessment methodology includes, among other things, the results of the Company's continuous loan review process, trends in economic conditions, the maturity characteristics of the loan portfolio, volume, growth and composition of the loan portfolio, past loss history and current delinquency and loss trends by portfolio type, and the trends in classified loans.

      For information regarding the performance of the loans in the Bank's portfolio and the amount and composition of the Bank's allowance for loan losses, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset Quality and Provisions for Loan Losses" and Item 8, Financial Statements -- Notes to Consolidated Financial Statements.

      RESIDENTIAL AND COMMERCIAL MORTGAGE LOANS. Residential mortgage loans are comprised primarily of loans on one-to-four family residential units, construction and land development loans, home equity lines of credit, and special purpose loans (loans satisfying the objectives of the Community Reinvestment Act). A particular, but not extensive portion of the Company's residential mortgage lending, consists of so called "non-conforming" loans which, while meeting the Company's underwriting standards, do not fully comply with the underwriting criteria of FNMA and FHLMC. Such loans are written primarily as ARM's to be held in the Company's loan portfolio. Residential mortgage loans are originated by both Company employees on a commission basis or by approved mortgage brokers.

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

      The Bank offers fixed rate and adjustable rate residential mortgage loans with a maximum term of 30 years. The Bank generally offers a three year adjustable rate loan (and, more selectively, one and five year adjustable rate loans). This loan provides for adjustments in the interest charged to an amount usually equal to 2.5% - 3% over the applicable constant maturity
U.S. Treasury securities index. Adjustable rate loans are generally retained in the Bank's portfolio in order to increase the percentage of loans in its portfolio with greater repricing frequencies than fixed rate loans. Interest rates and origination fees on adjustable rate loans are priced to be competitive in the Bank's market area. Periodic adjustments of the interest rate on an adjustable rate loan is usually limited to not more than 2% per adjustment, with an interest rate ceiling over the life of the loan, depending on the rate at origination, ranging from 11% to 15%. Fixed rate loans are generally underwritten according to FNMA/FHLMC criteria in order to qualify for sale in the secondary market. Individual fixed rate loans are usually sold promptly after closing without recourse to the Bank. The Bank continues to service these loans.

      In 1999, the Company sold, but retained the servicing rights on, $5.2 million of fixed rate residential mortgage loans. Total loans serviced for other investors were $130.5 million at December 31, 1999.

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

      The Bank offers three types of home equity mortgage loans. The first is an "express loan" subject to a limit of $25,000 with a five or seven year full payout amortization, as a substitute for a consumer loan but with possible tax deductibility of interest. The Bank places a second mortgage on the property with assessed value used as the principal basis for collateral valuation. The second is an open-end revolving line of credit, which is an adjustable rate loan with a term, depending on the size of the loan, of up to twenty years. During the revolving period, which varies from five to ten years based on the size of the loan, the borrower is only required to make interest payments. Thereafter, payments are for both principal and interest. The third type is a closed-end fixed rate home equity loan with maturities of up to 15 years. All home equity loans are limited to one-to-four family owner-occupied residences. The Bank restricts its home equity loans to a maximum of 80% of the appraised value of the collateral property including the balance of the first mortgage loan on such property, if any, and executes a second mortgage as collateral. Open-end lines of credit not yet advanced totaled $27.3 million at December 31, 1999. Loans secured by residential mortgages totaled $408.2 million at December 31, 1999, of which $351.0 million were first and $57.2 million were second mortgages.

      Commercial real estate loans are offered by the Bank generally on a fixed or variable rate basis with a three to five and exceptionally seven year balloon maturity, although the amortization basis generally range from 10 to 20 and exceptionally to 30 years. These loans are typically related to commercial business loans and are secured by the underlying real estate used in these businesses. The maximum loan-to-value ratio on commercial real estate loans is 75%, with the valuation of the collateral for loans in excess of $250,000 being based on independent appraisals. The Bank typically requires personal guarantees of the principals of corporations to which it lends. Commercial real estate loans are often larger and may involve greater risks than other types of lending. Because payments on such loans are often dependent upon the successful operation of the business involved, repayment of such loans may be negatively impacted to a greater extent by adverse changes in economic conditions. Loans secured by commercial mortgages totaled $261 million at December 31, 1999.

      CONSTRUCTION LOANS. The Bank makes short-term construction loans secured by land, residential, and non-residential properties. At December 31, 1999, total construction loans aggregated approximately $62.6 million and amounts not yet advanced totaled $30.6 million. While the Bank does finance residential developments for local builders, the Bank has no major commitments to lend for developments of significant multi-unit residential or commercial projects, and does not intend to actively engage in this type of lending.

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

      COMMERCIAL LOANS. The Bank's commercial loan portfolio consists primarily of commercial business loans to small and medium sized businesses. At December 31, 1999, the Bank's commercial business loans outstanding totaled $118.5 million with an additional $55.6 million available under committed lines and letters of credit.

      Commercial business loans are usually made to finance the purchase of inventory or new or used equipment or for other short-term working capital purposes. Generally, these loans are secured, but are also offered on an unsecured basis. Commercial business loans for the purchase of new or used equipment are normally written on an installment basis with a term of between one and seven years. Loans for the purchase of inventory or other working capital purposes are structured as demand or time loans with a term of 12 months or less. In granting commercial loans, the Bank looks primarily to the borrower's cash flow as the principal source of repayment of the loan. Collateral and personal guarantees may be secondary sources of repayment. The Bank generally requires commercial borrowers to have a debt service coverage ratio of 125% or higher. Commercial business loans are often larger and may involve greater risks than other types of lending. Payments on such loans are often dependent upon the successful operation of the underlying business involved and, therefore, repayment of such loans may be negatively impacted by adverse changes in economic conditions.

      CONSUMER, INSTALLMENT, AND OTHER LOANS. The Bank offers a full range of consumer/installment loans. Such loans include financing for new and used cars, wholesale and indirect financing programs for autos and other vehicle dealerships in addition to, on a direct basis, personal loans for consumer goods, home improvement, overdraft checking, and debt consolidation.
Wholesale dealer loans (secured by dealer inventories) are structured as one-year lines of credit and are reviewed annually. Consumer loans are made on both a secured and unsecured basis. Maturities for consumer loans are generally for periods of 12 to 60 months, excluding secured home improvement loans, which are usually written as home equity loans. Interest rates for consumer products are structured either at fixed or variable rates. Leasing services are offered directly by the Bank. Both debit and credit cards are available. At December 31, 1999, installment, consumer, and all other loans totaled $143.5 million, of which $121.4 million represents loans generated from the indirect (dealer) loan program. Indirect automobile financing is subject to aggressive price competition, which can impact future profitability. It can also carry a higher risk of loss than direct financing. Such risk is taken into account in management's evaluation of the adequacy of the Allowance for Loan Losses. At December 31, 1999, overdraft lines of credit and credit card lines not advanced totaled $16.8 million.

      For additional information concerning asset/liability management, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Asset/Liability Management" and "Results of Operations". The following tables show (1) the Company's loan distribution (exclusive of loans held for sale) at the end of each of the last five years,
(2) the maturity of loans (excluding construction, consumer, installment, and other miscellaneous loans and expected amortization) outstanding as of December 31, 1999, and (3) the amounts due for loans as previously stated in
(2) after one year classified according to their sensitivity to changes in interest rates.

1) LOAN DISTRIBUTION EXCLUDING LOANS HELD FOR SALE IN 1997, 1996, AND 1995 (DOLLARS IN THOUSANDS):

                                                               December 31,
                       1999        %         1998        %         1997        %        1996          %        1995         %
    R/E Const.     $ 62,596     6.3%     $ 50,888     5.2%   $   61,009     5.9%  $   68,331       6.5%    $ 59,370      6.2%

    R/E
    Mortgage
    (Comm.)         260,998    26.3       242,062    24.8       223,542    21.5   $  221,229      21.2      201,246     20.9

    R/E
    Mortgage
    (Res.)          408,240    41.1       427,440    43.9       504,544    48.5      520,018      49.8      504,423     52.5

    Com'l. &
    Industrial      118,492    11.9       113,680    11.7        93,351     9.0       82,221       7.9       76,173      7.9

    Con.,
    Instl. &        143,495    14.4       139,777    14.4       158,426    15.1      151,528      14.6      120,618     12.5
    Other
                   --------    -----     --------    -----   ----------    -----  ----------      -----    --------     -----
    Total          $993,821     100%     $973,847     100%   $1,040,872     100%  $1,043,327       100%    $961,830      100%
                   --------    -----     --------    -----   ----------    -----  ----------      -----    --------     -----
                   --------    -----     --------    -----   ----------    -----  ----------      -----    --------     -----

2) MATURITY OF LOANS AT DECEMBER 31, 1999:

   (DOLLARS IN THOUSANDS):

     Exclusive of consumer, installment and other loans, the maturities of loans are summarized as follows:

                                                                        Maturing
                                                                        --------
                                                        After One But Within
                                   Within One Year        Within Five Years     After Five Years           Total
                                   -------------------------------------------------------------------------------
      Residential Mortgage             $ 8,376                $25,005               $409,563              $442,944
      Commercial Mortgage                9,033                 29,546                250,311               288,890
      Comm/Industrial (A)               51,583                 41,656                 25,253               118,492
                                   -------------------------------------------------------------------------------
      Total                            $68,992                $96,207               $685,127              $850,326
                                   -------------------------------------------------------------------------------
                                   -------------------------------------------------------------------------------

(A) Demand loans are categorized as due within one year.

3) RATE SENSITIVITY OF ABOVE LOANS MATURING AFTER ONE YEAR:
   (DOLLARS IN THOUSANDS)

                                              One to Five Years            After Five Years
                                              ---------------------------------------------
      Fixed Interest Rate                               $83,650                    $261,386
      Variable Interest Rate                             12,557                     423,741
                                              ---------------------------------------------
      Total                                             $96,207                    $685,127
                                              ---------------------------------------------
                                              ---------------------------------------------

SECURITIES

      The Company records its investment in securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires that unrealized gains and losses on securities classified "available for sale" be recorded, net of taxes, in the "accumulated other comprehensive income" component of stockholders' equity. The net balance of unrealized gains (loss) recorded in stockholders' equity was $(6.6) million, $1.5 million and $1.6 million at December 31, 1999, 1998 and 1997, respectively. The related tax asset (liability) recorded in other assets offsetting other deferred tax assets was $4.6 million, ($1.1) million, and ($1.2) million at December 31, 1999, 1998 and 1997, respectively.

      See Note A and Note B to the 1999 Consolidated Financial Statements, included herein at Item 8, for discussion of accounting policies related to securities and for information as to the amortized cost and fair value of securities at December 31, 1999 and 1998:

      The table below sets forth the carrying amounts of securities at the dates indicated (dollars in thousands):


                                                               December 31,
                                               1999                1998               1997
                                             -----------------------------------------------
U.S. Treasury and U.S. Government Agencies   $114,139            $ 93,394           $116,751
Mortgage-backed securities                     41,539              78,644            191,354
State and political subdivisions              152,582             114,543             95,116
Other securities                              160,779              90,567             29,001
Regulatory securities                           9,726               9,703              7,720
                                             -----------------------------------------------
Total                                        $478,765            $386,851           $439,942
                                             -----------------------------------------------
                                             -----------------------------------------------


      The following table sets forth certain information concerning the maturities of debt securities, other than regulatory and equity securities, amortized cost, and the weighted average yields of such securities (calculated on the basis of their cost and effective yields) at December 31, 1999. Tax-equivalent adjustments (using a 35% rate) have been made in calculating yields on obligations of states and political subdivisions (dollars in thousands):


                                                          MATURING

                                              AFTER ONE BUT      AFTER FIVE BUT
                          WITHIN ONE YEAR   WITHIN FIVE YEARS   WITHIN TEN YEARS   AFTER TEN YEARS
                                (1)                (2)                (3)                (4)

                                                                                                     TOTAL
                           AMOUNT   YIELD    AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT   YIELD    AMOUNT    YIELD
                          ------------------------------------------------------------------------------------------
      US TREASURY
      AND US
      GOVERNMENT
      AGENCIES (5)        $16,638   5.48%   $ 94,689   5.71%   $ 30,914   6.21%   $15,591   6.12%   $157,832   5.82%

      STATE AND
      POLITICAL
      SUBDIVISIONS         11,603   6.70      60,367   6.31      60,377   6.64     24,578   7.72     156,925   6.69

      OTHER                 2,632   5.97      66,865   5.90      70,056   6.17     25,890   6.22     164,386   6.07
                          ------------------------------------------------------------------------------------------
      TOTAL               $30,873   5.98%   $221,921   5.93%   $161,347   6.35%   $66,059   6.75%   $479,143   6.19%
                          ------------------------------------------------------------------------------------------
                          ------------------------------------------------------------------------------------------


(1)  Includes $14.3 million of adjustable rate securities
(2)  Includes $36.2 million of adjustable rate securities
(3)  Includes $50.6 million of adjustable rate securities
(4)  Includes $32.4 million of adjustable rate securities
(5) For purposes of this schedule, mortgage-backed securities consisting of mortgages guaranteed by U.S. Government agencies and SBA participation certificates totaling $65.0 million have been included based upon the estimated average lives of the securities. Prepayments were estimated based on 1999 levels.

      The Company has established written investment, liquidity, and asset/liability management policies, which are reviewed annually by the Board of Directors. These policies identify investment criteria and state specific objectives in terms of risk, interest rate sensitivity, and liquidity. The policies are administered by the Investment Committee of the Board of Directors. The Company does not have a trading portfolio. At December 31, 1999, the Company had no investments in which the aggregate cash value of the securities held by the Company exceeded 10% of stockholders' equity, except for investments in the securities of or those guaranteed by the U.S. Government and other U.S. Government agencies and corporations.

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The Company adopted SFAS 133 in the third quarter 1998. In connection with the adoption of SFAS 133, the Company transferred securities with a carrying value of approximately $96.0 million from held to maturity to available for sale. This transfer of securities resulted in an increase in unrealized gains (losses) on securities available for sale, comprehensive income, accumulated other comprehensive income and stockholders= equity of approximately $576,000 net of income taxes of $407,000. Except as discussed above, the adoption of SFAS 133 did not have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding securities and interest rate risk.

DEPOSITS

      The Company has developed a variety of deposit products ranging in maturity from demand-type accounts to certificates of deposit with maturities of up to five years. The Company also offers several multi-product Arelationship@ accounts to its depositors. The Company's deposits are primarily derived from the areas where its banking offices are located. It does not solicit deposits outside its market area and does not pay fees to others to obtain deposits for the Company. From time to time, the Company has used premiums, promotions or special products to attract depositors to branch offices.

      The Company influences the flow of deposits primarily by pricing its accounts to remain generally competitive with other financial institutions in its market area, although the Company does not necessarily seek to match the highest rates paid by competing institutions. The Company has established an Asset/Liability Management Committee which meets monthly to review interest rates on all deposit and consumer loan products. Periodic changes are made to the rates and product features based on liquidity needs, competition, and general economic conditions. While the Company has $380.0 million in time deposits maturing in 2000, the Company=s previous experience indicates that a significant portion will "roll over" on maturity. Of this amount, $164.5 million represent time deposits over $100,000 (primarily municipalities whose deposits are collateralized) which are generally considered to be more volatile than "core" deposits. This amount increased from $90.9 million in 1998 as the Company built up cash to meet its Y2K liquidity needs rather than borrowings to meet potential year-end cash out flows. Management operates under a formal liquidity policy intended to provide adequate cash equivalents and other liquid assets to meet unforeseen outflows of time deposits, as well as outflows from other deposit products that the Company offers. Demand deposit growth has more than kept pace with overall deposit growth. For further information regarding the Company's deposits, see Item 7. "Management's Discussion and Analysis of Financial Condition -- Results of Operations."

      The average amount and the average rates paid on deposits are summarized in the following table (dollars in thousands):


                                                                        Year ended December 31,
                                                               AVERAGE                   AVERAGE                AVERAGE
                                                    1999         YIELD             1998    YIELD          1997    YIELD
                                                -------------------------------------------------------------------------
      Noninterest bearing demand deposits            $240,407        -        $228,010      -         $204,638   -
      Money Market & NOW accounts                     364,555      3.15%       386,160     3.72%       337,096  3.88%
      Savings deposits                                269,005       2.51       333,273      3.44       368,277  3.79
      Time deposits                                   482,101       4.90       511,892      5.33       524,625  5.40
                                                -------------------------------------------------------------------------
      Total deposits                               $1,356,068      3.09%    $1,459,335     3.64%    $1,434,636  3.86%
                                                =========================================================================


The maturities of time deposits under $100,000 and time deposits of $100,000 or more outstanding at December 31, 1999, are summarized for the periods indicated in the following table (balances in thousands):


                                                     Time Deposits Under           Time Deposits
                                                                $100,000        $100,000 or More                   Total
                                                 ------------------------------------------------------------------------
      BALANCES OUTSTANDING AT DECEMBER 31,
      1999, MATURING IN:
      3 months or less                                           $91,876                $128,976                $220,852
      Over 3 through 6 months                                     72,052                  23,998                  96,050
      Over 6 through 12 months                                    51,653                  11,480                  63,133
      Over 12 months                                             123,019                  39,250                 162,269
                                                 ------------------------------------------------------------------------
      Total                                                     $338,600                $203,704                $542,304
                                                 ========================================================================


TRUST SERVICES

      The Bank maintains a Trust Department which offers a wide range of custodial, investment management, and investment advisory services to the Bank=s customers. The Trust Department also offers the administration of personal trusts and estates in a fiduciary capacity, self-directed IRA and Keogh accounts and pension accounts. At December 31, 1999, customer assets under administration totaled approximately $294.8 million, representing approximately 626 accounts.

NON-DEPOSIT INVESTMENT PRODUCTS

      Although the Company has offered fixed rate annuities for some time, during 1998 the Company began offering a wide range of non-deposit investment products to its customers, through appropriately licensed representatives, under a third party agency relationship. Such products include mutual funds and variable rate annuities. Total sales of non-deposit products for 1999 was $32.0 million.

COMPETITION

      The Bank principally competes in a market area of seven New York counties (Dutchess, Putnam, Orange, Sullivan, Westchester, Rockland and Ulster). As of June 1999 (the latest available data), such market area included 24 commercial banks (299 branches) with deposits of $10.2 billion, 35 thrift institutions (101 branches) with deposits of $4.9 billion, and 69 credit unions (69 branches) with deposits of $2.1 billion. Total market deposits aggregated $17.2 billion as of such date. As of that date, the Bank had the largest share of the total commercial bank deposits in combined Dutchess and Putnam counties (12%), and was second in market share for Ulster County with 11%.

      Management believes that the Bank is a prominent financial institution in its market area. Although the Bank faces competition for deposits from other financial institutions and other investment vehicles offered by securities firms, management believes the Bank has been able to compete effectively for deposits because of its image as a community-oriented bank and the high level of service it offers its local customers. Many of the Bank=s competitors have substantially greater resources and lending limits, and as such may offer a greater array of products and services. The Bank has emphasized personalized banking and the advantage of local decision-making in its banking business, which strategy appears to have been well received in the Bank's market area. The Bank does not rely upon any individual, group, or entity for a material portion of its deposits.

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

      CREDIT RISK. Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities and entering into certain off-balance-sheet financial transactions. Risk associated with the extension of credit includes general risk, which is inherent in the lending business, industry risk, and risk specific to individual borrowers. The Company seeks to manage credit risk through portfolio diversification, underwriting policies and procedures, and loan monitoring practices.

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

For additional information relating to the Company's risk management processes, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

BANK HOLDING COMPANY REGULATION

      The Company is a registered bank holding company under the BHCA and is subject to Reserve Board regulations, examination, supervision, and reporting requirements. Under the BHCA, a bank holding company must obtain Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of a bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares. Reserve Board approval also must be obtained before any bank holding company acquires all or substantially all of the assets of another bank or bank holding company or merges or consolidates with another bank holding company. The George Gale Foster Corporation ("GGF"), which controls approximately 5.73% of the Company's Common Stock, is also a registered bank holding company of the Bank under the BHCA. As a result, GGF may have to obtain Reserve Board approval prior to the Company being able to undertake certain activities.

      Under the Change in Bank Control Act, persons who intend to acquire control of a bank holding company, whether acting directly or indirectly or through or in concert with one or more persons, must give 60 days prior written notice to the Reserve Board, unless the transaction is subject to prior Reserve Board approval under the BHCA. "Control" exists when the acquiring party has voting control of at least 25% of any class of the bank holding company's voting securities or the power to direct the management or policies of such company. Under the Reserve Board regulations, a rebuttable presumption of control arises with respect to an acquisition where, after the transaction, the acquiring party has ownership, control, or the power to vote at least 10% (but less than 25%) of any class of the Company's voting securities. The Reserve Board may disapprove proposed acquisitions of control on certain specified grounds.

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

      The BHCA prohibits a bank holding company, with certain limited exceptions, from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or a bank holding company, and from engaging in any activities other than those of banking, managing or controlling banks, or activities which the Reserve Board has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto.

      The recently enacted Gramm-Leach-Bliley Act ("GLB Act") permits a qualifying bank holding company to become a financial holding company and thereby to affiliate with a broader range of financial companies than has previously been permitted for a bank holding company. Permitted affiliates include securities brokers, underwriters and dealers, investment managers, insurance companies and companies engaged in other activities that are declared by the Reserve Board, in cooperation with the Treasury Department, to be "financial in nature or incidental thereto" or declared by the FRB unilaterally to be "complementary" to financial activities. A bank holding company may elect to become a financial holding company if each of its subsidiary banks is "well capitalized," is "well managed," and has at least a "satisfactory" CRA rating.

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

      Under current capital adequacy guidelines, bank holding companies and banks must maintain minimum leverage ratios of Tier 1 capital to adjusted average total consolidated assets of 3.0% for bank holding companies and banks meeting certain specified criteria, which include having the highest composite regulatory examination rating, and 4.0% for all other bank holding companies and banks, such as the Company and Bank. Bank holding companies and banks must also maintain minimum ratios of total risk based capital to risk-weighted assets of 8.0%, including a minimum ratio of Tier 1 capital to risk-weighted assets of 4.0%. The risk-weighted asset base is determined by assigning each asset and the credit equivalent amount of off-balance sheet items to one of several broad risk categories, after which the aggregate dollar value of the items in each category is multiplied by a weight (ranging from 0% to 100%) assigned to each asset category and totaled. The federal bank regulatory agencies may set higher capital requirements when particular circumstances warrant. Regulators also consider interest rate risk, concentrations of credit risk and the risk arising from non-traditional activities, as well as the ability to manage these risks, as important factors in assessing overall capital adequacy. Exposure to a decline in the economic value of capital due to changes in interest rates is also considered in evaluating capital adequacy.

      At December 31, 1999, the Company and Bank exceeded all minimum capital requirements. The Company had a ratio of Tier I capital to total average assets of 9.25%, a ratio of Tier 1 capital to risk-weighted assets of 12.54%, and a ratio of total capital to risk-weighted assets of 13.79%. The Bank had a ratio of Tier 1 capital to total assets of 8.17%, a ratio of Tier 1 capital to risk-weighted assets of 11.39%, and a ratio of total capital to risk-weighted assets of 12.64%.

      The Company's ability to pay dividends and expand business can be restricted if capital falls below minimum requirements. In addition, the Comptroller has established levels at which a national bank is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, and is required to take prompt corrective action with respect to banks that fall below minimum capital standards. In addition, the Comptroller may determine that a national bank should be classified in a lower category based on other information, such as the institution's examination report, after written notice. The degree of regulatory intervention is tied to an insured institution's capital category. The prompt corrective actions for undercapitalized institutions include increased monitoring and periodic review of capital compliance efforts, a requirement to submit a capital plan, restrictions on dividends and total asset growth, and limitations on certain new activities (such as opening new branch offices and engaging in acquisitions and new lines of business). At December 31, 1999, the Bank met the requirements for a "well-capitalized" institution based on its capital ratios as of such date.

      In connection with the submission of a capital restoration plan, a company that has control of an undercapitalized institution must guarantee that the institution will comply with the plan and provide appropriate assurances of performance. The aggregate liability of any such controlling company under such guaranty is limited to the lesser of (i) 5% of the institution's assets at the time it became undercapitalized, or (ii) the amount necessary to bring the institution into capital compliance at the time it failed to comply with its capital plan. If the Bank becomes undercapitalized, the Company will be required to guarantee performance of the capital plan as a condition of the approval of the plan by the Comptroller.

TRANSACTIONS WITH AFFILIATES

      The Bank is also subject to federal law that limits its transactions to or on behalf of the Company and to or on behalf of any nonbank subsidiaries. Such transactions are individually limited to 10 percent of the Bank's capital and surplus and, with respect to the Company and all nonbank subsidiaries, to an aggregate of 20 percent of the Bank's capital and surplus. Further, loans and extensions of credit to or on behalf of the Company or non-bank subsidiaries generally are required to be secured by eligible collateral in specified amounts. Federal law also prohibits the Bank from purchasing "low-quality" assets from affiliates.

DEPOSIT INSURANCE

      The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law. Most of the deposits of the Bank are subject to deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC. However, approximately $11.3 million in deposits are subject to assessments of the Savings Association Insurance Fund ("SAIF") of the FDIC.

      The assessment rates imposed on all FDIC deposits for deposit insurance ranges from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. The rate does not differ between BIF and SAIF-insured deposits. However, because legislation enacted in 1996 requires all FDIC-insured institutions to bear the cost of bonds issued by the Financing Corporation ("FICO"), the FDIC is currently assessing an additional 2.12 basis points per $100 of insured deposits, on an annualized basis, to cover those obligations. The Bank's current assessment rate is 0 basis points before the FICO assessment.

FEDERAL RESERVE SYSTEM

      The Bank is a member of the Federal Reserve Bank of New York, which is one of 12 regional Federal Reserve Banks comprising the Federal Reserve System. The Federal Reserve Bank of New York provides a central credit facility for member institutions. As a member bank, the Bank is required to own shares of Federal Reserve Bank capital stock in an amount equal to 6% of the Bank's paid-up capital and surplus. The Bank is in compliance with this requirement with an investment in Federal Reserve Bank of New York stock at December 31, 1999 of 34,212 shares. The Reserve Board also requires depository institutions to maintain non-earning reserves against certain transaction accounts (primarily checking accounts) and non-personal time deposits (those which are transferable or held by a person other than a natural person). At December 31, 1999, the Bank was in compliance with these requirements.

RESTRICTIONS ON THE PAYMENT OF DIVIDENDS

      The principal source of the Company's revenue and cash flows is dividends from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. As of January 2000, the amount available for payment of dividends to the Company by the Bank totaled $5.0 million. In addition, the Comptroller has authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition if such payment is deemed to constitute an unsafe or unsound practice. The Comptroller and the Reserve Board have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The ability of the Bank to pay dividends could be further influenced by bank regulatory and supervisory policies.

      Under New York law, the Company may declare and pay dividends on its outstanding common stock out of available surplus, unless such payment would render the Company insolvent. As of December 31, 1999, the Company had $39.8 million in "available surplus" for such purposes.

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

COMMUNITY REINVESTMENT

      Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977, as amended (the "CRA"). A bank's record in meeting the credit needs of its community, including low-and moderate-income neighborhoods is evaluated as part of the examination process, as well as when an institution applies to undertake a merger, acquisition, or to open a branch facility. The Bank received a satisfactory CRA rating during its 1999 OCC examination.

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

LEGISLATIVE PROPOSALS AND REFORM

      The GLB Act was enacted in 1999, and permits qualifying bank holding companies to become financial holding companies and thereby to affiliate with securities brokers, underwriters and dealers, investment managers, insurance companies and companies engaged in certain other financial activities. Qualifying bank holding companies are required to file a declaration with the Reserve Board to become financial holding companies. Similarly, the GLB Act authorized qualifying national banks to file a certification with the OCC to engage in expanded activities through the formation of a "financial subsidiary." A national bank may have a "financial subsidiary" engaged in any activity that is financial in nature or incidental to a financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking. In order to qualify to establish or acquire a financial subsidiary, a national bank and each of its depository institution affiliates, must be "well-capitalized" and "well-managed," and may not have a less than satisfactory CRA rating. The total assets of all financial subsidiaries of a national bank may not exceed the lesser of $50 billion or 45% of the parent bank's total assets.

      The GLB Act also contains provisions requiring financial institutions to protect the privacy of customer information and allowing customers, subject to certain exceptions, to opt out of institutions providing customer information to unaffiliated third parties for marketing purposes.

      No assurance can be given as to whether any additional legislation will be enacted or as to the effect of such legislation on the business of the Company.

EMPLOYEES

      As of December 31, 1999, the Company had 461 full-time and 90 part-time employees. The employees are not represented by a collective bargaining agreement. The Company believes its relationship with its employees to be satisfactory.

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


NAME                                  AGE(a)     POSITION WITH THE COMPANY AND/OR THE BANK AND RECENT  EXPERIENCE
----                                  -----      ----------------------------------------------------------------
T. JEFFERSON CUNNINGHAM III           57         CHAIRMAN AND CEO OF THE COMPANY AND THE BANK.

JOHN CHARLES VANWORMER                52         PRESIDENT  OF THE COMPANY AND THE BANK.

IAN C. LUCY                           45         EXECUTIVE VICE PRESIDENT OF THE BANK (1999-PRESENT); PRINCIPAL ICLA
                                                 CONSULTING (1995-1999)

DAVID S. MACFARLAND                   56         EXECUTIVE VICE PRESIDENT OF THE BANK

PAUL A. MAISCH                        44         EXECUTIVE VICE PRESIDENT OF THE BANK; TREASURER AND CHIEF FINANCIAL OFFICER OF THE
                                                 COMPANY.

RONALD M. BENTLEY                     47         EXECUTIVE VICE PRESIDENT OF THE BANK (1999-PRESENT); REGIONAL
                                                 RETAIL PRIVATE BANKING MANAGER, KEY BANK, ALBANY (1996-1999); EASTERN
                                                 REGIONAL ADMINISTRATOR, KEY BANK, ALBANY (1994-1996).

ROBERT APPLE                          44         CORPORATE COUNSEL AND CORPORATE SECRETARY OF THE COMPANY AND
                                                 THE BANK.

PAUL S. MACK                          52         EXECUTIVE VICE PRESIDENT, CHIEF CREDIT OFFICER OF THE BANK.

GEORGE ELFERINK                       60         SENIOR VICE PRESIDENT/SENIOR TRUST OFFICER OF THE BANK
                                                 (1997-PRESENT); PRESIDENT OF KEY TRUST CO. (1996-1997); EXECUTIVE
                                                 VICE PRESIDENT OF KEY TRUST CO. (1993-1995).


(a) AS OF FEBRUARY 29, 2000

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

The Company, through the Bank, also owns 15 other banking premises which are used almost exclusively for conducting commercial banking business. Similarly, the Bank leases 17 other branch banking premises for conducting its commercial banking business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of Premier National Bancorp, Inc. during the fourth quarter of 1999.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been listed on American Stock Exchange (AMEX), since August 4, 1997, and currently trades under the symbol "PNB". On March 15, 2000, there were approximately 2,200 shareholders of record of Common Stock and 16,088,948 shares of Common Stock issued and outstanding.

The following table sets forth the cash dividends declared by the Company on its Common Stock and the range of high and low prices of the Common Stock during the two most recent years based on high and low sale prices as quoted by the AMEX, since January 1, 1998. This table has been adjusted retroactively to give effect to the 10% stock dividends paid January 15, 1999 and January 14, 2000.


                                                  Cash Dividends Per
                                                         Share                     Price
                                                  -------------------------------------------------
                                                                            HIGH             LOW
      1998
        First Quarter                                    $.107           $20 21/32        $16 27/64
        Second Quarter                                    .107            19 47/64          17 9/16
        Third Quarter                                     .107             19 7/32          13 7/16
        Fourth Quarter                                    .118            15 45/64         12 19/64
      1999
        First Quarter                                     .118             17 3/64         13 41/64
        Second Quarter                                    .136              18 3/4          14 7/16
        Third Quarter                                     .136            18 41/64               15
        Fourth Quarter                                     .15             17 7/32         14 31/64


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

ITEM  6 - SELECTED FINANCIAL DATA (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------
THE FOLLOWING SELECTED FINANCIAL DATA FOR THE FIVE YEARS ENDED DECEMBER 31,
1999 IS DERIVED FROM THE CONSOLIDATED FINANCIAL STATEMENTS OF PREMIER
NATIONAL BANCORP INC. THE INFORMATION PRESENTED HAS BEEN RESTATED FOR ALL
YEARS TO REFLECT THE MERGER OF PROGRESSIVE BANK INC. WITH AND INTO HUDSON CHARTERED BANCORP, INC. TO BECOME PREMIER NATIONAL BANCORP, INC. ON JULY 17, 1998. THE MERGER HAS BEEN ACCOUNTED FOR UNDER THE POOLING-OF-INTERESTS
METHOD. THE DATA SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED
FINANCIAL STATEMENTS, RELATED NOTES, AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN AT ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA AT OR FOR THE YEAR ENDED DECEMBER 31,

                                                             1999           1998*          1997*          1996           1995*
                                                             ----           -----          -----          ----           -----
BALANCE SHEET DATA:
AVERAGE   - ASSETS                                          $1,554,122     $1,630,920     $1,599,351     $1,550,059     $1,384,071
          - DEPOSITS                                         1,356,068      1,459,335      1,434,636      1,391,677      1,244,531
          - LOANS                                              963,955      1,002,263      1,046,967        996,539        940,371
          - EQUITY                                             148,032        153,001        141,767        133,055        123,083
YEAR END - ASSETS                                            1,595,666      1,574,169      1,615,018      1,572,055      1,439,697
          - DEPOSITS                                         1,367,779      1,407,059      1,452,698      1,420,027      1,288,072
          - LOANS                                              972,035        952,577      1,021,541      1,024,794        945,300
          - EQUITY                                             142,038        156,154        148,837        137,707        128,587
          - PREFERRED STOCK INCLUDED IN EQUITY                                                                               5,713
          - INTEREST-EARNING ASSETS                          1,504,368      1,481,798      1,531,793      1,476,198      1,345,025
          - INTEREST-BEARING LIABILITIES                     1,190,913      1,167,495      1,235,643      1,222,003      1,099,356
INCOME DATA:
  NET INTEREST INCOME                                          $65,302        $67,095        $66,054        $62,901        $57,265
  PROVISION FOR LOAN LOSSES                                     (2,000)        (5,929)        (4,475)        (5,150)        (2,900)
  REALIZED GAINS ON SALES OF SECURITIES AND LOANS, NET             214            816            782            327            958
  TOTAL OTHER OPERATING INCOME                                  10,109          8,736          8,687           9,379         8,127
                                                            ----------     ----------     ----------     -----------    ----------
  GROSS OPERATING INCOME                                        73,625         70,718         71,048         67,457         63,450
  TOTAL OTHER OPERATING EXPENSES                               (42,596)       (49,988)       (43,411)       (42,566)       (41,735)
                                                            ----------     ----------     ----------     -----------    ----------
  INCOME BEFORE INCOME TAXES                                    31,029         20,730         27,637         24,891         21,715
  INCOME TAXES (3)                                             (10,431)        (7,678)        (9,997)        (6,904)        (7,964)
                                                            ----------     ----------     ----------     -----------    ----------
  NET INCOME                                                    20,598         13,052         17,640         17,987         13,751
                                                            ----------     ----------     ----------     -----------    ----------
  DIVIDEND REQUIREMENTS OF PREFERRED STOCK                         0               0               0            (89)          (414)
                                                            ----------     ----------     ----------     -----------    ----------
  NET INCOME APPLICABLE TO COMMON SHARES                       $20,598        $13,052        $17,640        $17,898        $13,337
                                                            ==========     ==========     ==========     ===========    ==========
PER COMMON SHARE: (1)
  BASIC EARNINGS                                                 $1.23          $0.76          $1.04          $1.05          $0.81
  DILUTED EARNINGS                                                1.21           0.74           1.01           1.03           0.76
  CASH DIVIDENDS                                                  0.54           0.44           0.41           0.34           0.28
  BOOK VALUE (2)                                                  8.65           9.04           8.73           8.09           7.47
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING: (1)
  BASIC                                                     16,793,000     17,174,300     16,963,100     17,011,500     16,554,000
  DILUTED                                                   17,057,400     17,565,900     17,427,300     17,423,000     17,641,800
SELECTED FINANCIAL RATIOS:
  RETURN ON AVERAGE ASSETS                                       1.33%          0.80%          1.10%          1.16%          0.99%
  RETURN ON AVERAGE EQUITY                                       13.91           8.53          12.44          13.45          10.84
  AVERAGE EQUITY TO AVERAGE ASSETS                                9.53           9.38           8.86           8.57           8.89
  ALLOWANCE FOR LOAN LOSSES AS A PERCENTAGE OF LOANS              2.19           2.18           1.85           1.78           1.75
  ALLOWANCE FOR LOAN LOSSES AS A PERCENT OF NONPERF. LOANS         290            226            214            181            155
  NONPERFORMING LOANS AND OREO TO TOTAL LOANS & OREO              0.89           1.03           1.00           1.26           1.47
  CAPITAL TO RISK-WEIGHTED ASSETS                                13.79          15.38          15.30          14.88          16.16
  COMMON DIVIDEND PAYOUT RATIO                                   41.69          62.89          33.80          32.80          35.10

  TIER 1 CAPITAL TO AVERAGE ASSETS (LEVERAGE RATIO)               9.25           9.13           8.69           8.11           8.89


*INCLUDES AFTER TAX MERGER EXPENSE OF $5,316,000, $314,000, AND $145,000 IN 1998, 1997 AND 1995 RESPECTIVELY.
(1)INFORMATION HAS BEEN ADJUSTED RETROACTIVELY TO GIVE EFFECT TO THE 10% STOCK DIVIDENDS DECLARED IN DECEMBER 1995, DECEMBER 1996, DECEMBER 1998 AND DECEMBER 1999, AS WELL AS A 50% STOCK DIVIDEND DECLARED SEPTEMBER 1997.
(2)AS TO 1995 INCLUDES THE DILUTIVE EFFECT OF SERIES B CONVERTIBLE PREFERRED STOCK OF APPROXIMATELY 880,000 SHARES.
(3)THE 1996 TOTALS REFLECT A TAX BENEFIT OF $2.4 MILLION RELATED TO SETTLEMENT OF AUDITS OF CERTAIN PRIOR YEARS' TAX RETURNS.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is to be read in conjunction with the Company's consolidated financial statements, presented elsewhere in this report under
Item 8.

FINANCIAL CONDITION

The following table compares the changes in major categories of the Company's balance sheet from December 31, 1998 to December 31, 1999 (dollars in thousands):

                                                                                      CHANGE 12/31/99 VS. 12/31/98
                                                                                      ----------------------------
                                           12/31/99              12/31/98              AMOUNT               PERCENT
                                           --------              --------              ------               -------
CASH & CASH EQUIVALENTS                     $78,671              $174,330             $(95,659)             (54.9)%
SECURITIES                                  478,765               386,851                91,914                23.8
LOANS                                       993,821               973,847                19,974                 2.1
ALLOWANCE FOR LOAN LOSSES                  (21,786)              (21,270)                 (516)               (2.4)
PREMISES & EQUIPMENT                         26,982                28,714               (1,732)               (6.0)
OTHER                                        39,213                31,697                 7,516                23.7
                                         ----------            ----------             ---------
TOTAL ASSETS                             $1,595,666            $1,574,169               $21,497                 1.4%
                                         ==========            ==========             =========             =======
DEPOSITS:
NON-INTEREST BEARING                       $252,166              $241,289              $10,877                 4.5%
INTEREST BEARING                          1,115,613             1,165,770              (50,157)               (4.3)
                                         ----------            ----------             ---------             -------
TOTAL DEPOSITS                            1,367,779             1,407,059              (39,280)               (2.8)
OTHER INTEREST BEARING
LIABILITIES                                  75,300                 1,725                73,575              4265.2
OTHER LIABILITIES                            10,549                 9,231                 1,319                14.3
                                         ----------            ----------             ---------             -------
TOTAL LIABILITIES                         1,453,628             1,418,015                35,613                 2.5
STOCKHOLDERS' EQUITY                        142,038               156,154              (14,116)               (9.0)
                                         ----------            ----------             ---------
TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                   $1,595,666            $1,574,169               $21,497                1.4%
                                         ==========            ==========             =========             =======


Financial Condition

December 31, 1999 compared to December 31, 1998

Total assets in 1999 increased by $21.5 million from year end 1998 or 1.4%. Such increases were principally in net loans of $19.5 million and securities of $91.9 million. These increases were offset by declines of $95.7 million in cash and cash equivalents. Of the change in loans, residential mortgages, principally ARM's, and construction loans held by the Bank and Home Equity loans decreased $19.2 million or 4.5% and consumer and other decreased $15.4 million or 8.1%. Although the balances of residential mortgages held by the Bank declined, new originations of such loans totaled approximately $78.7 million of which approximately $4.7 million were sold into the secondary market reflecting the Company's interest rate risk management policy. These decreases were offset by growth in commercial mortgage loans which increased by $18.9 million or 7.8%, commercial and industrial loans which increased $4.8 million or 4.2%, and indirect loans which increased $6.9 million or 6.1%.

Taxable non-corporate securities decreased by $15.6 million, or 8.5%, at year end while municipal holdings increased by $38.1 million or 33.2%. This shift was made principally by investing in "bank-qualified" bonds within New York State, where the tax equivalent yields are significantly higher (and market price volatility value risks lower) than other securities of comparable maturity. Corporate securities also increased by $71.4 million or 71.2% reflecting the Company's leverage strategy, principally funded by $75 million of borrowed funds (Federal Home Loan Bank advances and short-term repurchase agreements).

Deposits decreased by $39.3 million principally reflecting the Company's interest rate policies in light of its high liquidity. While noninterest bearing deposits increased by $10.9 million, interest bearing deposits declined by $50.2 million. Of the decrease in interest bearing deposits, $69.0 million of growth in time deposits was largely offset by declines in savings accounts of $55.8 million, NOW accounts $8.8 million, and money market accounts of $54.6 million. Decline in savings and money market accounts reflect the Company's decision to not "price up" its basic products and instead to compete for funds using special term CDs, municipal deposits and other promotional products. For additional information regarding deposits, see "Item 1 - BUSINESS--Deposits".

Additionally, net investments in premises and equipment decreased by $1.7 million due principally to sales of bank properties of $.9 million. Other assets increased $7.5 million, primarily due to higher levels of accrued interest income receivable and deferred taxes.

The allowance for loan losses grew by $.5 million to $21.8 million or a 2.4 % increase, as provisions for loan losses of $2.0 million exceeded net charge-offs of $1.5 million. The allowance for loan losses represented 2.19% of total loans for 1999 compared to 2.18% in 1998. Further, the allowance for loan losses was 290% of nonperforming loans at December 31, 1999 compared to 226% at December 31, 1998, as nonperforming loans decreased from $9.4 million at year end 1998 to $7.5 million at year end 1999.

Stockholders' equity decreased $14.1 million or 9.0% in 1999 compared to year-end 1998. Credits of $20.6 million from net income and $6.5 million from the sale of additional shares of stock through the Company's dividend reinvestment and employee stock option plans, were offset by cash dividends declared of $9.0 million, treasury stock repurchases of $24.1 million and $8.1 million from the net change in the unrealized loss on securities available for sale, after tax.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wishing to withdraw funds or borrowers who need to draw funds under their available credit facilities.

As detailed in the Company's Consolidated Statement of Cash Flows included in the financial statements, cash flows are derived from three sources: cash flows from operating activities, cash flows from investing activities and cash flows from financing activities. Net cash provided by operating activities was $23.2 million in 1999. Investing activities (primarily purchases and sales of securities and the funding of loans) utilized $127.0 million in 1999 as purchases of securities of $264.6 million exceeded sales, maturities, and prepayment of loans and securities of $162.9 million. Financing activities provided $8.1 million as proceeds of new common stock issuances of $6.5 million and net borrowings of $73.6 million were offset by $39.3 million decrease in deposits, cash dividends paid of $8.6 million and stock repurchases and redemptions of $24.1 million. The overall result was that cash and cash equivalents decreased $95.7 million at December 31, 1999. The Company's liquidity ratio (defined as cash and cash equivalents plus securities available-for-sale [$530.7 million] to total assets) was 33.3% at year-end 1999. The average life of the available-for-sale portfolio, on a rate sensitivity basis, is slightly over three years. These liquid assets, together with maturing loans, are deemed by management to be more than adequate to meet expected liquidity needs. In addition, the Bank is a member of the Federal Home Loan Bank and has the ability to borrow substantial further funds ($55 million) under its secured advance program.

The Holding Company's own liquidity needs are chiefly for paying dividends. The principal sources of income for the Company are investment income and dividends and rents received from the Bank. Dividends from the Bank are subject to certain regulatory limitations at year-end. The Company had ample cash and liquid investments at the holding company level [$8.8 million] to meet its reasonably anticipated cash needs in 2000.

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

Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Bank's regulator developed risk-based capital standards that take account of interest-rate risk, concentration of credit risk, the risk of nontraditional activities and the actual performance and expected risk of loss on multi-family mortgages. Such standards may have the effect of increasing the level of regulatory capital that the Company and Bank are required to maintain. The Company's risk based capital ratio as of December 31, 1999 was 13.79%.

In February 1999, the Board of Directors approved a stock repurchase program and authorized management to purchase up to 1,250,000 shares (approximately 7.9%) of the Company's common stock from the market. This program was completed in December 1999. The Company's Board of Directors approved a further 1,000,000 shares (approximately 6.8%). At the current market prices at the time of the approval, the total second repurchase program would utilize approximately $11 - $15 million offset by Dividend Reinvestment Plan issuances estimated to total approximately $2.5 million and an unknown amount of employee stock option exercises over the period. The purpose of the repurchase program is to offset the effects of new stock issuances under the Company's dividend reinvestment and stock option plans and for other general corporate purposes. The Company has sufficient cash and securities and plans to effect this repurchase program over the next two years.

YEAR 2000

During 1999, the Company completed the process of preparing for the year 2000 date change event. This process involved reviewing, modifying and replacing existing hardware and software, as necessary. The Company also assessed the year 2000 preparedness of third parties such as vendors, customers, governmental entities and others. Contingency plans, subject to oversight and regulation by certain federal bank regulatory authorities, for year 2000 issues were maintained. Business continuity plans were reviewed and strengthened to address year 2000 implications.

The estimated total cumulative cost to become year 2000 ready through December 31, 1999, which has been expensed as incurred, was approximately $300,000. No significant outlays were made to replace existing systems solely for year 2000 reasons, although approximately $400,000 was spent in 1999 to upgrade the Bank's personal computer network during the year.

The Company to date has not encountered any materially significant problems associated with its mission critical systems or service providers as a result of the date change event.

Unanticipated issues associated with the year 2000 date change event could still occur that may have an adverse impact on the financial condition and results of operations of the Company, its customers and service providers. To the extent that customers' financial positions are weakened due to year 2000 issues, credit quality could be adversely affected. It is not possible to predict with certainty all of the adverse effects that could result from a failure of third parties to address year 2000 issues or whether such effects could have a material adverse impact on the Company.

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

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of December 31, 1999, based upon the known repricing dates of certain assets at amortized cost and liabilities and the assumed repricing dates of others. As shown in the chart below, at December 31, 1999, assuming no management action, the Company's principal interest rate risk is to a rising rate environment within the one-year time frame and a declining interest rate risk beyond the one year time frame. That is, net interest revenue would be expected to be adversely affected by an increase in interest rates above the rates embedded in the current yield curve, principally due to the higher level of liabilities ($1,036 million) that would reprice relative to similarly situated assets ($666.0 million) in that time frame. This exposure would be mitigated over the longer term as the Company has $686.6 million more in repriceable interest earning assets than interest bearing liabilities beyond one year. Demand deposits (approximately 20% of total assets) and capital serves to mitigate the effects of increases in interest rates and reduces the average cost of total liabilities.

This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of rate and spread movements nor management's actions that may be taken to manage this risk (dollars in thousands).

                                       THREE          FOUR           TOTAL                        GREATER
                                      MONTHS       MONTHS TO       WITHIN ONE   ONE YEAR TO      THAN FIVE
MATURITY REPRICING DATE (1) (2)       OR LESS       ONE YEAR          YEAR      FIVE YEARS         YEARS          TOTAL
------------------------------------------------------------------------------------------------------------------------
SECURITIES                            $132,396        $33,088       $165,484       $186,457       $137,985      $489,926
FEDERAL FUNDS SOLD                      31,782              0         31,782              0              0        31,782
FIXED RATE LOANS                        82,568         67,351        149,919        242,150         48,410       440,479
FLOATING RATE LOANS                    160,675        158,122        318,797        225,137          2,092       546,026
                                    ----------     ----------     ----------       --------       --------      --------
TOTAL INTEREST
 EARNING ASSETS (1)                    407,421        258,561        665,982        653,744        188,487     1,508,213
                                    ----------     ----------     ----------       --------       --------      --------
OTHER INTEREST BEARING (3)             294,516        241,985        536,501         36,809              0       573,310
TIME AND OTHER (3)                     276,886        146,815        423,701        116,274          2,328       542,303
BORROWINGS                              75,300                        75,300                                      75,300
TOTAL INTEREST-
 BEARING LIABILITIES                   646,702        388,800      1,035,502        153,083          2,328     1,190,913
                                    ----------     ----------     ----------       --------       --------      --------
INTEREST SENSITIVITY GAP (4)        $(239,281)     $(130,239)     $(369,520)       $500,661       $186,159      $317,300
                                    ==========     ==========     ==========       ========       ========      ========
GAP AS A PERCENT OF
 EARNING ASSETS                       (15.87)%        (8.64)%       (24.50)%         33.20%         12.34%        21.04%
                                    ==========     ==========     ==========       ========       ========      ========


NOTES TO CHART:

(1) INTEREST RATE SENSITIVITY GAPS ARE DEFINED AS THE FIXED RATE POSITIONS (ASSETS LESS LIABILITIES) FOR A GIVEN TIME PERIOD. THE GAPS MEASURE THE TIME WEIGHTED DOLLAR EQUIVALENT VOLUME OF POSITIONS FIXED FOR A PARTICULAR PERIOD. THE GAP POSITIONS REFLECT A REPRICING DATE AT WHICH DATE FUNDS ARE ASSUMED TO "MATURE" AND REPRICE TO A CURRENT MARKET RATE FOR THE ASSET OR LIABILITY. THE TABLE DOES NOT INCLUDE LOANS ON NONACCRUAL STATUS OR NET UNREALIZED LOSSES RECORDED ON "AVAILABLE-FOR-SALE" SECURITIES AS OF DECEMBER 31, 1999.

(2) VARIABLE RATE BALANCES ARE REPORTED BASED ON THEIR REPRICING FORMULAS. FIXED RATE BALANCES ARE REPORTED BASED ON THEIR SCHEDULED CONTRACTUAL MATURITY DATES, EXCEPT FOR CERTAIN INVESTMENT SECURITIES AND LOANS SECURED BY 1-4 FAMILY RESIDENTIAL PROPERTIES THAT ARE BASED ON ANTICIPATED CASH FLOWS.

(3) SAVINGS ACCOUNTS: ONE HALF OF THE LEVEL OF "MERIT" SAVINGS ACCOUNTS, WHICH REPRICE AGAINST CHANGES IN THE FEDERAL RESERVE DISCOUNT RATE, ARE CLASSIFIED AS THREE MONTH TO SIX MONTH MATURITIES. THE BALANCE OF THESE ACCOUNTS ARE BEYOND ONE YEAR REPRICING CATEGORY. MANAGEMENT'S' ANALYSIS OF CHANGES IN LEVELS INDICATE THAT CHANGES IN THIS RATE ARE APPROXIMATELY HALF AS OFTEN AS CHANGES IN OTHER MARKET RATES. OTHER SAVINGS ACCOUNTS ARE CLASSIFIED AS FOUR MONTHS TO ONE YEAR MATURITIES, REFLECTING THE LAGGING PERIOD THAT HISTORICALLY EXISTS IN RATES PAID ON PASSBOOK AND SAVINGS ACCOUNTS.
         OTHER DEPOSITS: TIME DEPOSITS ARE CLASSIFIED BY CONTRACTUAL MATURITY
         OR REPRICING FREQUENCY. NOW ACCOUNTS ARE CLASSIFIED AS FOUR MONTHS
         TO ONE-YEAR MATURITIES. THE BALANCE OF DEPOSITS ARE CONSIDERED LESS THAN THREE MONTHS, INCLUDING ALL MONEY MARKET DEPOSIT ACCOUNTS. THE INTEREST RATE SENSITIVITY ASSUMPTIONS PRESENTED FOR THESE DEPOSITS
         ARE BASED ON HISTORICAL AND CURRENT EXPERIENCES REGARDING BALANCE RETENTION AND INTEREST RATE REPRICING BEHAVIOR.

(4) NON-INTEREST BEARING DEPOSIT LIABILITIES WERE APPROXIMATELY $252.0 MILLION AT DECEMBER 31, 1999.

INTEREST RATE RISK

Management of interest rate risk focuses on both tactical (one year or less) and structural (beyond one year) time frames. The Company has established interest rate risk limits based on an Earnings at Risk (EAR) concept and on an imputed market value of portfolio equity (MVPE). EAR measures the potential adverse impact on earnings from a given change in the yield curve, while the MVPE risk limit is set in terms of changes in the economic present value of future cash flow streams. To effectively measure and manage interest rate risk, the Company uses simulation analysis to determine the impact on EAR and MVPE under various interest rate scenarios. From these simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. Model parameters are determined based on past interest rate movements and are periodically updated. EAR is calculated by multiplying the gap between asset and liability maturities/repricings by given changes in the yield curve. MVPE is calculated by subtracting the net present value of deposits and other interest bearing liabilities from the net present value of interest earning assets using the same yield curve model. Both MVPE and EAR are measured assuming a parallel change in market interest rates up 300 basis points and down 300 basis points over a one-year shock.

While the Company principally utilizes the parallel rate shift model for monitoring its compliance with its interest rate risk limits, it also periodically reviews and assesses its rate risk exposure to non-parallel yield curve changes (including inversion). Compliance with established limits is monitored by the Investment Committee and the Company's interest rate risk profile is presented quarterly to the Board of Directors. Both MVPE and EAR assess the Company's interest rate risk based on the Company's current asset and liability mix. Such limit for MVPE changes is a maximum 50% change in the excess of the Company's current MVPE over the Company's GAAP equity value. At year-end 1999, this limit was $43.8 million. For EAR, the limit is not greater than a $15 million (pre-tax) change in EAR.

The following table presents an analysis of the sensitivity inherent in the Company's net interest income and market value of portfolio equity (market value of assets, less liabilities). The interest rate scenarios presented in the table are based on interest rates at December 31, 1999 adjusted by instantaneous parallel rate changes upward and downward of up to 300 basis points. Each rate scenario reflects unique prepayment and repricing assumptions.

Since there are limitations inherent in any methodology used to estimate the exposure to changes in market interest rates, this analysis is not intended to be a forecast of the actual effect of a change in market interest rates on the Company. The net interest income variability reflects the Company's negative interest rate sensitivity gap. The MVPE is significantly impacted by the estimated effect of prepayments on the value of loans, and amortizing investment securities. Further, this analysis is based on the Company's present profile of assets, liabilities and equity and does not reflect any actions the Company might undertake in response to changes in market interest rates. This action could minimize the change in both EAR and MVPE in the various rate scenarios (in thousands).

          Change in                                           Change in Market Value
       Interest Rates            Change in Net Interest        of Portfolio Equity
       (basis points)                 Income (EAR)                   (MVPE)                % Change MVPE
       -------------                  -----------                    -----                 -------------
            +300                        $(7,482)                   $(31,183)                  (13.58)%

            +200                         (4,852)                    (21,343)                   (9.30)

            +100                         (2,244)                    (10,493)                   (4.57)

               0                              0                           0                        0

            -100                          1,967                       9,378                     4.08

            -200                          3,376                      15,540                     6.77

            -300                          6,844                      16,164                     7.04

MORTGAGE-BACKED AND SBA SECURITIES OF U.S. GOVERNMENT AGENCIES

The Company currently invests in mortgage-backed securities (FHLMC, FNMA, and GNMA) and SBA pooled loans in connection with its asset/liability management strategy. As of December 31, 1999, the Company had $39.6 million in fixed rate securities and $51.3 million in adjustable rate securities of this nature. These securities are all guaranteed by U.S. Government agencies and are, therefore, of the highest investment grade. These securities are subject to varying monthly payments due to varying prepayments by the borrowers on the underlying loans. As a general rule, when interest rates rise, prepayments slow down, extending the anticipated maturities of the fixed rate securities. Conversely, when interest rates decline, prepayments rise, as many of the borrowers refinance their loans at lower rate levels. The Company may not be able to reinvest the proceeds of prepayments in securities or other earning assets with comparable yields, which can adversely affect net interest income. Prepayment levels affect the contractual repayment profile of the securities.

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

RESULTS OF OPERATIONS

The table that follows sets forth the major components of net income for each of the three years ended December 31, 1999, 1998 and 1997. Net income increased $7.5 million in 1999 over 1998, although the 1998 period included after-tax merger-related expenses of $5.3 million vs. none in 1999. The Company experienced a decrease in net interest income of $1.8 million, an increase in other income of $.8 million, reductions in the provisions for loan losses of $3.9 million and excluding merger expenses virtually unchanged operation expense levels. Reported diluted earnings per share increased by $.47 per share to $1.21. Net income for 1998 was $13.1 million or $.74 per diluted share compared to net income for 1997 of $17.6 million or $1.01 per diluted share. Excluding merger-related expenses, net income would have been $18.4 million in 1998 or $1.05 per diluted share compared to $18.0 million or $1.03 per diluted share in 1997.

Return on average assets was 1.33%, .80% and 1.10% in 1999, 1998 and 1997, respectively. The return on average equity was 13.91%, 8.53% and 12.44% in 1999, 1998 and 1997, respectively. Excluding merger-related expense, return on average assets would have been 1.13% and 1.12% in 1998 and 1997, respectively, and return on average equity would have been 12.01% and 12.66% for 1998 and 1997, respectively.


                    YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          %
                                         1999 VS.       CHANGE                  1998 VS.     % CHANGE
                                           1998        1999 VS.                   1997       1998 VS.
                               1999      VARIANCE        1998        1998       VARIANCE       1997        1997
-----------------------------------------------------------------------------------------------------------------
TOTAL INTEREST
  INCOME                     $109,303    $(11,024)       (9.2)%    $120,327     $(1,218)       (1.0)%    $121,545

TOTAL INTEREST
  EXPENSE                      44,001      (9,231)      (17.3)       53,232      (2,259)       (4.1)       55,491
                             --------------------                  --------------------                  --------
NET INTEREST INCOME            65,302      (1,793)       (2.7)       67,095       1,041         1.6        66,054

PROVISION FOR LOAN
  LOSSES                        2,000      (3,929)      (66.3)        5,929       1,454        32.5         4,475
                             --------------------                  --------------------                  --------
NET INTEREST INCOME
  AFTER PROVISION              63,302       2,136         3.5        61,166        (413)       (0.7)       61,579
  FOR LOAN LOSSES

OTHER INCOME                   10,323         771         8.1         9,552          83         0.9         9,469
                             --------------------                  --------------------                  --------
GROSS OPERATING
  INCOME                       73,625       2,907         4.1        70,718        (330)       (0.5)       71,048

MERGER EXPENSE                      0      (7,511)     (100.0)        7,511       6,970     1,288.4           541

OTHER EXPENSE                  42,596         119          .3        42,477        (393)       (0.9)       42,870
                             --------------------                  --------------------                  --------
INCOME BEFORE
  INCOME TAXES                 31,029      10,299        49.7        20,730      (6,907)      (25.0)       27,637

INCOME TAXES                   10,431       2,753        35.9         7,678      (2,319)      (23.2)        9,997
                             --------------------                  --------------------                  --------
NET INCOME                   $ 20,598    $  7,546        57.8%     $ 13,052     $(4,588)      (26.0)%    $ 17,640
                             --------------------                  --------------------                  --------
PER COMMON SHARE:*

  BASIC EARNINGS                $1.23                                  $.76                                 $1.04
                                =====                                  ====                                 =====

  DILUTED EARNINGS              $1.21                                  $.74                                 $1.01
                                =====                                  ====                                 =====


(*) BASED UPON THE WEIGHTED-AVERAGE NUMBER OF DILUTED SHARES OF COMMON STOCK OUTSTANDING DURING EACH OF THE PERIODS, ADJUSTED RETROACTIVELY FOR 10% STOCK DIVIDENDS DECLARED DECEMBER 1998 AND 1999 AND THE 50% STOCK DIVIDEND DECLARED SEPTEMBER 1997.

Net interest income is the primary component of the Company's earnings and is derived from interest income earned on loans and securities offset by interest expense paid on deposits and other interest-bearing liabilities.

The following table presents, for each of the years 1999, 1998 and 1997, the average balances of the various categories of the Company's balance sheet and the related interest income on earning assets and interest expense on interest-bearing deposits and liabilities. Also presented are the related average tax equivalent interest yields and interest rates paid on the Company's interest-earning assets and interest-bearing liabilities.

AVERAGE BALANCES, INTEREST, AND AVERAGE YIELDS/COSTS FOR THE YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS):

                                      1999                                    1998                                 1997
                                      ----                                    ----                                 ----
------------------------------------------------------------------------------------------------------------------------------------
                                                   AVERAGE                                AVERAGE                            AVERAGE
                       AVERAGE                     YIELD/       AVERAGE                   YIELD/     AVERAGE                 YIELD/
                       BALANCE      INTEREST       COST         BALANCE     INTEREST      COST       BALANCE     INTEREST    COST
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
------
LOANS(1)             $  963,955     $ 81,608       8.47%      $1,002,263    $ 89,807      8.96%    $1,046,967    $ 93,849    8.96%

TAXABLE
  SECURITIES            368,825       21,144       5.73          363,068      22,736      6.26        340,075      21,782    6.41

TAX-EXEMPT
  SECURITIES(2)         101,892        7,165       7.03           81,688       5,558      6.80         69,199       5,002    7.23

FED FUNDS SOLD           37,683        1,894       5.03           82,381       4,171      5.06         48,357       2,613    5.40
                     ----------     --------                  ----------    --------               ----------    --------
TOTAL INTEREST
  EARNING ASSETS      1,472,355      111,811       7.59        1,529,400     122,272      7.99      1,504,598     123,246    8.19
                     ----------     --------                  ----------    --------               ----------    --------
CASH & DUE FROM
  BANKS                  43,933                                   51,706                               44,344

PREMISES &
  EQUIPMENT              27,626                                   27,525                               25,654

OTHER ASSETS             31,861                                   42,425                               43,807

ALLOWANCE FOR
  LOAN LOSSES           (21,652)                                 (20,136)                             (19,052)
                     ----------                               ----------                           ----------

TOTAL NON-
  INTEREST
  EARNING ASSETS         81,768                                  101,520                               94,753

TOTAL ASSETS         $1,554,122      111,811       7.19%      $1,630,920     122,272      7.50%    $1,599,351     123,246    7.71%
                     ==========     ========                  ==========    =========               ==========    ========


LIABILITIES
-----------
MONEY MARKET         $  307,704       10,907       3.54       $  314,383      13,552      4.31     $  266,022      12,143    4.56

NOW ACCOUNTS             56,851          570       1.00           71,777         825      1.15         71,074         944    1.33

SAVINGS                 269,005        6,756       2.51          333,273      11,470      3.44        368,277      13,955    3.79

TIME DEPOSITS           482,101       23,634       4.90          511,892      27,290      5.33        524,625      28,342    5.40

OTHER                    38,259        2,134       5.58            1,725          95      5.51          1,809         107    5.91
                     ----------     --------                  ----------    --------               ----------    --------
TOTAL INTEREST
  BEARING
  LIABILITIES         1,153,920       44,001       3.81        1,233,050      53,232      4.32      1,231,807      55,491    4.50

DEMAND DEPOSITS         240,407                                  228,010                              204,638

OTHER                    11,763                                   16,859                               21,139
                     ----------                               ----------                           ----------
TOTAL NON-
 INTEREST
 BEARING
 LIABILITIES            252,170                                  244,869                              225,777

    (TABLE CONTINUED ON NEXT PAGE.)
------------------------------------------------------------------------------------------------------------------------------------



                                      1999                                    1998                                 1997
                                      ----                                    ----                                 ----
------------------------------------------------------------------------------------------------------------------------------------
                                                   AVERAGE                                AVERAGE                            AVERAGE
                       AVERAGE                     YIELD/       AVERAGE                   YIELD/     AVERAGE                 YIELD/
                       BALANCE      INTEREST       COST         BALANCE     INTEREST      COST       BALANCE     INTEREST    COST
------------------------------------------------------------------------------------------------------------------------------------
AVERAGE COST OF
  TOTAL LIABILITIES                                3.13%                                  3.60%                              3.81%

STOCKHOLDERS'
  EQUITY                148,032                                  153,001                              141,767
                     ----------                               ----------                           ----------
TOTAL LIABILITIES
  AND EQUITY         $1,554,122       44,001       2.83%      $1,630,920      53,232      3.26%    $1,599,351      55,491    3.47%
                     ==========     ========                  ==========    ========               ==========    ========

NET INTEREST
  MARGIN                              67,809       4.61%                      69,040      4.51%                    67,755    4.50%

LESS TAX
  EQUIVALENT
  ADJUSTMENTS                         (2,508)                                 (1,945)                              (1,701)
                                    --------                                --------                              -------
NET INTEREST
  INCOME                            $ 65,302       4.44%                    $ 67,095      4.39%                   $66,054    4.39%
                                    ========       ====                     ========      ====                    =======    ====

EXCESS OF INTEREST
  EARNING ASSETS
  OVER INTEREST                                                                                    $  272,791
  BEARING LIABILITIES  $318,435                               $  296,350

RATIO OF AVERAGE
  INTEREST EARNING
  ASSETS TO AVERAGE
  INTEREST BEARING
  LIABILITIES            127.60%                                  124.03%                              122.15%


(1)    AVERAGE BALANCES INCLUDE NON-ACCRUAL LOANS.

(2) YIELDS ON TAX-EXEMPT SECURITIES BASED ON A FEDERAL TAX RATE OF 35% IN 1999 AND 1998, AND 34% IN 1997.

The Company's net interest margin (tax equivalent net interest income divided by average earning assets) has continued to improve over the period from 4.50% in 1997 to 4.51% in 1998 and 4.61% in 1999 reflecting the Company's efforts to improve the quality of its core net interest income. The improved interest margin is primarily due to downward pricing of interest paid on interest bearing deposits and other interest bearing liabilities.

The table below details the changes in interest income and interest expense for the periods indicated due to both changes in average outstanding balances and changes in average interest rates (in thousands):


                                             1999 COMPARED TO 1998                   1998 COMPARED TO 1997
                                             ---------------------                   ---------------------
                                          INCREASE/(DECREASE) DUE TO:             INCREASE/(DECREASE) DUE TO:
                                       VOLUME         RATE       TOTAL(1)      VOLUME          RATE       TOTAL(1)
                                      --------      --------     ---------    --------       --------     --------
INTEREST EARNED ON:(2)

LOANS                                 $(3,433)      $(4,766)     $ (8,199)    $(4,006)       $   (36)     $(4,042)

TAXABLE SECURITIES                        361        (1,953)       (1,592)      1,440           (486)         954

TAX-EXEMPT SECURITIES                   1,375           232         1,607         850           (294)         556

FEDERAL FUNDS SOLD                     (2,263)          (14)       (2,277)      1,723           (165)       1,558
                                      --------      --------     ---------    --------       --------     --------
TOTAL INTEREST INCOME                  (3,960)       (6,501)      (10,461)          7           (981)        (974)
                                      --------      --------     ---------    --------       --------     --------
INTEREST PAID ON:

MONEY MARKET ACCOUNTS                    (288)       (2,357)       (2,645)      2,085           (676)       1,409

NOW ACCOUNTS                             (172)          (83)         (255)          8           (127)        (119)

SAVINGS ACCOUNTS                       (2,212)       (2,502)       (4,714)     (1,205)        (1,280)      (2,485)

TIME DEPOSITS                          (1,588)       (2,068)       (3,656)       (679)          (373)      (1.052)

OTHER                                   2,012            27         2,039          (4)            (8)         (12)
                                      --------      --------     ---------    --------       --------     --------
TOTAL INTEREST EXPENSE                 (2,248)       (6,983)       (9,231)        205         (2,464)      (2,259)
                                      --------      --------     ---------    --------       --------     --------
NET INTEREST MARGIN                    (1,712)          482        (1,230)       (198)         1,483        1,285

LESS TAX EQUIVALENT EFFECT               (500)          (63)         (563)       (297)            53        (2.44)
                                      ========      ========     =========    ========       ========     ========
NET INTEREST INCOME                   $(2,212)      $   419      $ (1,793)    $  (495)       $ 1,536      $ 1,041
                                      ========      ========     =========    ========       ========     ========


(1) THE CHANGE IN INTEREST DUE TO BOTH RATE AND VOLUME HAS BEEN ALLOCATED TO VOLUME AND RATE CHANGES IN PROPORTION TO THE RELATIONSHIP OF THE ABSOLUTE DOLLAR AMOUNTS OF THE CHANGE IN EACH TO THE TOTAL CHANGE.

(2) YIELDS ON TAX EXEMPT SECURITIES BASED ON A FEDERAL TAX RATE OF 35% IN 1999 AND 1998 AND 34% IN 1997.

1999 vs. 1998 net interest income was positively impacted by $.4 million due to changes in rates. The primary component was decreases in rates paid on deposits of $7.0 million which offset falling yields on assets. However, the decline in loan volume led to an overall decline in net interest income as lower liability volume savings did not fully absorb the loss of lower loan volume income.

In 1998 vs. 1997, net interest income was positively impacted by $1.5 million, due to changes in rates. The primary components were decreases in rates paid on deposits of $2.5 million offsetting declines in investment portfolio yields. However, overall gross interest income was negatively impacted due to changes in volume. While the average loan interest volume decline of $4.0 million was offset by increases in the size of securities portfolio, the average changes in the volume of interest-bearing liabilities reduced interest income by $.2 million. After the effects of taxes, net interest income declined by $.5 million overall due to volume changes.

ASSET QUALITY AND PROVISIONS FOR LOAN LOSSES

The following table presents details of the Company's nonperforming assets and restructured loans. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to interest or principal or, with respect to "current" loans, if management has doubts about the ability of the borrower to regularly pay interest and/or principal on a timely basis. When interest accruals are discontinued, any interest income credited to the current year which has not been collected is reversed, and any uncollected interest accrued in the prior year is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the loan is in the process of collection and the estimated fair value of the collateral is sufficient to cover the principal and accrued interest. If payments on nonaccrual loans are made, income is recorded when received unless management has reason to doubt the ultimate collectibility of the principal remaining on the loan in which case all payments are applied to principal. Loans are returned to accrual status once doubt concerning collectibility has been removed and the borrower has demonstrated performance in accordance with the loan terms and conditions.

The table below summarizes the Company's non-performing assets and restructured loans for the years indicated (in thousands):


                                                                                 At December 31,

                                                         1999         1998          1997         1996      1995
                                                   -----------------------------------------------------------------
Nonaccrual loans (1)                                   $7,316       $8,868        $7,889       $9,113       $10,010
Accruing loans past due 90 days  or more (2)              164          497           443          645           694
Restructured loans and troubled  debt                      25           28           682          500         1,849
                                                   -----------------------------------------------------------------
Total non-performing loans                              7,505        9,393         9,014       10,258        12,553
                                                   -----------------------------------------------------------------
AMOUNT COLLATERALIZED BY REAL  ESTATE                   6,289        8,282         8,420        8,701        10,141
                                                   -----------------------------------------------------------------
Other real estate owned                                 1,369          628         1,366        2,923         1,758
                                                   -----------------------------------------------------------------
Total non-performing assets                            $8,874      $10,021       $10,380      $13,181       $14,311
                                                   =================================================================


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

(2) Includes loans and mortgages secured by residential real estate of $0, $224, $128, $457 and $406 at December 31, 1999, 1998, 1997, 1996, and
         1995, respectively.

Non-performing assets decreased by $1.1 million to $8.9 million at December 31, 1999. Of the amount of non-performing loans outstanding at December 31, 1999, $6.3 million is collateralized by real estate (approximately 83.8%). At December 31, 1998, the Company had $9.4 million in non-performing loans of which $8.3 million (88%) was collateralized by real estate compared to December 31, 1997 non-performing loans total $9.0 million (93% being collateralized by real estate). Other real estate owned (OREO) totaling $1.4 million, comprised eleven properties at December 31, 1999 of which five were commercial properties and six were residential properties. During the year the Company disposed of OREO properties totaling $2.2 million.

For a discussion of the allowance for loan losses, concentrations of credit risk and impaired loans, see Notes A, C and D to the 1999 Consolidated Financial Statements, under Item 8 contained herein. At December 31, 1999, there were no commitments to lend additional funds to borrowers whose loans were classified as non-performing.

If the Company's nonaccrual loans had been current in accordance with the original loan terms, $971,000 in gross interest income would have been recorded in 1999 vs. $892,000 in 1998 and $858,000 in 1997. The actual amount of interest income on nonaccrual loans recorded in interest income for 1999 was $319,000 vs. $100,000 in 1998 and $273,000 in 1997.

At December 31, 1999, the Company had a total of approximately $22.9 million in loans classified as substandard, in addition to the nonperforming assets noted above. Of this amount, $15.5 million are loans collateralized by real estate. Such loans may be classified as nonperforming in the future, if present concerns about the borrower's ability to comply with repayment terms become clearly evident. The following table details changes in the Allowance for Loan Losses for the years ended December 31 (in thousands):


                                                         1999         1998         1997         1996          1995
                                                      -------      -------      -------      -------       -------
Balance at beginning of year                          $21,270      $19,331      $18,533      $16,803       $17,728
Chargeoffs:
  Commercial                                             (368)        (406)      (1,448)        (894)         (441)
  Installment                                          (1,461)      (1,620)      (1,146)        (821)         (812)
  Real estate                                          (1,308)      (3,344)      (2,164)      (2,575)       (3,299)
                                                      -------      -------      -------      -------       -------
Total chargeoffs                                       (3,137)      (5,370)      (4,758)      (4,290)       (4,552)
                                                      -------      -------      -------      -------       -------
Recoveries:
  Commercial                                              322          462          164          118            81
  Installment                                             532          481          160          180           249
  Real estate                                             799          437          757          572           397
                                                      -------      -------      -------      -------       -------
Total recoveries:                                       1,653        1,380        1,081          870           727
                                                      -------      -------      -------      -------       -------
Net charge-offs                                        (1,484)      (3,990)      (3,677)      (3,420)       (3,825)
                                                      -------      -------      -------      -------       -------
Provision for loan losses                               2,000        5,929        4,475        5,150         2,900
                                                      -------      -------      -------      -------       -------
Balance at end of year                                $21,786      $21,270      $19,331      $18,533       $16,803
                                                      =======      =======      =======      =======       =======
Ratio of net charge-offs to
 average loans outstanding                                .15%         .40%         .35%         .34%          .41%
 during year
Allowance for loan losses as a
 percent of year-end loans                               2.19         2.18         1.85         1.78          1.75
Allowance as a percent of non-
 Performing loans                                         290          226          214          181           134


The provision for loan losses, which is charged to operations, is based on both the amount of net loan losses incurred and management's ongoing evaluation of the level and composition of risk in the loan portfolio. The evaluation considers, in addition to the results of a continuous program of individual loan assessment, factors including, but not limited to, and the effect of general economic conditions on its borrowers and recent trends, loan portfolio composition, the level of nonperforming assets, prior loan loss experience and trends, growth of the portfolio and management's statistical estimate of losses inherent in the portfolio. The Company has not been involved in any foreign loans or highly leveraged transactions, which are generally considered high-risk loans. The provision for loan losses decreased by $3.9 million or 66.3% in 1999 compared to an increase of $1.4 million or 32.5% in 1998. This decrease was substantially attributable to the reduced levels of charge-offs from the levels experienced in 1998 and to a special provision of $1.4 million taken in June 1998 to conform the provisioning policy of the constituent banks in the July 1998 merger.

The ratio of allowance for loan losses to total loans has increased from 1.75% in 1995 to 2.19% in 1999 which increase is also reflected in an increased ratio of the loan loss allowance to nonperforming loans. The Company's loan loss allowance model reflects the risk potential of both performing and non-performing loans. Net charge-offs of loans were $1.5 million in 1999 as compared to $4.0 million in 1998 and $3.7 million in 1997.

The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans:


                               1999               1998              1997              1996              1995
                         -------------------------------------------------------------------------------------------
                                    % OF              % OF              % OF              % OF               % OF
BALANCE AT END OF                   TOTAL             TOTAL             TOTAL             TOTAL              TOTAL
YEAR APPLICABLE TO:       AMOUNT    LOANS   AMOUNT    LOANS    AMOUNT   LOANS    AMOUNT   LOANS    AMOUNT    LOANS
                         -------------------------------------------------------------------------------------------
COMMERCIAL                 $4,426    11.9%   $2,472    11.7%    $2,131    9.0%    $2,476    7.9%    $2,355     7.9%
CONSUMER & OTHER            3,399     14.4    3,530     14.4     3,699    15.1     3,341    14.6     2,307     12.5
REAL ESTATE - MORTGAGE     11,871     73.7   11,679     73.9     9,451    75.9     6,964    77.5     8,319     79.6
UNALLOCATED                 2,090             3,589              4,050             5,752             3,822
                         -------------------------------------------------------------------------------------------
TOTAL ALLOWANCE
FOR LOAN LOSSES           $21,786     100%  $21,270     100%   $19,331    100%   $18,533    100%   $16,803     100%
                         ===========================================================================================


Management believes the allowance for loan losses is adequate to cover credit risk inherent in the portfolio but no assurance can be given that the current apparent stabilization of the local economy will not be unsettled by future events. Such developments could be expected to adversely affect the financial performance of the Company.

NONINTEREST INCOME

The following table details the components of noninterest income for the years ended December 31 (dollars in thousands):


                                                    NET CHANGE                       NET CHANGE
                                                    ----------                       ----------
                                       1999      AMOUNT   PERCENT      1998       AMOUNT    PERCENT           1997
                                  ---------------------------------------------------------------------------------
INCOME FROM FIDUCIARY
  ACTIVITIES                         $1,146        $223       24.2%     $923        $186       25.2%          $737
SERVICE CHARGE INCOME                 8,048         532        7.1     7,516        (218)      (2.8)         7,734
NET REALIZED GAINS
 ON SECURITIES                          135        (238)     (63.8)      373          44       13.4           329
NET GAINS ON SALES OF
  LOANS                                  79        (364)     (82.2)      443         (10)      (2.2)           453
OTHER                                   915         618      208.0       297          81       37.5           216
                                  ----------------------            ---------------------             -------------
TOTAL                               $10,323         771        8.1%   $9,552         $83         .9%        $9,469
                                  ======================            =====================             =============


Noninterest income increased in 1999 compared to 1998 as increases in trust income of $.2 million and service charge income of $.5 million was offset by a decrease in net gains on sales of loans ($.4 million) and net realized gains on securities (of $.2 million). Other non-interest income of $.6 million reflects gains on sales of redundant premises of $.3 million. Noninterest income increased $.1 million in 1998 compared to 1997. 1998 service charge income reflects little impact from the introduction of new service charge schedules which did not become fully effective until year end and declined $.2 million, which was offset by increases in trust income and other miscellaneous income.

NONINTEREST EXPENSE

The following chart outlines the major changes in noninterest expense for the years ended December 31, 1999, 1998 and 1997, respectively (dollars in thousands):


                                                            YEARS ENDED DECEMBER 31,

                                                  NET CHANGE                           NET CHANGE
                                    1999      AMOUNT     PERCENT        1998       AMOUNT      PERCENT         1997
                              --------------------------------------------------------------------------------------
SALARIES & BENEFITS              $21,675     $(1,454)       (6.3)%   $23,129        $(120)         (.5)%    $23,249
NET OCCUPANCY &
  EQUIPMENT                        7,345         221         3.1       7,124          364          5.4        6,760
OREO                                (166)          9         5.1        (175)        (397)      (178.8)         222
MERGER-RELATED                         0      (7,511)       (100)      7,511        6,970      1,288.4          541
OTHER                             13,742       1,343        10.8      12,399         (240)        (1.9)      12,639
                              ----------------------                 --------------------                   -------
TOTAL                            $42,596     $(7,392)      (14.8)%   $49,988       $6,577         15.2%     $43,411
                              ======================                 ====================                   =======


Salaries and benefits expense decreased in 1999 compared to 1998 by $1.5 million, as a result of a lower headcount reflecting further efficiencies achieved as a result of the merger. Salaries and benefits expense decreased in 1998 by $.1 million compared to 1997 as reductions in salary expense in connection with the merger were substantially offset by increases in staff in the four new branches, general salary increases during 1998, and temporary staff costs incurred in connection with the data processing conversion.

Occupancy and equipment expenses increased by $.2 million in 1998 vs. 1997 primarily due to the expense of four new branches opened in 1999. Although the Company consolidated seven branches in connection with the merger, the occupancy cost associated with these long established branches was modest compared to the costs of the newer branches.

Other expenses increased by $1.3 million in 1999, mainly due to increases in consulting fees of $1.3 million, data processing expense of $.7 million, miscellaneous losses of $.3 million and telephone expense of $.2 million being partially offset by decreases in legal fees ($.4 million), advertising expense ($.2 million), audit fees ($.2 million), postage ($.1 million) and loan processing expense ($.1 million). Other expenses decreased by $.2 million in 1998 over 1997 levels, of which $.4 million represents savings achieved in the levels of expense for postage, supplies, advertising, foreclosure expense and consultant fees, somewhat offset by increases in data processing, telephone and miscellaneous losses of $.6 million. Exclusive of merger expenses, the Company's efficiency ratio for 1999 was 56.54% vs. 55.65% for 1998, and 56.47% for 1997.

Income taxes increased by $2.8 million in 1999 to $10.4 million compared to $7.7 million in 1998 and $10.0 million in 1997, reflecting pretax income of $31.0 million, $20.7 million and $27.6 million in 1999, 1998 and 1997, respectively. The Company's effective tax rates were 33.6%, 37.0% and 36.2% in 1999, 1998 and 1997, respectively. The Company's effective tax rate in 1998 particularly reflects $1.6 million in nondeductible merger-related expense. For further information regarding income taxes, see Note J to the Consolidated Financial Statements under Item 8.

SELECTED QUARTERLY FINANCIAL DATA

The following table shows selected quarterly financial data of the Company for the three month periods indicated. The information contained in the table does not purport to be complete and is qualified in its entirety by the more detailed financial information contained elsewhere herein.

(Dollars in thousands, except share data)

                                                                                    1999
                                                    MARCH 31         JUNE 30        SEPT. 30         DEC. 31
                                                    --------         -------        --------         -------
Interest income                                      $26,891         $26,630         $27,586         $28,197
Interest expense                                      10,669          10,290          11,050          11,992
                                                  ----------      ----------      ----------      ----------
Net interest income                                   16,222          16,340          16,536          16,205
Provision for loan losses                            (1,000)           (500)           (300)           (200)
Other income                                           2,632           2,657           2,478           2,556
Other expense                                       (10,468)        (10,941)        (10,587)        (10,600)
                                                  ----------      ----------      ----------      ----------
Income before income taxes                             7,386           7,556           8,127           7,961
Income tax expense                                     2,654           2,563           2,800           2,415
                                                  ----------      ----------      ----------      ----------
Net Income                                            $4,732          $4,993          $5,327          $5,546
                                                  ==========      ==========      ==========      ==========
Weighted average common shares:
   Basic                                          17,275,500      16,867,400      16,662,800      16,338,000
   Diluted                                        17,594,500      17,109,400      16,888,300      16,482,000
Earnings per common share:*
   Basic                                                $.27            $.30            $.32            $.34
   Diluted                                               .27             .29             .31             .34

                                                                               1998
                                                    MARCH 31         JUNE 30        SEPT. 30        DEC. 31
                                                    --------         -------        --------         -------
Interest income                                      $30,673         $30,619         $30,377        $28,658
Interest expense                                      13,881          13,988          13,373         11,990
                                                  ----------      ----------      ----------      ----------
Net interest income                                   16,792          16,631          17,004         16,668
Provision for loan losses                              (975)         (2,555)         (1,199)        (1,200)
Other income                                           2,346           2,235           2,365          2,606
Merger related expense (1,2,3)                         (648)         (1,552)         (5,311)            -
Other expense                                       (10,809)        (10,513)        (10,496)       (10,659)
                                                  ----------      ----------      ----------      ----------
Income before income taxes                             6,706           4,246           2,363          7,415
Income tax expense                                     2,518           1,589           1,136          2,435
                                                  ----------      ----------      ----------      ----------
Net Income                                            $4,188          $2,657          $1,227         $4,980
                                                  ==========      ==========      ==========      ==========
Weighted average common shares:
   Basic                                          17,053,300      17,168,800      17,197,730     17,244,700
   Diluted                                        17,603,850      17,698,480      17,709,560     17,571,400
Earnings per common share:*
   Basic                                                $.25            $.15            $.07           $.29
   Diluted                                               .24             .15             .07            .28

*Earnings per share have been retroactively adjusted to give effect to the 10% stock dividends, declared December 1998 and December 1999.
(1)The merger related expense charge of $5.3 million reduced third quarter 1998 income by $3.7 million after tax and reduced diluted earnings per share by $.21
(2)The merger-related expense charge of $1.6 million reduced second quarter net income by $1.2 million after tax and reduced diluted earnings per share by $.07.
(3)The merger-related expense charge of $.6 million reduced first quarter net income by $.4 million after tax and reduced diluted earnings per share by $.02.

Item 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations "Asset/Liability Management".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included in this item beginning on the pages indicated:


                                                                                                    Page
Report of Management to the Stockholders                                                             39

Independent Accountants' Report                                                                      40

Independent Auditors' Report                                                                         41

Consolidated Balance Sheets at December 31, 1999 and 1998                                            42

Consolidated Statements of Income and Expense for each of the three years in the
         period ended December 31, 1999                                                              43

Consolidated Statements of Cash Flows for each of the three years in the period
        ended December 31, 1999                                                                      44

Consolidated Statements of Changes in Stockholders' Equity for each of the three
        years in the period ended  December 31, 1999                                                 45

Consolidated Statements of Comprehensive Income for each of the three years in the period            46
        ended December 31, 1999

Notes to Consolidated Financial Statements                                                           47


Selected quarterly financial data of the Company for 1999 and 1998 are reported in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Selected Quarterly Financial Data."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEMS 10 THROUGH 13.

Information required by Part III (Items 10 through 13) of this Form 10-K is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 11, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV

ITEM 14.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                     FORM 8-K

(a)   List of Documents Filed as Part of This Report.

      (1)   Financial Statements Filed:

            1.    Independent Auditors' Report

            2.    Consolidated Balance Sheets at December 31, 1999 and 1998

            3. Consolidated Statements of Income and Expense for each of the three years in the period ended December 31, 1999

            4. Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1999

            5. Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999

            6. Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 1999

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

(b)   Reports on Form 8-K

      None.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION
3.1   RESTATED CERTIFICATE OF INCORPORATION OF PREMIER NATIONAL BANCORP, INC.
      (INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 3.1 TO THE COMPANY'S ANNUAL
      REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998).

3.2   BYLAWS, AS AMENDED, OF PREMIER NATIONAL BANCORP, INC. (INCORPORATED HEREIN
      BY REFERENCE TO EXHIBIT 3.1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998).

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

10.3  DIRECTORS' DEFERRED COMPENSATION PLAN (INCORPORATED HEREIN BY REFERENCE TO
      EXHIBIT 10.3 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
      YEAR ENDED DECEMBER 31, 1995).+

10.4  PREMIER NATIONAL BANCORP, INC. 1995 INCENTIVE STOCK PLAN AS AMENDED.+*

10.5  EMPLOYMENT AGREEMENT OF T. JEFFERSON CUNNINGHAM III. (INCORPORATED HEREIN
      BY REFERENCE TO EXHIBIT 10-5 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998). +

10.6  EMPLOYMENT AGREEMENT OF JOHN CHARLES VANWORMER DATED JULY 1, 1995 AS
      AMENDED.+*

10.7  EMPLOYMENT AGREEMENT OF IAN C. LUCY.+*

10.8  EMPLOYMENT AGREEMENT OF PAUL A. MAISCH (INCORPORATED HEREIN BY REFERENCE
      TO EXHIBIT 10-8 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
      YEAR ENDED DECEMBER 31, 1998). +

10.9  INDEMNIFICATION AGREEMENT BY AND BETWEEN PREMIER NATIONAL BANCORP, INC.
      AND EACH OF THE MEMBERS OF THE BOARD OF DIRECTORS (INCORPORATED BY
      REFERENCE TO EXHIBIT 10.9 TO THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
      YEAR ENDED DECEMBER 31, 1998).

10.10 EMPLOYMENT AGREEMENT OF RONALD M. BENTLEY. +*

10.10 EMPLOYMENT AGREEMENT OF DAVID S. MACFARLAND (INCORPORATED HEREIN BY
      REFERENCE TO EXHIBIT 10-10 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR
      THE FISCAL YEAR ENDED DECEMBER 31, 1998). +

10.11 EMPLOYMENT AGREEMENT OF PAUL S. MACK (INCORPORATED HEREIN BY REFERENCE TO
      EXHIBIT 10-11 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
      YEAR ENDED DECEMBER 31, 1998). +

10.14 PROGRESSIVE BANK, INC. AMENDED AND RESTATED INCENTIVE STOCK OPTION PLAN
      (INCORPORATED HEREIN BY REFERENCE TO EXHIBIT 10-2 TO THE COMPANY'S ANNUAL
      REPORT ON FORM 10-K, FILE NO. 0-15025 OF PROGRESSIVE BANK INC., FILED
      MARCH 22, 1998). +

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


EXHIBIT
NUMBER       DESCRIPTION
10.17 PROGRESSIVE BANK, INC. DEFERRED COMPENSATION PLAN, AS AMENDED AND RESTATED
      (INCORPORATED HEREIN BY REFERENCE TO THE PROGRESSIVE BANK, INC. ANNUAL
      REPORT ON FORM 10-K FOR HE FISCAL YEAR ENDED DECEMBER 31, 1997, FILE NO.
      01-15025). +

10.18 THE PAWLING SAVINGS BANK SUPPLEMENTAL RETIREMENT PLAN (INCORPORATED HEREIN
      BY REFERENCE TO EXHIBIT 10-18 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998). +

10.19 PREMIER NATIONAL BANCORP, INC. DIRECTORS' RETIREMENT PLAN (EFFECTIVE JULY
      1, 1999). +

10.20 SUPPLEMENTAL RETIREMENT PLAN FOR T. JEFFERSON CUNNINGHAM III.+*

11    COMPUTATION OF EARNINGS PER SHARE (INCLUDED IN NOTE A TO THE COMPANY'S
      CONSOLIDATED FINANCIAL STATEMENTS).*

21    SUBSIDIARIES OF PREMIER NATIONAL BANCORP, INC.*

23.1  CONSENT OF DELOITTE & TOUCHE LLP.*

23.2  INDEPENDENT AUDITORS' REPORT OF KPMG LLP.*

27    FINANCIAL DATA SCHEDULE.*


----------------------
+  MANAGEMENT CONTRACT OR COMPENSATORY PLAN.
*  FILED HEREWITH.

REPORT OF MANAGEMENT TO THE STOCKHOLDERS

January 27, 2000

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

INTERNAL CONTROL

Management is responsible for establishing and maintaining effective internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with generally accepted accounting principles and for the Company's bank subsidiary, Premier National Bank, in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income ("Call Report instructions"). The internal control contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

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

Management assessed the Company's internal control over financial reporting, including safeguarding of assets, for financial presentations in conformity with generally accepted accounting principles and, for Premier National Bank, in conformity with the Call Report Instructions as of December 31, 1999. This assessment was based on criteria for effective internal control over financial reporting, including safeguarding of assets, established in INTERNAL CONTROL--INTEGRATED FRAMEWORk issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles and, for Premier National Bank, in conformity with the Call Report instructions, as of December 31, 1999.

AUDIT COMMITTEE

The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of the Company's management. The Audit Committee is responsible for recommending to the Board of Directors the selection of independent auditors, which selection is then ratified by the stockholders. The Audit Committee meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control for financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.

COMPLIANCE WITH LAWS AND REGULATIONS

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

Management assessed Premier National Bank's compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that Premier National Bank has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 1999.

T. Jefferson Cunninghan III                  Paul A. Maisch
Chairman of the Board and CEO                Treasurer & Chief Financial Officer

INDEPENDENT ACCOUNTANTS' REPORT

To the Audit Committee
Premier National Bancorp, Inc.

We have examined management's assertion, included in the accompanying Report of Management to the Stockholders, that Premier National Bancorp., Inc. and subsidiaries, (the "Company") maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles and, for the Company's bank subsidiary, Premier National Bank, in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income as of December 31, 1999 based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO report). Management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included obtaining an understanding of internal control over financial reporting, testing, and evaluating the design and operating effectiveness of the internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.

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

In our opinion, management's assertion that the Company maintained effective internal control over financial reporting, including safeguarding of assets, presented in conformity with generally accepted accounting principles and, for Premier National Bank, in conformity with the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income as of December 31, 1999, is fairly stated, in all material respects, based on the criteria established in the COSO report.

January 27, 2000

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Premier National Bancorp, Inc.

We have audited the consolidated balance sheets of Premier National Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of income and expense, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Progressive Bank, Inc. and Hudson Chartered Bancorp, Inc., which has been accounted for as a pooling of interests as described in note a to the consolidated financial statements. We did not audit the statements of income, stockholders' equity and cash flows of Progressive Bank, Inc. for the year ended December 31, 1997, which statements reflect net interest income of $34 million for the year ended December 31, 1997. Those statements were audited by other auditors whose unqualified report dated February 2, 1998 has been furnished to us, and our opinion, insofar as it relates to the amounts included for Progressive Bank, Inc. For 1997, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Premier National Bancorp, Inc. and subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

January 27, 2000

PREMIER NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                   DECEMBER 31,
                                                                             NOTES          1999                 1998
----------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and due from banks                                                     K               $46,889              $53,230
   Federal funds sold                                                                                               121,100
                                                                                                31,782
                                                                                      -----------------    -----------------
   Total cash and cash equivalents                                                                                  174,330
                                                                                                78,671
   Securities:                                                                 B
     Available for sale, at fair value                                                         452,025              359,612
     Held to maturity, fair value of $17,168 in 1999                                            17,014               17,536
        and $18,117 in 1998.
     Regulatory securities
                                                                                                 9,726                9,703
   Loans:                                                                   C,D,K,L
   Gross loans                                                                                 993,821              973,847
   Allowance for loan losses
                                                                                              (21,786)             (21,270)
                                                                                      -----------------    -----------------
   Net loans                                                                   E               972,035              952,577
   Premises and equipment, net                                                 F
                                                                                                26,982               28,714
   Accrued income
                                                                                                12,111                8,940
   Deferred taxes
                                                                                                16,024               10,463
   Other real estate owned
                                                                                                 1,369                  628
   Intangible assets, net                                                      G
                                                                                                 4,992                6,734
   Other assets                                                                D
                                                                                                 4,717                4,932
                                                                                      -----------------    -----------------
     TOTAL ASSETS                                                                          $ 1,595,666          $ 1,574,169
                                                                                      =================    =================
LIABILITIES
   Deposits:                                                                   G
     Non-interest bearing deposits                                                            $252,166             $241,289
     Interest bearing deposits                                                               1,115,613            1,165,770
                                                                                      -----------------    -----------------
   Total deposits                                                                            1,367,779            1,407,059
   Other interest bearing liabilities                                          M
                                                                                                75,300                1,725
   Other liabilities
                                                                                                10,549                9,231
                                                                                      -----------------    -----------------
     TOTAL LIABILITIES                                                                       1,453,628            1,418,015
                                                                                      -----------------    -----------------
   Commitments and contingencies                                              C,K
STOCKHOLDERS' EQUITY                                                          N,O
   Preferred stock ($.01 par value; 5,000,000 shares authorized; none issued)                        -                    -
   Common stock ($.80 par value; 50,000,000 shares authorized in 1999 and 1998);                13,142               12,558
      17,267,019 shares issued in 1998 and 16,429,226 shares
      issued in 1999
   Additional paid-in capital
                                                                                                95,755               84,492
   Retained earnings
                                                                                                39,789               57,621
   Accumulated other comprehensive income (loss)
                                                                                               (6,581)                1,521
   Treasury stock, at cost, 2,166 shares in 1998 and
      3,600 shares in 1999
                                                                                                  (67)                 (38)
                                                                                      -----------------    -----------------
     TOTAL STOCKHOLDERS' EQUITY                                                                142,038              156,154
                                                                                      -----------------    -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 1,595,666          $ 1,574,169
                                                                                      =================    =================


See notes to consolidated financial statements.

PREMIER NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(dollars in thousands, except share data)

--------------------------------------------------------------------------------------------------------
                                                                           YEAR ENDED DECEMBER 31,
                                                      NOTES         1999            1998            1997
--------------------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees                                         $81,608         $89,807         $93,849
   Federal funds sold                                              1,894           4,171           2,613
   Taxable securities                                             21,144          22,736          21,782
   Tax-exempt securities                                           4,657           3,613           3,301
                                                             ------------    ------------    ------------
     Total interest income                                       109,303         120,327         121,545
                                                             ------------    ------------    ------------
Interest expense:
   Deposits                                              G        41,867          53,137          55,384
   Other                                                           2,134              95             107
                                                             ------------    ------------    ------------
     Total interest expense                                       44,001          53,232          55,491
                                                             ------------    ------------    ------------
     NET INTEREST INCOME                                          65,302          67,095          66,054
   Provision for loan losses                             E         2,000           5,929           4,475
                                                             ------------    ------------    ------------
   Net interest income after provision for loan losses            63,302          61,166          61,579
Noninterest income:
   Service charges on deposit accounts                             5,882           5,503           6,182
   Other service charges, commissions and fees                     2,166           2,013           1,552
   Income from fiduciary activities                                1,146             923             737
   Realized gains on sales of securities, net            B           135             373             329
   Gains on sales of loans, net                          E            79             443             453
   Other                                                             915             297             216
                                                             ------------    ------------    ------------
      Total noninterest income                                    10,323           9,552           9,469
                                                             ------------    ------------    ------------
     GROSS OPERATING INCOME                                       73,625          70,718          71,048
Noninterest expense:
   Salaries and employee benefits                        H        21,675          23,129          23,249
   Net occupancy and equipment                           I         7,345           7,124           6,760
   Consulting expense                                              1,345              32             488
   Printing, postage, telephone and supplies                       2,597           2,693           2,725
   Advertising and public relations                                1,118           1,368           1,542
   Merger related expense                                              -           7,511             541
   Other real estate owned                               D          (166)           (175)            222
   Amortization of goodwill                                        1,492           1,526           1,516
   Other                                                           7,190           6,780           6,368
                                                             ------------    ------------    ------------
     Total noninterest expense                                    42,596          49,988          43,411
                                                             ------------    ------------    ------------
Income before income taxes                                        31,029          20,730          27,637
   Income taxes                                          J        10,431           7,678           9,997
                                                             ------------    ------------    ------------
NET INCOME                                                       $20,598         $13,052         $17,640
                                                             ============    ============    ============
Weighted average common shares: (1)
   Basic                                                      16,793,000      17,174,300      16,963,100
   Diluted                                                    17,057,400      17,565,900      17,427,300
Per common share (1)
   Earnings - basic                                                $1.23           $0.76           $1.04
   Earnings - diluted                                               1.21            0.74            1.01
   Dividends declared                                               0.54            0.44            0.41


(1) Adjusted for 10% stock dividends declared in December 1998 and 1999 and 3 for 2 stock split in the form of a 50% stock dividend declared in September 1997.

See notes to consolidated financial statements.

PREMIERNATIONAL BANKCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

-------------------------------------------------------------------------------------------------------------
                                                                                 YEAR ENDED DECEMBER 31,
                                                                            1999          1998          1997
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income                                                             $20,598       $13,052       $17,640
   Adjustments to reconcile net income to net
     cash provided by operating activities:
   Provision for loan losses                                                2,000         5,929         4,475
   Depreciation and amortization                                            3,037         2,731         2,800
   Amortization of security premiums, net                                   1,318           464           622
   Amortization of intangible assets                                        1,492         1,526         1,516
   Realized gains on sales of securities and loans                           (214)         (816)         (782)
   Gains on sales of premises and equipment                                  (339)          (85)         (186)
   Gains on sales of other real estate                                       (168)         (443)         (627)
   Deferred income tax benefit                                                381        (1,818)          (39)
   (Increase) decrease in accrued income                                   (3,171)        2,241            78
   Other, net                                                              (1,703)       (3,994)       (3,041)
                                                                       -----------   -----------   -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                             23,231        18,787        22,456
                                                                       -----------   -----------   -----------
INVESTING ACTIVITIES:
   Proceeds from sales of securities available-for-sale                    64,786        56,448        60,695
   Proceeds from maturities of securities available-for-sale               83,118       219,560       108,872
   Proceeds from maturities of securities held-to-maturity                  9,775        16,622        33,199
   Purchase of securities available-for-sale                             (254,471)     (231,372)     (148,411)
   Purchase of securities held-to-maturity                                (10,082)       (8,446)     (103,956)
   Proceeds from sales of loans                                             5,218        22,563        21,495
   Net decrease/(increase) in loans                                       (26,597)       42,037       (22,761)
   Purchase of investment subsidiary                                            -           (250)         -

   Purchase of premises and equipment                                      (1,911)       (6,300)       (2,010)
   Proceeds from sales of premises and equipment                              945           258           650

   Proceeds from sales of other real estate owned                           2,219         1,292         4,588
                                                                       -----------   -----------   -----------
     NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                    (127,000)      112,412       (47,639)
                                                                       -----------   -----------   -----------
FINANCING ACTIVITIES:
   Net increase/(decrease) in demand, money market, NOW and
     savings accounts                                                    (108,310)        4,826        43,578
   Net increase/(decrease) in other time deposits                          69,030       (50,465)      (10,907)
   Proceeds from borrowings                                                75,300             -             -

   Repayment of borrowings                                                 (1,725)            -             -
   Repurchase of common stock held in treasury                            (24,071)         (190)       (3,858)
   Proceeds from issuance of common stock                                   6,473         2,789         2,745
   Cash dividends - common                                                 (8,587)       (7,090)       (5,963)
                                                                       -----------   -----------   -----------
     NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                       8,110       (50,130)       25,595
                                                                       -----------   -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (95,659)       81,069           412
CASH AND CASH EQUIVALENTS:
   AT BEGINNING OF YEAR                                                   174,330        93,261        92,849
                                                                       -----------   -----------   -----------
   AT END OF YEAR                                                         $78,671      $174,330       $93,261
                                                                       ===========   ===========   ===========
Non-cash investing activities:
   Transfer from loans to OREO                                             $3,145        $2,001        $2,898
   Net unrealized gains (losses) recorded on securities                   (13,777)         (188)          987
   Increase (decrease) in deferred tax liability on net
     unrealized securities gains                                            5,675            68          (405)
   Transfer of securities from held to maturity to available-for-sale           -        96,985             -
   Loans originated to finance sales of other real estate                   1,541           493           676
Additional cash flow disclosures:
   Interest paid                                                          $43,761       $53,762       $57,466
   Income taxes paid                                                       10,653         9,228         9,206
   Cancellation of predecessor entity treasury stock                            -           486           362
   Purchase of land by issuance of stock                                        -           300             -

See notes to consolidated financial statements.

PREMIER NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands, except share data)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                Additional            Accumulated Other
                                                       Common    Paid-in   Retained    Comprehensive    Treasury
                                                        Stock    Capital   Earnings    Income (Loss)     Stock     ESOP    Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1997                             $11,301   $59,391    $67,628        $1,065       ($1,549)  ($129)  $137,707
Net income                                                   -         -     17,640             -             -       -     17,640
Cash dividends declared on common stock                      -         -     (6,107)            -             -       -     (6,107)
Stock reinvestment and purchase plan - 59,065 shares*        -         -          -             -           923       -        923
Cash in lieu paid on fractional shares - 369 shares          -        (9)         -             -             -       -         (9)
Options exercised - 153,586 shares*                          -         -          -             -         1,474       -      1,474
Effect of treasury stock sold at less than cost              -         -       (290)            -           290       -          -
Purchase of treasury stock - 156,665 shares (1)              -         -          -             -        (3,496)      -     (3,496)
Payments on ESOP borrowings                                  -         -          -             -             -     129        129
Other comprehensive income                                   -         -          -           582             -       -        582
Predecessor entity transactions:
   Purchase and retirement of treasury stock               (15)      (88)      (259)            -             -       -       (362)
   Options exercised - 48,723 shares                        22       334          -             -             -       -        356
                                                       --------  --------  ---------  ------------     ----------   ----  ---------
BALANCE AT DECEMBER 31, 1997                           $11,308   $59,628    $78,612        $1,647       ($2,358)      $0  $148,837
                                                       ========  ========  =========  ============     ==========   ====  =========
Net income                                                   -         -     13,052             -             -        -    13,052
Cash dividends declared on common stock                      -         -     (8,208)            -             -        -    (8,208)
Stock reinvestment and purchase plan - 68,319 shares*       34       835          -             -           290        -     1,159
Purchase of land by issuances of treasury
  stock - 15,999                                             -         -          -             -           300        -       300
Options exercised - 208,897 shares*                         74       736          -             -           520        -     1,330
Effect of treasury stock sold at less than cost              -         -     (1,400)            -         1,400        -         -
Purchase of treasury stock - 9,919 shares                    -         -          -             -          (190)       -      (190)
Stock dividend declared on common                        1,142    23,293    (24,435)            -             -        -         -
Other comprehensive loss                                     -         -          -          (126)            -        -      (126)
                                                       --------  --------  ---------  ------------     ----------   ----  ---------
BALANCE AT DECEMBER 31, 1998                           $12,558   $84,492    $57,621        $1,521          $(38)      $0  $156,154
                                                       ========  ========  =========  ============     ==========   ====  =========
Net Income                                                                   20,598             -             -        -    20,598
Cash dividends declared on common stock                      -         -     (9,014)            -             -        -    (9,014)
Stock reinvestment and purchase plan - 80,896 shares*       14       285          -             -           982        -     1,281
Stock dividend declared on common shares                   522    10,239    (26,470)            -        15,709        -         -
Options exercised - 539,309 shares*                         48       750        586             -         3,819        -     5,203
Cash in lieu paid for fractional shares                      -       (11)         -             -                      -       (11)
Effect of Treasury stock sold at less than cost              -         -     (3,532)            -         3,532        -         -
Purchase of treasury stock - 1,459,215 shares                -         -          -             -       (24,071)       -   (24,071)
Other comprehensive loss                                     -         -          -        (8,102)            -        -    (8,102)
                                                       --------  --------  ---------  ------------     ----------   ----  ---------
BALANCE AT DECEMBER 31, 1999                           $13,142   $95,755    $39,789       ($6,581)         ($67)      $0  $142,038
                                                       ========  ========  =========  ============     ==========   ====  =========

* Adjusted for 10% stock dividends declared in December 1998 and 1999 and 3 for 2 stock splits in the form of 50% dividend declared in September 1997. See Note O.
(1) Treasury shares not adjusted for 50% stock dividend declared in Sept.
1997. The effect of such shares reissued prior to the 50% stock dividend included in the shares (adjusted for the stock dividend) for the "stock reinvestment and purchase plan" and "options exercised" is 53,304 shares

See notes to consolidated financial statements.

PREMIER NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

-----------------------------------------------------------------------------------------------
                                                                Year ended December 31,
                                                           1999          1998          1997
-----------------------------------------------------------------------------------------------
Net Income                                               $20,598       $13,052      $ 17,640

Other comprehensive income
   Net unrealized gains (losses) on securities:
      Net unrealized holding gains (losses)
         arising during year                              (8,996)          955           829

      Less effect of securities transferred to
      available for sale from held to maturity                 -          (576)            -

      Less reclassification adjustment for (gains)
         losses included in net income:                      894          (505)         (247)
                                                       -----------    ----------    ----------
Other comprehensive income (loss), net of tax             (8,102)         (126)          582
                                                       -----------    ----------    ----------
COMPREHENSIVE INCOME                                     $12,496       $12,926       $18,222
                                                       ===========    ==========    ==========

See notes to consolidated financial statements

                      PREMIER NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, unless otherwise indicated, except share data)

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Premier National Bancorp, Inc. is a New York State bank holding company which operates 34 branches in Dutchess, Ulster, Sullivan, Orange, Westchester, Putnam and Rockland counties of Southeastern New York State through its commercial banking subsidiary, Premier National Bank (Bank). Collectively, these entities are referred to herein as the "Company". The Bank is principally engaged in a variety of lending activities and deposit gathering activities within the above noted market place. As such, its future growth and profitability are dependent, in large part, on the performance of the local economy and the value of local real estate. The Bank competes with a significant number of other financial institutions. Diversity of product lines, availability of funds, interest rates charged on loans and offered on deposits, responsiveness and customer convenience are all factors in competing effectively with these other financial institutions. The local economy is heavily dependent on employment levels of two large employers, IBM and New York State and local government. Although present conditions are stable, the local economy was weakened, in recent years, from large employment cutbacks from these employers. Approximately 75% of the Company's loans outstanding are collateralized by real estate. The Company also has made commitments to lend additional funds also collateralized by real estate in the amount of approximately $77.6 million.

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

The transaction was accounted for using the pooling-of-interests method and accordingly, all historical financial data has been restated to include both entities for all periods presented. Direct costs of mergers accounted for by the pooling-of-interests method are expensed as incurred. Merger related costs expensed in 1997 aggregated $541 ($314 net of tax), and in 1998 aggregated $7,511 ($5,316 net of tax). These merger expenses include legal, accounting, regulatory and severance costs as well as integration costs such as conversions, abandonments and relocations. The following table presents summary results of operations for the companies for the year prior to the merger.


                                         1997
                                         ----
                              NET INTEREST            NET
                                    INCOME         INCOME
PBI                                $34,066         $8,632
HCB                                 31,988          9,008
                                   -------        -------
Consolidated                       $66,054        $17,640
                                   =======        =======


BASIS OF PRESENTATION

The Company's consolidated financial statements include the accounts of Premier National Bancorp, Inc., its commercial banking subsidiary, Premier National Bank, and Hudson Chartered Realty, Inc., a company utilized to hold title to certain foreclosed real estate properties. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany transactions have been eliminated in consolidation. Assets held in an agency or fiduciary capacity for trust department customers totaling $294.8 million at year end 1999 and mortgages serviced for others by the Bank totaling $130.5 million at year end 1999 are not included in the consolidated financial statements.

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

While management uses available information to determine possible loan losses, future additions to the allowance may be necessary based on changes in economic conditions, particularly in real estate values and employment levels in Company's primary market area, Dutchess, Ulster, Sullivan, Orange, Westchester, Putnam and Rockland counties of Southeastern New York State. In addition, regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. A regulatory examination of the bank was conducted in 1999 and no increase in the allowance was required as a result of the examination.

IMPAIRED LOANS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting for Impairment of a Loan - Income Recognition and Disclosures" a loan is recognized as impaired when it is probable that principal and/or interest are not collectible in accordance with the contractual terms of the loan. Income is recorded using the income recognition principles outlined below. Measurement of impairment is based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or at the fair value of the collateral, if the loan is collateral dependent. Smaller homogenous performing loans, principally residential mortgages, consumer loans, and credit cards, are not separately reviewed for impaired status. Separate allocations of the allowance for loan losses for these loans are made based upon trends and prior loss experience and composition of credit risk in these types of loans. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

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

Securities which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available for sale. Dispositions of such securities may be appropriate for either liquidity or interest rate risk management. Available for sale securities are reported at fair value with unrealized gains and losses (net of tax) excluded from operations and reported in the "Accumulated Other Comprehensive Income" component of stockholders' equity. At December 31, 1999, 1998 and 1997, the net unrealized gains (loss), after tax, on available for sale securities were ($6,581), $1,521 and $1,647, respectively. Realized gains and losses from sales of securities are recognized on the trade date by specific identification of the security sold.

RELATED PARTY TRANSACTIONS

It is the policy of the Company that loans and other business transactions with directors, officers and other related parties be made on terms and conditions no more favorable than those with unrelated parties.

LOANS HELD FOR SALE

Loans held for sale are carried at the lower of cost or market value as determined on an aggregate basis. There were no loans held for sale at December 31, 1999 or 1998.

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

INCOME TAXES

The provision for income taxes is based on income as reported in the financial statements. Deferred taxes are provided for financial reporting purposes using an asset-liability approach for recognizing the tax effects of temporary differences between the basis of assets and liabilities for tax and financial reporting purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recognized if, based on analysis of available evidence, management determines that some or all of the deferred tax asset is not "more likely than not" to be realized. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income statement in the period the change is enacted.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," requires the recognition of the cost of these benefits over an employee's working career on an accrual basis. SFAS No. 112, "Employers' Accounting for Postemployment Benefits" establishes standards for accounting and reporting the cost of benefits provided by an employer to its former or inactive employees after employment but before retirement. SFAS No. 112 requires an employer to recognize an obligation for such benefits if certain conditions are met. SFAS Nos. 106 and No. 112 resulted in postretirement benefit liabilities of $1,647 and $1,713 at December 31, 1999 and 1998, respectively.

EARNINGS PER COMMON SHARE

In accordance with SFAS No. 128 "Earnings Per Share", basic earnings per common share is computed by dividing net income, adjusted for any preferred stock dividends, by the weighted average number of common shares outstanding. Diluted earnings per common share includes the additional dilutive effect of stock options using the treasury stock method based on the average market price of the Company's common stock for the period.


                                                                     1999                  1998                  1997
                                                                     ----                  ----                  ----
Net income                                                        $20,598               $13,052               $17,640
Weighted average basic shares outstanding                      16,793,000            17,174,000            16,963,000
Effect of dilutive stock options                                  264,000               392,000               464,000
                                                               ----------            ----------            ----------
Weighted average diluted shares                                17,057,000            17,566,000            17,427,000
                                                               ==========            ==========            ==========
Earnings per common share:
Basic                                                               $1.23                 $0.76                 $1.04
Diluted                                                              1.21                  0.74                  1.01


MORTGAGE SERVICING RIGHTS

The Company's mortgage servicing portfolio totaled $130.5 million, $146.0 million and $150.6 million for the benefit of third party investors (primarily Federal Home Loan Mortgage Corporation and Federal National Mortgage Association) at December 31, 1999, 1998 and 1997, respectively, and it recorded servicing fee income of $333, $418 and $458 for the years ended December 31, 1999, 1998 and 1997. The Company records the sale of loans in which servicing is retained on the basis of the relative fair values of the loans and the servicing rights. The Company sold loans of $5.2 million, $22.6 million and $21.5 million in 1999, 1998 and 1997, respectively, with servicing rights retained, and at December 31, 1999, 1998 and 1997 servicing rights outstanding totaled $288, $434 and $426, respectively. The value of servicing rights must be evaluated for impairment on a quarterly basis and a valuation allowance established if fair value is lower than the recorded amounts.

The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights exceed their fair value. No impairment of servicing assets was experienced in 1999, 1998 or 1997.

When participating interests in loans sold have an average contractual interest rate, adjusted for servicing fees, that differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. The resulting Amortgage servicing receivables" or "deferred servicing revenue" is amortized over the estimated life using a method approximating the interest method.

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

TRANSFERS AND SERVICING OF FINANCIAL ASSETS

The Company utilizes the provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in determining the transfer and services of financial assets and was adopted by the Company as of January 1, 1997 and had no significant effect on the Company's consolidated financial statements. This standard specifies accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and for distinguishing whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), was adopted by the Company on January 1, 1998 and financial statements for earlier periods have been reclassified to reflect the application of the provisions of this standard. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's only current source of other comprehensive income is net unrealized gains and losses on available for sale securities which, in accordance with prior accounting standards, had been directly included, net of tax, in a separate component of stockholders' equity. Under SFAS No. 130, all items that are recognized as components of comprehensive income are required to be reported in a financial statement that is displayed with the same prominence as other financial statements. Adoption of this standard had no effect on the Company's financial condition or results of operations.

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

General information required by SFAS No. 131 is disclosed in the Consolidated Financial Statements and accompanying notes. The Company operates in only the U.S. domestic market, specifically the Hudson Valley, which includes the counties of Dutchess, Rockland, Westchester, Orange, Putnam, Sullivan and Ulster, New York, as well as Long Island, New York and southern Connecticut. For the year ended December 31, 1999, 1998 and 1997, no customer accounted for more than 10% of the Company's revenue.

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the third quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities". The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The adoption of this standard did not have a material effect on the Company's financial statements. In connection with the adoption of SFAS No. 133, the Company, as permitted, transferred, at fair value, securities having a fair value of $96,985 and a carrying amount of $95,993 from its held to maturity portfolio to its available for sale portfolio during 1998. The effect of this increase was to increase stockholders' equity after tax by $576.

CASH FLOW INFORMATION

Cash and cash equivalents include federal funds sold, which generally are available to the Company on one day's notice, and other highly liquid instruments with an original term of three months or less.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' financial statements to conform to the presentation of 1999 financial information.

NOTE B - SECURITIES

SECURITIES CONSIST OF THE FOLLOWING:

                                                                AT DECEMBER 31, 1999

                                     CARRYING   AMORTIZED       GROSS UNREALIZED  GROSS UNREALIZED   FAIR
                                      AMOUNT       COST              GAINS             LOSSES       VALUE
                                     --------   ---------       ----------------  ----------------  -----
U.S. TREASURY SECURITIES
   AVAILABLE FOR SALE                 $33,975     $34,255              $10               $290      $33,975
U.S. GOVERNMENT AGENCIES
   AVAILABLE FOR SALE                  80,164      81,558               49              1,443       80,164
OBLIGATIONS OF STATES AND
POLITICAL SUBDIVISIONS
   AVAILABLE FOR SALE                 136,443     140,786              124              4,467      136,443
   HELD TO MATURITY                    16,139      16,139              202                 48       16,293
MORTGAGE BACKED SECURITIES
   AVAILABLE FOR SALE                  41,539      42,019               37                517       41,539
OTHER DEBT SECURITIES
   AVAILABLE FOR SALE                 159,625     164,311               97              4,783      159,625
   HELD TO MATURITY                        75          75                                               75
EQUITY SECURITIES
   AVAILABLE FOR SALE                     279         257               22                             279
   HELD TO MATURITY                       800         800                                              800
REGULATORY SECURITIES                   9,726       9,726                                            9,726
                                     --------    --------             ----            -------     --------
TOTAL SECURITIES                     $478,765    $489,926             $541            $11,548     $478,919
                                     ========    ========             ====            =======     ========
TOTAL AVAILABLE FOR SALE             $452,025    $463,186             $339            $11,500     $452,025
TOTAL HELD TO MATURITY                 17,014      17,014              202                 48       17,168
REGULATORY SECURITIES                   9,726       9,726                                            9,726
                                     --------    --------             ----            -------     --------
TOTAL SECURITIES                     $478,765    $489,926             $541            $11,548     $478,919
                                     ========    ========             ====            =======     ========

At December 31, 1999, the net unrealized loss on securities "available for sale" (net of tax effect at a rate of 41.1% or $4,580) that was included in the "Accumulated Other Comprehensive Income" component of stockholders' equity was $6,581.

                                                                AT DECEMBER 31, 1998

                                     CARRYING   AMORTIZED       GROSS UNREALIZED  GROSS UNREALIZED   FAIR
                                      AMOUNT       COST              GAINS             LOSSES       VALUE
                                     --------   ---------       ----------------  ----------------  -----
U.S. TREASURY SECURITIES
   AVAILABLE FOR SALE                 $64,933     $64,027             $906                         $64,933
U.S. GOVERNMENT AGENCIES
   AVAILABLE FOR SALE                  28,461      28,270              227                $36       28,461
OBLIGATIONS OF STATES AND
POLITICAL SUBDIVISIONS
   AVAILABLE FOR SALE                  97,082      94,905            2,254                 77       97,082
   HELD TO MATURITY                    17,461      17,461              577                          18,038
MORTGAGE BACKED SECURITIES
   AVAILABLE FOR SALE                  78,644      78,161              640                157       78,644
OTHER DEBT SECURITIES
   AVAILABLE FOR SALE                  90,188      91,368               88              1,268       90,188
   HELD TO MATURITY                        75          75                4                              79
EQUITY SECURITIES
   AVAILABLE FOR SALE                     304         266               38                             304
REGULATORY SECURITIES                   9,703       9,703                                            9,703
                                   ----------   ---------           ------             ------     --------
TOTAL SECURITIES                     $386,851    $384,236           $4,734             $1,538     $387,432
                                   ==========   =========           ======             ======     ========
TOTAL AVAILABLE FOR SALE             $359,612    $356,997           $4,153             $1,538     $359,612

TOTAL HELD TO MATURITY                 17,536      17,536              581                          18,117

REGULATORY SECURITIES                   9,703       9,703                                            9,703
                                   ----------   ---------           ------             ------     --------
TOTAL SECURITIES                     $386,851    $384,236           $4,734             $1,538     $387,432
                                   ==========   =========           ======             ======     ========

At December 31, 1998, the net unrealized gain on securities "available for sale" (net of tax effect at a rate of 42% or $1,094) that was included in the "Accumulated Other Comprehensive Income" component of stockholders' equity was $1,521.

In the third quarter of 1998, the Company transferred, at fair value, mortgage-backed securities having a fair value of $96,985 (carrying value of $95,993) from its "held to maturity" portfolio to its portfolio of "available for sale" securities. This was done to enhance the Company's ability to respond to changes in the interest rate environment. This transfer was made in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Concurrent with the adoption of this statement, corporations were permitted to reclassify their "available for sale" and "held to maturity" securities without calling into question the past intent of an entity to hold securities to maturity. The effect of this transfer, after tax, was a $576 increase in stockholders' equity.

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

The Company's mortgage-backed securities at year end 1999 are all classified as "available for sale" and are principally pass-through securities issued by Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae).

The contractual maturities at December 31, 1999 of the Company's available for sale and held to maturity debt securities other than mortgage-backed and SBA securities are summarized in the following table. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call premiums.

                                                                AVAILABLE FOR SALE                HELD TO MATURITY
                                                                ------------------                ----------------
MATURITY PERIOD                                               AMORTIZED          FAIR         AMORTIZED         FAIR
                                                                COST             VALUE          COST            VALUE
                                                          ----------------   -------------- -------------- -------------
Within 1 year                                                     $81,606        $81,290         $8,870        $8,873

1-5 years                                                         127,487        124,261          4,553         4,641

5-10 years                                                         96,051         91,367          2,860         2,915

Over 10 years                                                      67,123         64,926            731           739

Mortgage-backed and SBA securities  of
U.S. Government Agencies not allocated
by maturity date                                                   90,919         90,181
                                                          ----------------   -------------- -------------- -------------


TOTAL DEBT SECURITIES                                            $463,186       $452,025        $17,014       $17,168
                                                          ================   ============== ============== =============

Gross realized gains from sales of securities were $ 241, $537 and $338 in 1999, 1998 and 1997, respectively, and gross realized losses were $106, $164 and $9.

At December 31, 1999, securities with a carrying amount of $162.5 million were pledged as collateral for municipal deposits and other purposes. Municipal deposits so collateralized totaled $137.8 million at the same date.

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

UNUSED COMMITMENTS AND STANDBY LETTERS OF CREDIT

Unused commitments include loan origination commitments, which are legally binding agreements to lend at a specified interest rate for a specified purpose, usually containing an expiration date, and lines of credit, which represent loan agreements under which the lender has an obligation, subject to certain conditions, to lend funds up to a particular amount, whereby the borrower may repay and re-borrow at any time within the contractual period. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

The Company's maximum exposure to accounting loss related to the contract amounts of these financial instruments, assuming they are fully funded, all borrowers default and any collateral proves to be worthless, at December 31, 1999 is as follows:

                                                      LOAN
                                               ORIGINATION        UNUSED LINES     STANDBY LETTERS
                                               COMMITMENTS           OF CREDIT           OF CREDIT            TOTAL
                                        ----------------------    ---------------  --------------------   -------------
    Real Estate - Mortgage                         $11,448                                                      $11,448

    Real Estate - Construction                       8,257             $30,619                                   38,876

    Home Equity Loans                                                   27,276                                   27,276

    Other Consumer Loans                                                16,837                                   16,837

    Commercial Loans                                                    49,066              $6,572               55,638
                                        ----------------------    ---------------  --------------------   -------------

    TOTAL (December 31, 1999)                      $19,705            $123,798              $6,572            $150,075
                                        ======================    ===============  ====================   =============

    TOTAL (December 31, 1998)                      $29,813            $109,758              $3,284            $142,855
                                        ======================    ===============  ====================   =============

-----------------------------------------------------------------------------------------------------------------------

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

NOTE D - NONPERFORMING ASSETS, PAST DUE LOANS AND IMPAIRED LOANS

The following table presents nonperforming assets outstanding at December 31:

                                                              1999          1998        1997
                                                          -----------  -----------  -----------
                                                               $7,316       $8,868      $7,889
Nonaccrual loans

Loans past due 90 days and still accruing                         164          497         443

Restructured troubled debt                                         25           28         682
                                                          -----------  -----------  -----------

Total nonperforming loans                                       7,505        9,393       9,014

Other real estate owned, net                                    1,369          628       1,366
                                                          -----------  -----------  -----------

Total nonperforming assets                                     $8,874      $10,021     $10,380
                                                          ===========  ===========  ==========

Information concerning interest income on nonperforming loans and restructured troubled debt is summarized below:

                                                                  1999         1998        1997
                                                                  ----         ----        ----
Interest income if all loans were current                         $971         $892        $858
Interest income recorded                                           319          100         273

At December 31, 1999 there were no commitments to lend additional funds to the borrowers associated with the nonperforming assets noted above.

Loans past due 30-89 days were as follows at December 31:

                                                             1999         1998          1997
                                                             ----         ----          ----
Amount past due                                            $6,334      $12,813       $ 7,392

Percent of gross loans                                        .64%       1.32%         0.71%

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

Information regarding the recorded investment in impaired loans at December 31 and for the year then ended consists of the following:

                                                                            1999           1998           1997
                                                                            ----           ----           ----
Impaired loans for which an allowance of $3,793, $2,242 and $912,
respectively has been established                                        $11,515         $5,545         $7,339

Impaired loans for which an impairment write down of
$219, $1,641and $1,483, respectively, has been taken                         431          3,323          1,232
                                                                        --------      ---------       --------
Total recorded investment in impaired loans                              $11,946         $8,868         $8,571
                                                                        ========      =========       ========

Additional information regarding impaired loans is as follows:

Income recorded on impaired loans while they were considered to
be impaired, on a cash basis                                                $774           $100           $273

Average investment in impaired loans during the year                     $10,407         $8,720         $9,092

NOTE E - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table outlines the balances, including related deferred loan fees and costs, of loan categories at December 31:

CATEGORY                                                                  1999                         1998
--------                                                                  ----                         ----
Real Estate - Residential                                             $408,240                     $427,440

Real Estate - Commercial                                               260,998                      242,062

Consumer & Installment                                                 138,256                      134,152

Commercial & Industrial                                                118,492                      113,680

Real Estate - Construction                                              62,596                       50,888

Other loans                                                              5,239                        5,625
                                                                  ------------                  ------------

Total                                                                 $993,821                     $973,847
                                                                  ============                  ============

Changes in the allowance for loan losses for the years ended December 31 were as follows:

                                                    1999                 1998                  1997
                                                    ----                 ----                  ----
Balance, beginning of year                       $21,270               $19,331               $18,533
Charge-offs                                       (3,137)               (5,370)               (4,758)
Recoveries                                         1,653                 1,380                 1,081
                                                 --------              --------              -------
Net charge-offs                                   (1,484)               (3,990)               (3,677)
Provision for loan losses                          2,000                 5,929                 4,475
                                                 --------              --------              -------
Balance, end of year                             $21,786               $21,270               $19,331
                                                 ========              ========              =======

Substantially all newly originated fixed rate residential mortgage loans with 20 and 30 year terms are sold in the secondary market. The net realized gains on these sales were $79, $443 and $453 in 1999, 1998 and 1997, respectively.

NOTE F - PREMISES AND EQUIPMENT

Premises and equipment is comprised of the following at December 31:

                                                                          1999                 1998
                                                                          ----                 ----

Land                                                                    $3,319               $3,713

Buildings and improvements                                              28,459               28,634

Furniture and equipment                                                 25,545               24,747
                                                                     ---------             --------

                                                                        57,323               57,094

Accumulated depreciation and amortization                              (30,341)             (28,380)
                                                                     ---------             --------
TOTAL                                                                  $26,982              $28,714
                                                                     =========             ========

NOTE G - DEPOSITS

The following table outlines balances at December 31, for interest bearing accounts:

                                                                          1999                 1998
                                                                          ----                 ----
Money Market                                                          $271,518             $326,102
NOW                                                                     53,045               61,816
Savings                                                                248,746              304,578
Time                                                                   542,304              473,274
                                                                    ----------           ----------
TOTAL                                                               $1,115,613           $1,165,770
                                                                    ==========           ==========


At December 31, 1999 and 1998, certificates of deposit of $100 or more included in time deposits totaled $203,704 and $110,291 respectively. The Company does not accept brokered deposits. Interest expense on deposits was as follows:

                                              1999        1998       1997
                                           -------     -------     -------
Savings accounts                            $6,756     $11,470     $13,955

Certificates of deposit ($100 or more)      10,756       7,557       5,392

Other time deposits                         12,878      19,733      22,950

NOW accounts                                   570         825         944

Money market accounts                       10,907      13,552      12,143
                                           -------     -------     -------

TOTAL                                      $41,867     $53,137     $55,384
                                           =======     =======     =======

The maturities of time deposits outstanding at December 31, 1999 and 1998 are summarized for the periods indicated in the following table:

                                                1999                  1998
                                                ----                  ----
                                                   WEIGHTED                WEIGHTED
                                        AMOUNT   AVERAGE RATE  AMOUNT    AVERAGE RATE
                                        ------   ------- ----  ------    ------------
Balances outstanding at December 31,
maturing in:
Three months or less                   $220,852     5.09%     $154,294      4.93%
Three months through one year           159,183      4.79      232,317       4.87
One to two years                         89,560      5.42       43,480       5.25
Two to three years                       31,029      5.97       18,118       5.65
Three to five years                      39,351      5.56       21,530       5.69
Over five years                           2,329      5.31        3,535       5.59
                                       --------               --------
Total                                  $542,304     5.14%     $473,274      5.00%
                                       ========     =====     ========      =====

In April 1996, Pawling completed the acquisition of two branch offices located in Rockland County, New York and assumed deposit liabilities of approximately $152.8 million. Assets recorded in the acquisition were principally cash and a deposit purchase premium. The unamortized purchase premium of $4.5 and $5.9 million at December 31, 1999 and 1998, respectively, is included in intangible assets in the consolidated balance sheets.

NOTE H- EMPLOYEE BENEFIT PLANS
At the date of the Merger, all predecessor plans were carried forward to the Company. The existing plans are described below. The Company is in the process of implementing amended benefit plans to present uniform coverage. For purposes of this note, employees of the predecessor companies continue to be described as being employees of those entities.

THRIFT PLAN

The Premier National Bancorp, Inc. Retirement and Thrift Plan is a qualified 401(k) defined contribution plan covering substantially all full time employees who have attained age 21 and have at least one year of service. Employee contributions vest immediately, while plan contributions vest as follows: 40% after 2 years, 60% after 3 years, 80% after 4 years and 100% after 5 years of service. For the profit sharing component of the plan, Hudson Chartered Bancorp previously determined, at the end of each fiscal year, an annual amount of profit sharing to be funded. However, as a result of the utilization of the CASH BALANCE PLAN described below, profit sharing contributions were suspended in 1998 and 1999. For the thrift component of the plan, Hudson Chartered matched employee contributions under deferred salary reduction agreements dollar for dollar up to 4% of eligible compensation. As of the date of the merger, the plan was amended to match two-thirds dollar for each dollar contributed under a salary reduction agreement up to 6% of eligible compensation. Employees can contribute up to 10% by way of such salary reduction agreements and, in addition, can voluntarily contribute up to an additional 10% of their eligible compensation. (PBI also maintained a qualified 401(k) defined contribution plan. Eligible employees could elect to contribute up to 8% of their compensation. PBI made contributions equal to 50% of the first 5% of a participant's contribution for non-highly compensated employees, and 50% of the first 3% for highly-compensated employees. Contributions to this plan were suspended as of the date of the merger.) Upon completion of all required approvals, the PBI 401(k) plan is intended to be merged into the Premier National Bancorp, Inc. Retirement and Thrift Plan. Expense for these plans was $747, $754 and $768 for 1999, 1998 and 1997, respectively.

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

The following are reconciliations of the benefit obligations and the fair value of plan assets of the Cash Balance plan, the amounts not recognized in the statements of financial position, and the amounts recognized in the statement of financial position as of December 31, 1999 and 1998:

                                                                  1999          1998
                                                                  ----          ----
Change in benefit obligation:
      Benefit obligation at beginning of year                    $8,454         $7,060
      Service cost                                                  815            833
      Interest cost                                                 406            443
      Actuarial (gain) loss                                        (151)         1,297
      Annuity payments                                             (353)          (442)
      Settlements                                                  (877)          (737)
                                                                 ------         ------
      Benefit obligation at end of year                           8,294          8,454
                                                                 ------         ------

Change in plan assets:
      Fair value of plan assets at beginning of year             10,007         10,133
      Actual return on plan assets                                1,606          1,053
      Annuity payments                                             (353)          (442)
      Settlements                                                  (877)          (737)
                                                                 ------         ------
      Fair value of plan assets at end of year                   10,383         10,007
                                                                 ------         ------

      Funded status                                               2,090          1,553
      Unrecognized net actuarial gain                            (1,881)          (879)
      Unrecognized prior service cost                              (189)          (378)
      Unrecognized net transaction obligation                         0              4
                                                                 ------         ------
      Prepaid benefit expense included in other assets           $   20         $  300
                                                                 ------         ------

The plan assets are primarily invested in a money market fund, stocks, and bonds. Valuation of the cash balance plan as shown above was conducted as of December 31, 1999 and 1998. Assumptions used by the Company in the determination of cash balance plan information consisted of the following:

                                                              1999              1998             1997
                                                              ----              ----             ----
Weighted-average discount rate                                6.0%              5.0%            7.25%
Rate of increase in compensation levels                       5.5               4.0              5.0
Expected long-term rate of return on plan assets              8.0               8.0              8.0

   The components of net periodic benefit cost consisted of the following for the years ended December 31:

                                          1999             1998              1997
                                          ----             ----              ----
Service cost                              $815             $833              $263

Interest cost                              406              443               508

Expected return on plan assets            (755)            (787)             (676)

Net amortization and deferral             (186)            (219)              (39)
                                          ----             ----              ----

Total                                     $280             $270               $56
                                          ====             ====              ====

OTHER RETIREMENT PLANS

Both HCB and PBI had certain employment arrangements which include supplemental retirement benefits for certain key executives that offset the reduction in benefits due to certain limitations imposed under the federal income tax laws. These arrangements are unfunded and are a general liability of the Company. The unfunded liability at December 31, 1999 was $300.

HCB also maintained an Executive Supplemental Income Plan ("ESI Plan"), a nonqualified plan that provides certain employees with supplemental retirement benefits. The ESI Plan utilizes life insurance contracts for indirect funding of preretirement benefits. Related expense was $25, $74 and $117 in 1999, 1998 and 1997, respectively. These plans also provide that, in the event of a "change in control", employees who have attained age 55 may retire and are immediately eligible to receive benefits without prior board approval and without satisfying any minimum years of service requirement. Other covered employees who are terminated, without just cause, or who voluntarily terminate employment, after a change in control, are entitled to receive their retirement benefits upon reaching normal retirement age. This plan has not been offered by the Company since 1994 and its provisions covers five employees.

In 1999, the Company approved an additional supplemental retirement plan for the Chairman of the Board. The plan allows for the payment of 20% of his final annual salary, payable upon retirement, annually, for 10 years plus payment of medical benefits for the same period. The accumulated benefit obligation at December 31, 1999 was $25.

PBI also maintained a non-qualified, unfunded retirement and severance plan for members of its Board of Directors of its banking subsidiary. The plan was modified in 1999 to allow former Hudson Chartered Bancorp directors to join the plan. Under this plan, each member retiring the Board after at least five years of service is entitled to a benefit consisting of the annual retainer fee of $5,000 per annum at the time of departure multiplied by the director's number of years of service, up to 15 years, maximum $75,000. The annual cost of this plan was $133, $113 and $80 in 1999, 1998 and 1997, respectively. All of the present non-officer directors of the Company are currently covered by this plan. The accumulated benefit obligation was $354 at December 31, 1999.

The Company maintains a deferred compensation plan for directors and executive officers that allows for the individual to defer compensation into a variety of funded vehicles or phantom stock of the Company. The phantom stock component is unfunded, and the Company has recorded a liability of $445 as of December 31, 1999.

POSTRETIREMENT BENEFITS

PBI provided certain postretirement health care benefits. Substantially all PBI employees became eligible for postretirement benefits if they met certain age and length of service requirements. PBI accrued the cost of these benefits as they were earned by active employees. Effective with the merger, non-retiree benefits were frozen at levels earned and such future benefit will only be paid should the employee retire. As a result of this change, the Company recorded a credit to compensation expense of $169 in 1998. The liability for these non-retired employees is accrued on an actuarial basis. The liability at December 30, 1999 is $188.

The following are reconciliations of the benefit obligation and the fair value of plan assets, the funded status of the plan, the amounts not recognized in the statement of financial position, and the amounts recognized in the statement of financial position.

                                                        1999           1998
                                                        ----           ----
Change in benefit obligation:
    Benefit obligation at beginning of year           $1,332         $1,392
    Interest cost                                         84             80
    Actuarial (gain) loss                                (96)           108
    Benefits paid                                        (89)           (76)
    Settlements                                            -           (172)
                                                     -------        -------
    Benefit obligation at end of year                 $1,231         $1,332
                                                     -------        -------

Change in plan assets:

   Contributions to the plan                             $89            $76
   Benefits paid                                         (89)           (76)
                                                     -------        -------
   Fair value of plan assets at end of year                0              0
                                                     -------        -------

   Funded status                                      (1,231)        (1,332)
   Unrecognized net actuarial gain                      (416)          (381)
                                                     -------        -------
   Accrued benefit cost                              $(1,647)       $(1,713)
                                                     -------        -------

Valuations of the post retirement health insurance plan as shown above were conducted as of December 31, 1999, 1998 and October 1, 1997. Assumptions used by the Company in the determination of post retirement benefit plan information consisted of the following:

                                      1999              1998              1997
                                      ----              ----              ----
Discount rate                         8.0%              6.5%             7.25%
Current medical trend rate            6.5               6.5               7.0
Ultimate medical trend rate           5.0               5.0               5.0

   The components of net periodic benefit cost consisted of the following for the years ended December 31:

                                               1999          1998          1997
                                               ----          ----          ----
Service cost                                                                $26

Interest cost                                   $84           $80            96

Net amortization and deferral                   (60)          (73)          (69)

Settlements and curtailments                      -          (437)
                                              -----        ------           ----
Net periodic benefit cost (credit)              $24         $(430)          $53
                                              =====        ======           ====

At December 31, 1999, the assumed rate of increase in future health care costs was 6.5% for 2000, gradually decreasing to 5.0% in the year 2003 and remaining at that level thereafter. Increasing the assumed health care cost trend rate by 1.0% in each future year would increase the accumulated benefit obligation as of December 31, 1999 by $ 114 and the aggregate of the service and interest cost by $9 for the year then ended.

EMPLOYMENT AGREEMENTS
PNB has entered into employment and change in control agreements with certain key executives. The agreements range in period from one to three years, expiring from 2000 through 2002, and contain specified conditions for extension or expiration, either annually or prior to expiration. In certain cases, conditions exist which allow for lump sum payments in connection with defined changes in control, termination without cause or failure to extend. The maximum liability under these contracts, at December 31, 1999, if such payments were required for all executives, would be approximately $3.2 million.

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

NOTE I - LEASES

Total rental expense for operating leases for 1999, 1998 and 1997 was $891, $989 and $857, respectively. Future minimum payments, under non-cancelable operating leases with initial or remaining terms of one year or more, consisted of the following at December 31, 1999:


                                     YEAR                   AMOUNT
                                     ----                  -------
                                     2000                    $853
                                     2001                     683
                                     2002                     603
                                     2003                     441
                                     2004                     304
                                  Thereafter                2,070
                                                           --------
                                     Total                 $4,954
                                                           ========

The Company leases a portion of its buildings to tenants for various terms with varying renewal periods. Rental income received was $335, $381 and $348 in 1999, 1998 and 1997, respectively.

NOTE J - INCOME TAXES

The following is a reconciliation between the effective income tax rate and the statutory federal tax rate:

                                                                     YEAR ENDED DECEMBER 31,

                                                              1999             1998              1997
                                                              ----             ----              ----

Income tax based on pretax income at statutory rate          35.0%            35.0%             34.0%

Charges (credits) resulting from:

  State taxes, net of federal tax benefit                     4.0              6.0               5.7

  Income from tax-exempt securities                          (5.3)            (5.4)             (3.7)

  Non-deductible merger expenses                                -              2.8                .2

  Other, net                                                  (.1)            (1.4)               -
                                                             -----            -----             -----
     Effective income tax rate                               33.6%            37.0%             36.2%
                                                             =====            =====             =====


The valuation allowance applicable to the Company's state deferred tax asset was eliminated in 1998, resulting in a reduction in income taxes of $238.

The components of income tax expense (benefit) are as follows for the years ended December 31:

                                                               1999             1998              1997
                                                               ----             ----              ----
Current:
  Federal                                                    $8,408           $7,142            $7,666
  State                                                       1,642            2,354             2,370
                                                            -------          -------            ------
                                                             10,050            9,496            10,036
Deferred                                                        381           (1,818)              (39)
                                                            -------          -------            ------
Total                                                       $10,431           $7,678            $9,997
                                                            =======          =======            ======

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, are as follows:


                                                                    1999            1998            1997
                                                                    ----            ----            ----
DEFERRED TAX ASSETS:
  Allowance for loan losses and OREO                             $ 8,953         $ 9,022         $ 8,042
  Compensation                                                      1670           1,597           1,454
  Core deposit intangible                                          1,233             941             607
  Deferred fee income                                               (75)             713             342
  Other                                                               73              54             450
                                                                 -------          ------         -------
  Gross deferred tax assets                                       11,854          12,327          10,895
                                                                 -------          ------         -------
DEFERRED TAX LIABILITIES:
   Depreciation                                                     (275)           (345)           (496)
   Unrealized holding (gains) losses on "available for
     sale" securities                                              4,587          (1,088)         (1,156)
   Mortgage servicing                                                (76)            (96)            (31)
   Accretion on securities                                           (66)            (68)           (130)
                                                                 -------          ------         -------
   Gross deferred tax liabilities                                  4,170          (1,597)         (1,813)
                                                                 -------          ------         -------
   Net deferred tax assets before valuation allowance             16,024          10,730           9,082
   Valuation allowance                                               -               -              (238)
                                                                 -------          ------         -------
   Net deferred tax asset                                        $16,024         $10,730         $ 8,844
                                                                 =======         =======         =======

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

Certain amendments to the federal and New York State tax laws regarding bad debt deductions were enacted in 1996. The federal amendments included elimination of the percentage of taxable income method for tax years beginning after December 31, 1995 and imposition of a requirement to recapture into taxable income (over a six-year period) the bad debt reserves in excess of the base-year amounts. Pawling established a deferred tax liability with respect to such excess federal reserves. The New York State amendments redesignated all of Pawling's state bad debt reserves as the base-year amount.

As a result of the merger described in Note A, the Company was required to immediately recapture Pawling's state base-year reserve and recorded a net expense of $752 under merger expenses to reflect its tax liability to the State in the 1998 financial statements. Under the present tax laws, however, Pawling's federal base-year reserve was not subject to immediate recapture.

In accordance with SFAS No. 109, the Company has not recognized deferred tax liabilities with respect to Pawling's federal base-year tax bad debt reserves of $8.8 million. The unrecognized deferred tax liability at December 31, 1999 with respect to the federal base-year reserves was $3.0 million. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Company's retained earnings represented by this reserve are used for dividends or distributions in liquidation or for any other purpose other than to absorb losses from bad debts., (2) the Company fails to qualify as a Bank as provided by the Internal Revenue Code, or
(3) there is a change in federal tax law.

NOTE K - OTHER COMMITMENTS AND CONTINGENCIES

The financial statements do not reflect various commitments, contingent liabilities and fiduciary liabilities for assets held in trust, which arise in the normal course of business. Trust Department assets under administration total approximately $294.8 million at December 31, 1999.

The Bank regularly sells certain types of long-term fixed rate mortgages to a United States agency which are under recourse arrangements for four months. As of December 31, 1999, $2.5 million of these sales are subject to such recourse.

The Bank is required to maintain an interest free deposit balance with the Federal Reserve Bank, which averaged approximately $8.1million during 1999; the Bank does not earn interest or other income on such deposited funds.

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


                                       1999                 1998
                                     -------             --------
Balance, beginning of year           $10,023             $ 23,614
New loans                              1,781                1,443
Repayments/Deletions                  (1,440)             (15,034)
                                     -------             --------
Balance, end of year                 $10,364             $ 10,023
                                     =======             ========

The Bank leases premises from an affiliate of a director which lease will expire in December 2000. Payments made to this affiliate in 1999, 1998 and 1997 were $141, $112 and $142, respectively. Entities in which directors have interests provide automotive, insurance and legal services to the Company. The total cost of such services aggregated $985, $705 and $713 in 1999, 1998 and 1997, respectively.

NOTE M - OTHER INTEREST BEARING LIABILITIES

During 1999, the Bank entered into a leverage strategy of approximately $100.0 million. The funding for this strategy consisted of Federal Home Loan Bank advances in the amounts of $20.0 million and $25.0 million, securities sold under agreements to repurchase of $30.0 million and $25.0 million from local municipal certificates of deposit.

The Federal Home Loan Bank advances for $20 million and the repurchase agreements of $55 million considered short-term borrowings with original maturities of two months and four months, respectively, and rates ranging between 5.72% to 6.13%.

Long-term borrowings consist of $25 million in FHLB advances which will mature in 2004. The rate paid on this borrowing adjusts quarterly. The rate as of December 31, 1999 was 6.16%.

Additional information regarding the Bank's short-term and long-term borrowings are summarized as follows as of December 31:

                                        1999            1998            1997
                                        ----            ----            ----
Outstanding balance                   $75,300          $1,725          $1,725
Average balance                        38,259           1,725           1,809
Weighted average Interest rate           5.58%           5.51%           5.91%

From time to time, the Company has purchased federal funds. These borrowings generally mature within one to four days of the transaction date. Although outstanding borrowings at December 31, 1999 were $300 the Company also on the same date had sold Fed Funds of $31.8 million. There were no such borrowings at any time during 1998 or 1997.

The Bank maintains a $100 million line of credit with the Federal Home Loan Bank and, at December 31, 1999, had immediate access to additional liquidity in the amount of $55 million under FHLB's secured advance program. Additionally, the Bank maintains a federal funds secured line of credit in the amount of $5 million with one of its correspondents. There were no borrowings under the federal funds secured line of credit in 1999 or 1998.

NOTE N - RESTRICTION ON SUBSIDIARY DIVIDENDS AND LOANS TO AFFILIATES

Dividends are paid by the Company from its liquid assets which are mainly provided by dividends from the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the Office of the Comptroller of the Currency is required to pay dividends in excess of earnings retained in the current year plus retained net earnings for the preceding two years. After December 31, 1999, $5.0 million is available for distribution to the Company as dividends without prior regulatory approval (in addition to the 2000 results of operations of the Bank).

Under Federal Reserve regulations, the Bank also is limited as to the amount it may loan to its affiliates, including the Company, unless such loans are collateralized by specific obligations. At December 31, 1999, the maximum amount available for lending by the Bank to the Company or its affiliates in the form of loans approximated 20% of consolidated net assets with a maximum per affiliate limit of 10%. The parent company has a mortgage loan from the Bank at December 31, 1999 of $759. Interest is payable at the prime rate plus one percent (9.50% at December 31, 1999). Such amounts eliminate in consolidation.

NOTE O - STOCKHOLDERS' EQUITY

COMMON STOCK
------------
In both December 1998 and 1999, the Board of Directors approved 10% stock dividends, payable in January 1999 and 2000, respectively. The Board also declared a three for two stock split in September 1997, payable October 1997 in the form of a 50% stock dividend. Shares and share prices have been retroactively adjusted to reflect the issuance of the stock dividends and the stock splits for September 1997, December 1998 and December 1999. The 1998 and 1999 financial statements reflect the capitalization of $24.4 million and $26.5 million, respectively, of retained earnings reflecting a market value of $14.36 and $17.05 per adjusted share on the respective dates of declaration of the 10% stock dividends. In connection with the merger, the equity accounts of PBI have been retroactively restated to reflect the 1.82 exchange ratio.

Common stock has a par value of $0.80 per share. The following table summarizes the number of shares at December 31:


                                                                 1999           1998(1)
                                                                 ----           -------
Total issued and outstanding shares                        16,425,626        15,695,124
Other issued shares - Treasury shares                           3,600             2,166
                                                           ----------        ----------
Total issued shares                                        16,429,226        15,697,290
Reserved shares (not yet issued):
  Dividend reinvestment and stock purchase plan               456,178           488,246
  HCB 1995 Incentive Stock Option (Plan II)                 1,547,955           902,863
  Frozen plans:
    HCB 1990 Incentive Stock Option (Plan I)                   13,909            24,823
    PBI Employees Stock Option Plan                           235,357           456,883
    PBI Directors Stock Option Plan                            39,203           187,971
Other authorized but unissued shares                       31,278,172        32,241,924
                                                           ----------        ----------
Total authorized                                           50,000,000        50,000,000
                                                           ----------        ----------

(1) Number of shares at December 31, 1998 have not been restated to reflect the 10% stock dividend declared December 1999.

Under its Certificate of Incorporation as amended and restated in the Merger, Premier National Bancorp, Inc. is authorized to issue 50,000,000 shares of common stock, par value $0.80 per share.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
---------------------------------------------
The Company has a Dividend Reinvestment and Stock Purchase Plan that allows participating common stockholders to reinvest cash dividends in additional shares of common stock (at market value) in lieu of cash dividends and gives participants the right to elect to make optional cash payments to purchase up to five thousand dollars per quarter of shares of common stock (at market value), subject to the terms and limitations of the plan.

PREFERRED STOCK
---------------
The Company has authorized a total of 5,000,000 shares of preferred stock, $.01 par value, which the Board of Directors has the authority to divide into series and to fix the dividends, rights and preferences of any series so established. There was no outstanding preferred stock at December 31, 1999 or 1998.

TREASURY STOCK PURCHASE PROGRAM
-------------------------------
On February 25, 1999, the Board of Directors approved a stock repurchase program and authorized management to repurchase, over the next two years, up to 1,250,000 shares (approximately 7.9%) of the Company's Common stock in the open market to fund the Company's dividend reinvestment and purchase plan and option exercises. Having completed the plan, on November 18, 1999, the Board of Directors approved an additional stock repurchase program for 1,000,000 shares as of December 31, 1999, there were 921,275 shares remaining to be purchased under the program. In connection with its 10% stock dividend declared in December 1999, the Company reissued 841,412 shares of treasury stock, leaving only 3,600 shares at December 31, 1999.

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

In 1995, HCB established the HCB 1995 Incentive Stock Plan (Plan II). Incentive and nonqualified stock options are utilized to assist in attracting, retaining and providing incentives to key officers and employees. In 1999, the plan was amended to include directors and to increase the authorized shares by 627,913. Grants under the plan may be in the form of incentive stock options, nonqualified stock options, restricted stock or stock appreciation rights. Stock options may be granted with the stock appreciation rights or the stock appreciation rights may be issued separately. Options may not be granted at less than 100% of the fair market value on the date of grant. Options vest no less than six months after the date they were granted and expire no later than 10 years from the grant date. The determination and grant of an incentive stock option, nonqualified stock option, a stock appreciation right or restricted stock is determined solely at the discretion of the Personnel and Compensation Committee of the Board of Directors. The maximum number of shares of common stock with respect to which options or rights may be outstanding to any eligible employee under the plan (or any other HCB plans) is 220,000 shares. The plan was amended in 1999 to add directors. At December 31, 1999, shares available for future grants totaled 669,903. In 1999, options of 326,583 were granted at an exercise price of $17.12.

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

COMBINED OPTION PLAN INFORMATION

In connection with the merger of HCB and PBI, all of the outstanding PBI options were converted into options to purchase common stock of the Company. Consolidated transactions under the Company's Stock Option Plans, including SAR's, for the years ended December 31, 1999, 1998 and 1997, are presented below:


                                                      Stock Option Plan
                                                      -----------------
                                                                       Weighted
                                                                       Average
                                                  Shares                 Price
                                                ---------              --------
Outstanding at January 1, 1997                  1,187,780               $ 7.00
  Granted                                         218,051                12.75
  Exercised                                      (186,441)                6.89
  Forfeited                                        (3,304)                7.96
                                                ---------
Outstanding at December 31, 1997                1,216,086                 8.02
  Granted                                         408,356                17.10
  Exercised                                      (208,897)                6.55
  Forfeited                                        (4,404)               10.55
                                                ---------
Outstanding at December 31, 1998                1,411,141                10.59
  Granted                                         326,583                17.12
  Exercised                                      (539,309)                7.08
  Forfeited                                       (31,894)               15.00
                                                ---------               ------
Outstanding at December 31, 1999                1,166,521               $13.97
                                                =========               ======
Exercisable at December 31:
  1997                                          1,123,284               $ 7.41
  1998                                          1,127,759                 9.02
  1999                                            842,133                12.75

The following table summarizes information about the Company's stock options outstanding and exercisable at December 31, 1999:

                                                                                   Weighted Average
                                                                                   ----------------
                                 Exercise Price       Number      Remaining Life (yrs)         Exercise Price
                                 --------------       ------      --------------------         --------------
                                  $3.52 - $5.27       30,535              2.5                       $4.81
                                  $5.27 - $7.03       92,367              3.8                       $6.00
                                  $7.03 - $8.79       93,140              5.2                       $7.79

                                 $8.79 - $10.55      127,230              6.5                      $10.11
                                $10.55 - $14.07       65,033              7.0                      $11.00
                                $14.07 - $15.82      102,132              8.1                      $15.42
                                $15.82 - $17.58      658,279              9.1                      $17.21

  Exercisable                   $ 3.52 - $17.58      842,133              7.2                      $12.75
                                ===============      =======                                       ======
Not Exercisable                     $17.12           326,583              9.1                      $17.12
                                    ======           =======                                       ======

The fair value of each option grant was estimated on the date of grant by PNB, HCB and PBI, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997.

                                         1999                1998             1997
                                     ------------        ------------     ------------
                                          PNB              PNB/PBI          HCB-PBI
Dividend yield                       2.53 - 3.71%        2.27 - 2.94%     2.2 - 3.0%

Expected volatility                  26.5 - 44.0%        25.9 - 40.8%     23.6 - 27.8%

Risk free rate of return             5.78 - 5.90%        4.95 - 5.11%     6.05 - 6.45%

Expected life (years)                5.0 - 10.0          5.0 - 10.0       5.0 - 5.4

The weighted average fair value of options granted in 1999, 1998 and 1997 were $5.28, $4.21 and $4.98, respectively.

The Company maintains stock option plans as described above. The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:

                                                       1999          1998           1997
                                                       ----          ----           ----
Net income                    As reported            $20,598       $13,052        $17,640
                              Pro forma               19,158        11,909         16,982

Basic earnings per share      As reported              $1.23          $.76          $1.04
                              Pro forma                 1.14           .69           1.01

Diluted earnings per share    As reported              $1.21          $.74          $1.01
                              Pro forma                 1.13           .68            .97

The effects of applying SFAS No. 123 for disclosing compensation cost under this pronouncement may not be representative of the effects on reported net income for future years.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As of December 31, 1999, the ESOP owned 134,169 shares of the Company's common stock (all of which were available to participants and considered in total issued and outstanding shares). The Company recorded compensation expense of $113 in 1999 and $ 129 in 1997. There was no compensation expense associated with 1998.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and its parent company to maintain or exceed minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that both the Bank and its parent company meet all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the Bank's primary regulator (the Office of the Comptroller of the Currency) as to Premier National Bank categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" a bank must maintain or exceed minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since those notifications that management believes have changed either institution's category.

CAPITAL RATIOS

THE FOLLOWING SUMMARIZES THE MINIMUM CAPITAL REQUIREMENTS AND THE ACTUAL CAPITAL POSITION AT DECEMBER 31, 1998 AND 1999:


                                                                                                    MINIMUM
                                                                                                   TO BE WELL
                                                                            MINIMUM             CAPITALIZED UNDER
                                                                          FOR CAPITAL           PROMPT CORRECTIVE
                                                  ACTUAL               ADEQUACY PURPOSES:       ACTION PROVISIONS:
                                                  ------               ------------------       ------------------
BANK ONLY
AS OF DECEMBER 31, 1998:                   AMOUNT         RATIO       AMOUNT         RATIO      AMOUNT        RATIO
                                           ------         -----       ------         -----      ------        -----
TOTAL CAPITAL
(TO RISK WEIGHTED ASSETS)                 $134,412        12.61%      $85,275         8.0%     $106,594       10.0%

TIER I CAPITAL
(TO RISK WEIGHTED ASSETS)                  121,593        11.41        42,638         4.0        63,956         6.0

TIER I CAPITAL
(TO AVERAGE ASSETS)                        121,593         7.82        62,185         4.0        77,732         5.0

AS OF DECEMBER 31, 1999:

TOTAL CAPITAL
(TO RISK WEIGHTED ASSETS)                 $144,406        12.64%      $91,369         8.0%     $114,211       10.0%

TIER I CAPITAL
(TO RISK WEIGHTED ASSETS)                  130,037        11.39        45,685         4.0        68,527         6.0

TIER I CAPITAL
(TO AVERAGE ASSETS)                        130,037         8.17        63,649         4.0        79,561         5.0

CONSOLIDATED
AS OF DECEMBER 31, 1998:

TOTAL CAPITAL
(TO RISK WEIGHTED ASSETS)                 $161,483        15.38%      $84,012         8.0%

TIER I CAPITAL
(TO RISK WEIGHTED ASSETS)                  148,333        14.12        42,006         4.0

TIER I CAPITAL
(TO AVERAGE ASSETS)                        148,333         9.13        64,952         4.0

AS OF DECEMBER 31, 1999:

TOTAL CAPITAL
(TO RISK WEIGHTED ASSETS)                 $158,182        13.79%      $91,756         8.0%

TIER I CAPITAL
(TO RISK WEIGHTED ASSETS)                  143,812        12.54        45,878         4.0

TIER I CAPITAL
(TO AVERAGE ASSETS)                        143,812         9.25        62,165         4.0


NOTE P - PARENT COMPANY ONLY FINANCIAL INFORMATION
BALANCE SHEETS


                                                                      DECEMBER 31,

                                                               1999                   1998
                                                               ----                   ----
ASSETS
      Cash (deposited in Bank)                               $4,441                 $7,790
      Cash (other)                                               56                      -
      Securities available for sale, at fair value            4,172                  6,388
      Other securities                                          109                    109
      Investment in subsidiaries:
           Bank                                             128,397                131,848
           Other                                                335                    319
      Premises                                                4,703                  4,840
      Other assets                                            5,441                  8,253
                                                           --------               --------
TOTAL ASSETS                                               $147,654               $159,547
                                                           ========               ========
LIABILITIES
       Notes payable - Bank subsidiary                         $759                   $859
        Other liabilities                                     4,857                  2,534
STOCKHOLDERS' EQUITY                                        142,038                156,154
                                                           --------               --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $147,654               $159,547
                                                           ========               ========


STATEMENTS OF INCOME AND EXPENSE


                                                                                   YEAR ENDED DECEMBER 31,

                                                                               1999         1998            1997
                                                                               ----         ----            ----
Dividends from Bank                                                         $15,544        $14,315         $11,105
Other income                                                                  1,474          1,374           1,511
Merger related expenses                                                           -        (2,272)           (541)
Other  expenses                                                               (786)        (1,144)         (1,306)
                                                                            -------        -------         -------
Income before income taxes and equity in undistributed net income            16,232         12,273          10,769
(loss) of subsidiaries
Income tax benefit (expense)                                                  (100)            240             238
                                                                            -------        -------         -------
Income before equity in undistributed net income (loss) of                   16,132         12,513          11,007
subsidiaries
Equity in undistributed net income (loss) of subsidiaries:
  Bank                                                                        4,450            596           6,686
  Other                                                                          16           (57)            (53)
                                                                            -------        -------         -------
NET INCOME                                                                  $20,598        $13,052         $17,640
                                                                            =======        =======         =======


STATEMENTS OF CASH FLOWS


                                                                                   YEAR ENDED DECEMBER 31,

                                                                               1999         1998            1997
                                                                               ----         ----            ----
OPERATING ACTIVITIES
 Net income                                                                 $20,598        $13,052         $17,640
 Adjustments to reconcile net income to net cash provided by
    Operating activities:
   Equity in undistributed net income of subsidiaries                       (4,466)          (539)         (6,633)
   Depreciation                                                                 184            136             208
   Other, net                                                                 4,851        (6,735)           (945)
                                                                           --------        -------         -------
Net cash provided by operating activities                                    21,167          5,914          10,270
                                                                           --------        -------         -------
INVESTING ACTIVITIES
Purchase of available for sale securities                                   (2,410)        (1,654)         (5,586)
Proceeds from sale/maturities of available for sale securities                4,235          3,055             400
                                                                           --------        -------         -------
Net cash provided  (used) by investing activities                             1,825          1,401        (5,186)
                                                                           --------        -------         -------
FINANCING ACTIVITIES
Payments on borrowings                                                        (100)          (100)           (100)
Proceeds from issuance of stock                                               6,473          2,789           2,745
Repurchase of common stock                                                 (24,071)          (190)         (3,858)
Cash dividends                                                              (8,587)        (7,090)         (5,963)
                                                                           --------        -------         -------
Net cash used by financing activities                                      (26,285)        (4,591)         (7,176)
                                                                           --------        -------         -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (3,293)          2,724         (2,092)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  7,790          5,066           7,158
                                                                           --------        -------         -------
CASH AND CASH EQUIVALENTS, END OF YEAR                                       $4,497         $7,790          $5,066
                                                                           ========        =======         =======


NOTE Q - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for certain financial instruments. Estimated fair values are as of December 31, 1999 and December 31, 1998, respectively, and have been determined using available market information and various valuation estimation methodologies. Considerable judgment is required to interpret the effects on fair value of such items as future expected loss experience, current economic condition, risk characteristics of various financial instruments and other factors. The estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. Also, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair values.


                                                           DECEMBER 31, 1999               DECEMBER 31, 1998

             (DOLLARS IN MILLIONS)                     CARRYING        ESTIMATED        CARRYING      ESTIMATED
                                                        AMOUNT        FAIR VALUE         AMOUNT      FAIR VALUE
                                                       --------       ----------        --------     ----------
ASSETS

Cash and cash equivalents                                 $78.7            $78.7          $174.3         $174.3

Securities                                                478.8            478.9           386.9          387.4

Loans, net                                                966.5            964.6           946.0          953.7

Accrued income                                             12.1             12.1             8.9            8.9

LIABILITIES

Deposits without stated maturities                        825.5            825.5           933.8          933.8

Time deposits                                             542.3            544.3           473.3          473.9

Borrowings                                                 75.3             75.3             1.7            1.7

Accrued interest payable                                     .8               .8              .5             .5



The fair value estimates presented above are based on pertinent information available to management as of December 31, 1999 and December 31, 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since December 31, 1999 and, therefore, current estimates of fair value may differ significantly from the amounts presented above.

FAIR VALUE METHODS AND ASSUMPTIONS ARE AS FOLLOWS:

CASH AND CASH EQUIVALENTS - The estimated fair value is based on current rates for similar assets.
SECURITIES - The fair value of securities is estimated based on quoted market prices or dealer quotes, or if not available, estimated using quoted market prices for similar securities. Regulatory securities are recorded at carrying value.
LOANS - The fair value of fixed rate loans has been estimated by discounting projected cash flows using current rates for similar loans. For other loans, which reprice frequently to market rates, the carrying amount approximates the estimated fair value. The fair value of nonaccrual loans having a net carrying value of approximately $5,996 and $6,626 in 1999 and 1998, respectively, are not estimated because it was not practical to reasonably assess the timing of the cash flows or the credit adjustment that would be applied in the market-place for such loans. The total amount of loans included has been reduced by the allowance for loan losses of $19,969 and $19,028 in 1999 and 1998, respectively.
DEPOSITS WITHOUT STATED MATURITIES - Under the provision of SFAS No. 107, the estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings accounts, now accounts, money market and checking accounts, is equal to the amount payable on demand as of December 31, 1999 and December 31, 1998.
TIME DEPOSITS - The fair value of certificates of deposits is based on the discounted value of contractual cash flows. The discount rates used are the rates currently offered for deposits of similar remaining maturities. The excess of the estimated fair value of time deposits over their recorded amounts represents the discounted value of contractual rates over rates currently being offered.
BORROWINGS - The estimated fair value for short-term advances and repurchase agreements in which applicable interest rates reprice based on changes in market rates is equal to the amount payable at the reporting date.

Financial Instruments with Off-Balance Sheet Risk - As described in Note C, the Company was a party to financial instruments with off-balance sheet risk at December 31, 1999 and 1998. Such financial instruments consist of commitments to extend permanent financing and letters of credit. If the options are exercised by the prospective borrowers, these financial instruments will become interest-earning assets of the Company. If the options expire, the Company retains any fees paid by the counterparty in order to obtain the commitment or guarantee. The fair value of commitments is estimated based upon fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate commitments, the fair value estimation takes into consideration an interest rate risk factor. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements. The fair value of these off-balance sheet items at December 31, 1999 and 1998, respectively, approximates the recorded amounts of the related fees, which are not material. The Company has not engaged in hedge transactions such as interest rate futures contracts or interest rate swaps.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PREMIER NATIONAL BANCORP, INC.

                                       BY:

                                                /s/ T. Jefferson Cunningham III
                                                Chairman of the Board

                                                Date:    March 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ T. Jefferson Cunningham III                      March 23, 2000
Chairman of the Board & CEO

Principal Financial and Accounting Officer:

/s/ Paul A. Maisch                                            March 23, 2000
Treasurer

Directors:
/s/ Elizabeh P. Allen                                         March 23, 2000
/s/ Thomas C. Aposporos                                       March 23, 2000
/s/ Robert M. Bowman                                          March 23, 2000
/s/ H. Todd Brinckerhoff                                      March 23, 2000
/s/ Edward VK. Cunningham Jr.                                 March 23, 2000
/s/ T. Jefferson Cunningham III                               March 23, 2000
/s/ Tyler Dann                                                March 23, 2000
/s/ Thomas C. DeBenedictus                                    March 23, 2000
/s/ R. Abel Garraghan                                         March 23, 2000
/s/ Richard T. Hazzard                                        March 23, 2000
/s/ Richard Novik                                             March 23, 2000
/s/ Lewis J. Ruge                                             March 23, 2000
/s/ Roger W. Smith                                            March 23, 2000
/s/ David A. Swinden                                          March 23, 2000
/s/ Peter Van Kleeck                                          March 23, 2000
/s/ John C. VanWormer                                         March 23, 2000