Form 10-Q
period 2000-03-31
PREMIER NATIONAL BANCORP INC
filed 2000-05-10
CIK 776848

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to _________

Commission file number 1-13213
                       -------

                        PREMIER NATIONAL BANCORP, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)

          New York                                   14-1668718
------------------------------                       ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer)
 incorporation or organization)                      Identification No.)

PO Box 310, 1100 Route 55, Lagrangeville, NY                        12540
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

15,835,733 shares of Common Stock outstanding, par value $.80 per share, at April 28, 2000.

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

PART II -Other Information

Item 6 - Exhibits and Reports on Form 8-K                                     30

         Exhibit Index                                                        31

         Signatures                                                           32

Part 1
Item 1: Financial information

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)


                                                                                       March 31,         December 31,
                                                                                         2000               1999
ASSETS
Cash and due from banks                                                                  $34,703           $46,889
Federal funds sold                                                                        25,557            31,782
                                                                                         -------           -------
Total cash and cash equivalents                                                           60,260            78,671

Securities
 Available for sale, at fair value                                                       431,848           452,025
 Held to maturity, at cost, (fair value of $18,386 in 2000                                18,277            17,014
 and $17,168 in 1999)
 Regulatory securities (at cost which approximates fair value)                             9,726             9,726


 Gross loans                                                                           1,008,023           993,821
Allowance for loan losses                                                                (21,785)          (21,786)
                                                                                         -------           -------
 Net loans                                                                               986,238           972,035

Premises and equipment, net                                                               26,507            26,982
Accrued income                                                                            12,337            12,111
Deferred Taxes                                                                            16,149            16,024
Other real estate owned                                                                    1,307             1,369
Intangible assets, net                                                                     4,704             4,992
Other assets                                                                               2,778             4,717

                                                                                     ------------------------------
TOTAL ASSETS                                                                          $1,570,131        $1,595,666
                                                                                     ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

 Non-interest bearing                                                                   $246,149          $252,166
 Interest bearing                                                                      1,099,647         1,115,613
                                                                                     ------------------------------
Total deposits                                                                         1,345,796         1,367,779

 Notes payable                                                                            75,000            75,300
 Other liabilities                                                                        10,973            10,549
                                                                                     ------------------------------
  TOTAL LIABILITIES                                                                    1,431,769         1,453,628

 STOCKHOLDERS' EQUITY (see notes)
 Preferred stock
 ($.01 par value; 5,000,000 shares authorized; none issued                                    --                --
 in 2000 and 1999)
 Common stock ($.80 par value; 50,000,000 shares authorized)                              13,155            13,142
 16,443,894 shares issued in 2000 and 16,429,226 shares
 issued in 1999
 Additional paid-in capital                                                               95,743            95,755
 Retained earnings                                                                        42,546            39,789
 Accumulated other comprehensive loss                                                     (7,057)           (6,581)
 Treasury stock, at cost, (441,761 shares in 2000 and 3,600                               (6,025)              (67)
 shares in 1999)
                                                                                     ------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                             138,362           142,038
                                                                                     ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $1,570,131        $1,595,666
                                                                                     ==============================

See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(dollars in thousands)
(Unaudited)

                                                           Three               Three
                                                        Months Ended       Months Ended
                                                          03/31/00           03/31/99
                                                     ---------------------------------------
Interest income:
  Loans, including fees                                         $21,011             $20,483
  Federal funds sold                                                298                 902
  Taxable securities                                              5,672               4,568
  Tax-exempt securities                                           1,185                 938
                                                     ---------------------------------------
Total interest income                                            28,166              26,891

Interest expense                                                 12,243              10,669
                                                     ---------------------------------------
Net interest income                                              15,923              16,222

Provision for loan losses                                           300               1,000
                                                     ---------------------------------------
Net interest income
 after provision for loan losses                                 15,623              15,222
                                                     ---------------------------------------
Noninterest income:
  Service charges and fees                                        2,094               1,962
  Trust earnings                                                    317                 263
  Gains on sales of securities, net                                  (1)                 76
  Gains on sales of loans, net                                       11                  66
  Other income                                                      173                 265
                                                     ---------------------------------------
Total noninterest income                                          2,594               2,632
                                                     ---------------------------------------
GROSS OPERATING INCOME                                           18,217              17,854
                                                     ---------------------------------------
Noninterest expense:
 Salaries and employee benefits                                   5,288               5,709
 Net occupancy and equipment expense                              1,847               1,755
 Other real estate owned                                             36                  20
 Other expenses                                                   3,203               2,984
                                                     ---------------------------------------
Total noninterest expense                                        10,374              10,468
                                                     ---------------------------------------

Income before income taxes                                        7,843               7,386

 Income taxes                                                     2,565               2,654
                                                     ---------------------------------------
Net income                                                       $5,278              $4,732
                                                     =======================================


Weighted average common shares outstanding (1)

Basic                                                        16,247,600          17,275,500
Diluted                                                      16,364,900          17,594,500

Per common share data:
Basic earnings                                                    $0.32               $0.27
Diluted earnings                                                  $0.32               $0.27

Cash dividends declared                                           $0.15               $0.12
Book value at period end                                          $8.65               $8.98

(1)   Adjusted for 10% Stock Dividend declared December 1999.

See notes to consolidated financial statements.

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

                                                                                                Three
                                                                                             Months Ended
OPERATING ACTIVITIES                                                                    03/31/00       03/31/99
                                                                                        ---------      --------
Net income                                                                                $5,278         $4,732
Adjustment to reconcile net income to net
  cash provided by operating activities:
Provision for loan losses                                                                    300          1,000
Depreciation and amortization                                                                707            776
Amortization of security premiums and
  accretion of discounts                                                                     107            157
Amortization of goodwill/core deposit intangible/acquisition costs                           365            380
Realized gains on sales of securities and loans                                              (10)          (142)
Gains on sale of premises and equipment                                                        0           (216)
Deferred income tax benefits                                                                 105         (2,510)
Increase in accrued income                                                                  (226)        (2,774)
Other, net                                                                                 2,354          6,937
                                                                                 -------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  8,980          8,340
                                                                                 -------------------------------
INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale                                     14,018          6,107
 Proceeds from maturities of securities available for sale                                 5,452         36,309
 Proceeds from maturities of securities held to maturity                                   1,135             --
 Purchases of securities available for sale                                                 (142)      (104,304)
 Purchases of securities held to maturity                                                 (2,363)        (2,892)
 Sale of loans                                                                               810            780
 Net (increase) decrease in loans                                                        (15,302)        11,529
 Purchase of premises and equipment                                                         (232)           (72)
 Proceeds from sales of premises and equipment                                                 0            597
 Proceeds from sale of OREO                                                                   62             --
                                                                                 -------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                        3,438        (51,946)
                                                                                 -------------------------------
FINANCING ACTIVITIES
 Net decrease in DDA/MM/NOW/Sav. Accounts                                                 (8,163)       (42,932)
 Net increase (decrease) in other time deposits                                          (13,820)           861
 Proceeds from issuance of common stock from treasury                                        512          1,270
 Repurchase of common stock                                                               (6,599)        (6,328)
 Repayment of borrowings                                                                    (300)        (1,725)
 Cash dividends-common                                                                    (2,459)        (2,040)
                                                                                 -------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                    (30,829)       (50,894)
                                                                                 -------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (18,411)       (94,500)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            78,671        174,330
                                                                                 -------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $60,260        $79,830
                                                                                 ===============================

CASH PAID FOR:
 Interest                                                                                $12,193        $10,480
 Taxes                                                                                         0          1,230

NON-CASH ITEMS
 Transfer from loans to OREO                                                                  34            289
 Net change in unrealized gains (losses) recorded
  on securities available for sale                                                           706          2,095
 Change in deferred taxes on unrealized (gains)
  losses recorded on securities available for sale                                          (230)          (870)

See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(dollars in thousands, except per share data)
(unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated
                                                                        Additional                 Other
                                                               Common     Paid-in    Retained   Comprehensive  Treasury
                                                               Stock      Capital    Earnings       Loss        Stock       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2000                                        $13,142    $95,755     $39,789      ($6,581)        ($67)  $142,038

Net Income                                                                              5,278                                5,278
Cash dividends declared on common stock ($0.15 per share)                              (2,391)                              (2,391)
Adjustment on final issuance of 10% stock dividend                  13                    (13)                                   0
Dividend reinvestment and stock purchase plan - 24,943 shares                                                       375        375
Options exercised - 17,062 shares                                                                                   149        149
Cash in lieu issued for fractional shares                                     (12)                                             (12)
Effect of Treasury stock issued at less than cost                                        (117)                      117          0
Purchase of treasury stock - 479,581 shares                                                                      (6,599)    (6,599)
Net change in unrealized loss on securities, after tax                                                (476)                   (476)
                                                              ---------------------------------------------------------------------

Balance March 31, 2000                                         $13,155    $95,743     $42,546      ($7,057)     ($6,025)  $138,362
                                                              =====================================================================


Balance January 1, 1999                                        $12,558    $84,492     $57,621       $1,521         ($38)  $156,154
Net Income                                                                              4,732                                4,732
Cash dividends declared on common stock($0.118 per share)                              (2,005)                              (2,005)
Dividend reinvestment and stock purchase plan - 18,796 shares       14        285                                              299
Options exercised - 90,571 shares                                   48        749                                   185        982
Cash in lieu issued for fractional shares                                     (11)                                             (11)
Effect of Treasury stock issued at less than cost                                        (188)                      188          0
Purchase of treasury stock - 347,966 shares                                                                      (6,328)    (6,328)
Net change in unrealized gain on securities, after tax                                              (1,225)                 (1,225)
                                                              ---------------------------------------------------------------------

Balance March 31, 1999                                         $12,620    $85,515     $60,160         $296      ($5,993)  $152,598
                                                              =====================================================================

See notes to condensed consolidated financial statements

PREMIER NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                             Three months ended March 31,
                                                                                             2000                   1999
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                 $ 5,278                $ 4,732
Other Comprehensive loss:
  Net unrealized losses on securities:
    Net unrealized holding losses
      arising during year, net of taxes of
      ($192) and ($441)                                                                       (593)                (1,297)

    Less reclassification adjustment for losses included in net income:
      net of taxes of ($56) and ($37)                                                          117                     72
                                                                                  -----------------      -----------------
Other comprehensive loss                                                                      (476)                (1,225)
                                                                                  -----------------      -----------------
COMPREHENSIVE INCOME                                                                       $ 4,802                $ 3,507
                                                                                  =================      =================

See notes to consolidated financial statements

FORM 10-Q

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
---------------------

The unaudited condensed consolidated financial statements and related notes of Premier National Bancorp, Inc. (the "Company") have been prepared in accordance with Regulation S-X under the Securities Exchange Act of 1934, as amended, and consequently do not contain all disclosures required by generally accepted accounting principles. The condensed consolidated financial statements include the Company's wholly owned subsidiary, Premier National Bank and its subsidiaries (the "Bank"). These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and note disclosures in the Annual Report on Form 10-K for the year ended December 31, 1999.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 2000 and December 31, 1999 and its consolidated results of operations, comprehensive income, cash flows and changes in stockholders' equity for the three months ended March 31, 2000 and 1999.

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

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Material intercompany items and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to the current presentation.

Forward-Looking Statements
--------------------------

The Company has made, and may continue to make, various forward-looking statements with respect to earnings, credit quality and other financial and business matters for the remainder of 2000 and, in certain instances, subsequent periods. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for subsequent periods are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements.

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

Loans
-----

Major classifications of loans are summarized below (in thousands):

                                                              At March 31, 2000               At December 31, 1999
                                                              -----------------               --------------------
Commercial and industrial                                              $127,826                           $118,492
Consumer installment                                                    140,691                            138,256
Real estate - construction                                               62,158                             62,596
Real estate - mortgage (Commercial)                                     267,170                            260,998
Real estate - mortgage                                                  407,511                            408,240
(Residential & Home Equity)
Other loans                                                               2,667                              5,239
                                                                     ----------                           --------

Total                                                                $1,008,023                           $993,821
                                                                     ==========                           ========

Deposits
--------

Major classifications of deposits are summarized below (in thousands):
                                                              At March 31, 2000               At December 31, 1999
                                                              -----------------               --------------------

Demand deposits                                                        $246,149                           $252,166
NOW accounts                                                             58,077                             53,045
Money market deposit accounts                                           272,647                            271,518
Savings accounts                                                        240,439                            248,746
Time deposits under $100,000                                            334,388                            338,600
Time deposits over $100,000                                             194,096                            203,704
                                                                     ----------                         ----------

Total                                                                $1,345,796                         $1,367,779
                                                                     ==========                         ==========

Securities
----------

Securities consist of the following (in thousands):

                                              At March 31, 2000                        At December 31, 1999
                                     -------------------------------------     -------------------------------------
                                      Carrying     Amortized      Fair          Carrying     Amortized      Fair
                                       Amount        Cost        Value           Amount        Cost        Value
                                     ------------ ------------ -----------     ------------ ------------ -----------
US Treasury:

  Available for Sale                     $19,898      $20,194     $19,898          $33,975      $34,255     $33,975

US Gov't Agencies:

  Available for Sale                      78,018       79,507      78,018           80,164       81,558      80,164

Obligations of States and
Political Subdivisions:

  Available for Sale                     136,146      140,596     136,146          136,443      140,786     136,443
  Held to Maturity                        17,402       17,402      17,511           16,139       16,139      16,293

Mortgage Backed Securities:

Available for Sale                        38,536       39,218      38,536           41,539       42,019      41,539

Other Debt Securities:

  Available for Sale                     158,987      163,942     158,987          159,625      164,311     159,625
  Held to maturity                            75           75          75               75           75          75

Equity Securities:
  Available for Sale                         263          257         263              279          257         279
  Held to Maturity                           800          800         800              800          800         800
  Regulatory Securities                    9,726        9,726       9,726            9,726        9,726       9,726
                                     -------------------------------------------------------------------------------

Total Securities                        $459,851     $471,717    $459,960         $478,765     $489,926    $478,919
                                     ===============================================================================

Total Available for Sale                $431,848     $443,714    $431,848         $452,025     $463,186    $452,025
Total Held to Maturity                    18,277       18,277      18,386           17,014       17,014      17,168
Regulatory Securities                      9,726        9,726       9,726            9,726        9,726       9,726
                                     -------------------------------------------------------------------------------

Total Securities                        $459,851     $471,717    $459,960         $478,765     $489,926    $478,919
                                     ===============================================================================

At March 31, 2000 and December 31, 1999, the net unrealized loss on securities available for sale (net of tax benefit) of $4,809,000 and $4,580,000, respectively) that was included in accumulated other comprehensive loss, a separate component of stockholders' equity, was $(7,057,000) and ($6,581,000), respectively. Gross realized gains (losses) were $2,000 and ($3,000), respectively, for the three months ended March 31, 2000.

Earnings per common share 1999 data has been adjusted for the 10% stock dividend
-------------------------
which the Company declared in December 1999.

Basic earnings per common share is computed as follows (in thousands, except per share data):

                                                             Three months ended
                                                                 March 31,
                                                                 --------
                                                             2000          1999
                                                             ----          ----
 Weighted average common shares
   outstanding                                             16,248        17,276
                                                           ======        ======

 Total basic shares                                        16,248        17,276
                                                           ======        ======

 Net income                                                $5,278        $4,732
                                                           ======        ======

 Basic earnings per common share                            $0.32         $0.27
                                                            =====         =====

Diluted earnings per common share is computed as follows (in thousands, except per share data):

                                                             Three months ended
                                                                 March 31,
                                                                 --------
                                                             2000          1999
                                                             ----          ----
 Weighted average common shares
   outstanding                                             16,248        17,276

 Effect of dilutive stock options                             117           319
                                                           ------        ------

 Total diluted shares                                      16,365        17,595
                                                           ======        ======

 Net income                                                $5,278        $4,732
                                                           ======        ======

 Diluted earnings per common share                          $0.32         $0.27
                                                            =====         =====


Stockholders' Equity
--------------------

Issued and outstanding shares (net of treasury shares of 441,761 and 3,600) at March 31, 2000 and December 31, 1999, were 15,993,533 and 16,425,626, respectively. The Company purchased approximately 479,581 treasury shares during the first three months of 2000 and reissued 42,005 shares through its dividend reinvestment plan and stock option exercises. The Company paid a 10% stock dividend in January 2000 which increased common shares outstanding by 1.4 million. (All 1999 share data has been accordingly restated in the condensed consolidated balance sheets, statements of income and expense and Stockholders' Equity.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

Total assets of the Company decreased slightly to $1,570.0 million at March 31, 2000, from $1,596.0 million at December 31, 1999. Decreases in securities of $18.9 million to $459.9 million at March 31, 2000 and declines in cash and cash equivalents of $18.4 million to $60.3 million were offset partially by increases in net loans of $14.2 million to $986.2 million.

In the first three months of 2000 the Bank originated $63.1 million of new loans. Amortization, prepayments and sales into the secondary market were $48.9 million resulting in a net increase from year end 1999 in gross loans outstanding of $14.2 million at March 31, 2000. The net increase in commercial mortgages of $6.2 million or 2.4%, commercial and industrial of $9.3 million or 7.9%, and consumer installment loans of $2.4 million or 1.8% was partially offset by declines in residential mortgage loans (including home equity) of $.7 million or .2%, real estate construction of $.4 million or .7%, and other loans of $2.6 million or 49.0%. As of March 31, 2000, the Company held approximately $183.8 million in adjustable rate first lien mortgage loans that are scheduled to reprice during the remainder of 2000. Although interest rates on fixed rate mortgage loans have risen recently, customers may still choose to refinance to a long-term fixed rate mortgage in lieu of maintaining an adjustable rate mortgage. The Company continues its practice of not retaining significant balances in long-term fixed rate mortgages in its portfolio. Therefore, residential mortgage balances may continue to decline as prepayments, refinancing and sales into the secondary market are expected to exceed new originations. While the Company continues to emphasize its competitive advantages in business banking, it also seeks to increase its mortgage and home equity loan originations and to mitigate the runoff of residential mortgages through active solicitation of residential mortgage borrowers identified as more likely to refinance their balances. The interest earned on refinanced loans may be lower than that currently earned on the existing loans.

Period end total deposits decreased $22.0 million in the first three months of 2000 to $1,345.8 million. Of this amount, total Public (Municipal) Funds increased $7.4 million or 5.0% to $154.3 million and total non-public funds decreased by $29.4 million or 2.4% to $1,191.5 million. The declines in non-public deposit balances principally reflect both seasonal factors as well as the Company's account pricing policies and management of interest expense paid on deposits. As a result, some customers seeking the highest rates paid by competitor institutions or unwilling to pay the Company's fees on lower balances may withdraw some or all of their account balances.

The following tables summarize the net changes in public (municipal) fund and non-public fund deposits from December 31, 1999 to March 31, 2000 (in thousands):

PUBLIC FUNDS

                                                                                       Percent
                                                                                       Change
                                    Balance         Balance              Net            over
                                   12/31/99         3/31/00             Change         Y/E`99
                                -------------------------------------------------------------------
Demand accounts                      $3,434          $4,655             $1,221          35.6%
NOW accounts                         11,841          12,621                780           6.6
Money market accounts                14,185          26,439             12,254          86.4
Savings accounts                      3,541           2,594               (947)        (26.7)
Time deposits                       113,923         107,994             (5,929)         (5.2)
                                -------------------------------------------------------------------

Total public deposits              $146,924        $154,303             $7,379           5.0%
                                ===================================================================

Public funds balances increased in the first three months of 2000 due principally to seasonal factors (tax collections).

NON PUBLIC FUNDS

                                                                                             Percent
                                                                                             Change
                                         Balance            Balance              Net          over
                                        12/31/99            3/31/00            Change        Y/E`99
                                   ------------------------------------------------------------------
Demand accounts                         $248,732           $241,494           $(7,238)         (2.9)%
NOW accounts                              41,204             45,456             4,252          10.3
Money market accounts                    257,333            246,208           (11,125)         (4.3)
Savings accounts                         245,205            237,845            (7,360)         (3.0)
Time deposits                            428,381            420,490            (7,891)         (1.8)
                                   ------------------------------------------------------------------

Total non public deposits             $1,220,855         $1,191,493          $(29,362)         (2.4)%
                                   ==================================================================

Non-public deposits declined $29.4 million compared to December 31, 1999. The decrease in demand accounts reflects the historical seasonality experienced by the Bank. Money market, savings and time deposit declines reflect both seasonal factors and the highly competitive pricing being offered by many financial institutions and competition for savings dollars with other investment markets, especially the equity markets. In this regard, a portion of the Bank's decline in deposit balances is attributable to purchases of mutual funds and annuities sold by the Bank's relationship managers. It is expected that these sales will continue as part of the Bank's personal relationship manager program.

Consolidated stockholders' equity at March 31, 2000 was $138.4 million, down $3.74 million over year end 1999, primarily due to the purchase of approximately 479,581 shares of Treasury stock during the first three months of 2000 ($6.6 million) and by the increase of $.5 million in accumulated other comprehensive loss due to changes in the net unrealized gains and losses, after tax, in the market value of available for sale securities. These changes were partially offset by the Company's net retention of earnings for the first three months of the year of $2.9 million and by $.5 million of stock issuance proceeds from the Company's stock option and dividend reinvestment plans. The ratio of stockholders' equity to total assets remained strong at March 31, 2000 standing at 8.8%, compared to 8.9% at December 31, 1999. Tier I capital to average assets was 9.0% and 9.3% at March 31, 2000 and December 31, 1999, respectively.

Results of Operations
---------------------

Interest income as reported, for the three months ended March 31, 2000, compared to the same period in 1999, increased $1.3 million or 4.7% while interest expense increased by $1.6 million or 14.8%. This resulted in a decrease in net interest income of $.3 million or 1.8%. The provision for loan losses decreased by $.7 million. Total non-interest income decreased $38,000 or 1.4%. Total noninterest expenses decreased by $94,000 or .97% from the first three months of 1999. Net income after tax increased by $.5 million or 11.5% to $5.3 million. Diluted earnings per common share increased to $.32 for the three months of 2000 compared to $.27 for 1999, or 18.5%.

The net income and earnings per common share data and annualized returns on average assets and equity is summarized below:

                                                            Three months ended
                                                            ------------------
                                                               3/31/00                     3/31/99
                                                               -------                     -------
Net income (in thousands)                                       $5,278                      $4,732

Per common share:*
  Basic earnings                                                  0.32                        0.27
  Diluted earnings                                                0.32                        0.27
Return on average assets                                          1.35                        1.23
Return on average stockholders' equity                           14.95                       12.26

*    Adjusted for the 10% stock dividend declared December 1999.

Interest income
---------------

On a tax equivalent basis, gross interest income increased by $1.4 million or 5.3% for the three months ended March 31, 2000 compared to the same period in 1999, due principally to the increase in average earning assets of $46.3 million. Average loans increased by $35.8 million, average securities increased $65.1 million and average federal funds sold decreased by $54.7 million.

Total interest expense increased by $1.6 million or 14.8% for the three month period ended March 31, 2000 as compared to the three months ended March 31, 2000 due to higher interest rates paid on deposits and an increase in average borrowed funds of $74.0 million.

Average yields on interest earning assets increased (15 basis points) to 7.74% for the three months ended March 31, 2000 vs. 7.59% as of the same period in 1999 reflecting both increases in yields on taxable securities, fed funds sold and tax-exempt securities. These increases were partially offset by a decline in average yield on loans. However, average interest bearing liability rates paid increased (46 basis points) to 4.18% for the three months ended March 31, 2000 vs. 3.72% for the three months ended March 1999 due primarily to the upward pressure on interest rates, and the effect (12 basis points on the average cost of interest-bearing liabilities) of $74.0 million increase in borrowed funds at an average cost of 6.03%. These borrowed funds were employed primarily in the increase in securities noted above. Accordingly, net interest margins on a tax equivalent basis decreased to 4.45% for the three months ended March 31, 2000 compared to 4.63% in 1999. Variances due to changes in rates (primarily higher deposit costs) produced a $364 thousand overall decrease in net interest income in the three months of 2000 compared to the same period in 1999. The increase in average earning assets and liabilities principally contributed to a $65 thousand volume related increase in net interest income over the same period. The net effect was that net interest income before provisions for loan losses was $15.9 million for the three months ended March 31, 2000 compared to $16.2 million for the comparable period in 1999, a decrease of $299,000 or (1.8%). Prior to the effects of tax equivalent adjustments, net interest income was down only $132,000. The $167,000 effect from tax savings utilizing tax exempt income is directly offsetting tax expense. The Bank continues to utilize tax saving strategies to enhance its overall net income.

The table below sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                                    Three Months Ended March 31,

                                                      2000                                     1999
                                                      ----                                     ----
                                           Average      Interest       Yield/         Average     Interest    Yield/
                                           Balance                       Cost          Balance                  Cost
---------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:
Loans (1)                              $1,000,427        $21,011        8.40%         $964,610     $20,483     8.49%
Taxable  Securities                       367,129          5,672        6.18           323,771       4,568     5.64
Tax-exempt  Securities (2)                 98,902          1,823        7.37            77,116       1,409     7.31
Fed Funds Sold                             21,622            298        5.51            76,282         902     4.73
                                           ------            ---                        ------         ---

Total Interest Earning Assets           1,488,080         28,804        7.74         1,441,779      27,362     7.59

NonInterest Earning Assets:

Cash & Due from Banks                      36,421                                       55,793
Premises & Equipment                       26,792                                       28,342
Other Assets                               37,208                                       29,845
Allowance for Loan Losses                 (21,844)                                     (21,009)
                                         --------         ------                     ---------     -------

Total Assets                           $1,566,657        $28,804        7.35        $1,534,750     $27,362     7.13
                                       ==========        =======                    ==========     =======
LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-Bearing Liabilities:

Savings Deposits                          $242,744       $1,601         2.64%         $296,295      $2,019     2.73%
NOW Accounts                                56,751          155         1.09            62,219         155     1.00
Money Market Accounts                      270,715        2,535         3.75           320,831       2,829     3.53
Other Time Deposits                        525,296        6,821         5.19           466,068       5,652     4.85
Borrowed Funds                              75,010        1,131         6.03             1,035          14     5.41
                                         ---------       ------                      ---------      ------

Total Interest-Bearing Liabilities       1,170,516       12,243         4.18         1,146,448      10,669     3.72
Noninterest-Bearing Liabilities:
Demand Deposits                            244,135                                     223,080
Other                                       10,758                      3.44            10,845                 3.09
                                            ------                                      ------
Total Noninterest-Bearing                  254,893                                     233,925
Liabilities

Stockholders' Equity                       141,248                                     154,377
                                           -------                                     -------
Total Liabilities and
Stockholders' Equity                    $1,566,657       12,243                     $1,534,750      10,669
                                        ==========       ------                     ==========      ------

Net Interest Margin                                      16,561         4.45                        16,693     4.63
Less Tax Equivalent Adjustments                            (638)                                     (471)
                                                         -------                                   -------
Net Interest Income                                      $15,923        4.28%                      $16,222     4.50%
                                                         =======        ====                       =======     ====
Excess of interest earning assets
over interest bearing liabilities         $317,564                                    $295,331
                                          ========                                    ========
Ratio of Average Interest-Earning
Assets to Average
Interest-Bearing Liabilities               127.13%                                     125.76%
                                          ========                                    ========
---------------------------------------------------------------------------------------------------------------------

(1)  Average Balances include non-accrual loans.
(2) Tax Equivalent Yields on tax-exempt securities based on a Federal tax rate of 35%.

The table below details the changes in interest income and interest expense for the period indicated due to both changes in average outstanding balances and changes in average interest rates:

Rate/Volume Analysis (in thousands)

                                                                    Three Months Ended March 31,
                                                                           2000 vs. 1999
                                                  -----------------------------------------------------------------
                                                                     Increase (Decrease) due to
                                                  -----------------------------------------------------------------
                                                        Volume                      Rate                     Net(1)
                                                        ------                      ----                     ---
Interest Income:
Loans                                                     $760                     ($232)                    $528
Taxable investment securities                              611                       493                    1,104
Tax-exempt investment(2) securities                        398                        16                      414
Federal funds sold                                        (646)                       42                     (604)
                                                  --------------           ---------------           --------------
Total interest income                                    1,123                       319                    1,442

Interest expense:
         Savings deposits                                 (365)                      (53)                    (418)
         NOW/accounts                                      (14)                       14                        -
         Money market accounts                            (442)                      148                     (294)
         Other Time Deposits                               718                       451                    1,169
         Borrowed funds                                  1,001                       116                    1,117
                                                  --------------           ---------------           --------------
Total interest expense                                     898                       676                    1,574
                                                  --------------           ---------------           --------------
Net interest margin                                        225                      (357)                    (132)

         Less tax equivalent effect                       (161)                       (6)                    (167)
                                                  --------------           ---------------           --------------
Net interest income                                        $65                     ($363)                   ($299)
                                                           ===                     ======                   ======

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

The provision for loan losses decreased from $1.0 million in 1999 to $.3 million in 2000.

Net charge-offs for the first three months of 2000 were $301,000 compared to $728,000 for the same period in 1999. The ratio of net chargeoffs to average loans, on an annualized basis, decreased to .12% in the first three months of 2000 vs. .32% for the same period of 1999.

Total non-performing assets were approximately $10.2 million at the end of March 2000, down $1.9 million from $12.1 million at March 1999. Period end non-performing loans of $8.9 million at March 2000 were down $2.3 million from March 1999 but were up $1.4 million over the December 31, 1999 level of $7.5 million. OREO balances were up $.4 million from March 31, 1999 but were down $.1 million from December 31, 1999 levels.

Nonperforming assets represent 135 loans or OREO properties of which on1y 7 have balances in excess of $300,000 of which one loan has a balance of $1.5 million and is secured by real estate, and another is an OREO property with a balance of $500,000. Of the total nonperforming loans, 32% are collateralized by residential property, 52% by commercial property, and 16% by other assets or unsecured.

Management believes that the allowance for loan losses is adequate to cover the risk of loss inherent in the portfolio. However, no assurance can be given that the very favorable current economic conditions of the Company's overall market area will not be unsettled by future events. Any such developments would be expected to adversely affect the financial performance of the Company.

The table below summarizes the Company's allowance for loan losses and its loan loss experience for the periods indicated (dollars in thousands):

                                        For the three months                     For the year
                                           ended March 31,                     ended December 31,
                                         2000          1999               1999       1998         1997
                                         ----          ----               ----       ----         ----
                                      -------------------------      ------------------------------------
Balance at beginning of period          $21,786       $21,270           $21,270    $19,331      $18,533

Chargeoffs:
Commercial & industrial                     160            28               368        406        1,448

Consumer installment & other                386           377             1,461      1,620        1,146

Real estate mortgage                        172           461             1,308      3,344        2,164
                                      -------------------------      ------------------------------------
Total charge-offs                           718           866             3,137      5,370        4,758

Recoveries:
Commercial & industrial                     152            20               322        462          164

Consumer installment & other                235           118               533        481          160

Real estate mortgage                         30             -               798        437          757
                                      -------------------------      ------------------------------------
Total recoveries                            417           138             1,653      1,380        1,081
                                      -------------------------      ------------------------------------

Net charge-offs                            (301)         (728)          (1,484)    (3,990)       (3,677)

Provision for loan losses                   300         1,000             2,000      5,929        4,475
                                      ----------- -------------      ----------- ---------- -------------
Balance at end of period                $21,785       $21,542           $21,786    $21,270      $19,331
                                      =========================      ====================================
Ratio of net charge-offs to average
loans outstanding during the period
(annualized)
                                            .12%        .32%            .15%         .40%         .35%
Allowance for loan losses as a
percent of period-end loans                2.16%       2.24%           2.19%        2.18%        1.85%

Allowance as a percent of
non-performing loans                        245%        192%            290%         226%         214%

Nonperforming loans and OREO
to total loans and OREO                    1.01%       1.25%            .89%        1.03%        1.00%

The table below summarizes the Company's nonperforming assets and restructured loans at the dates indicated (dollars in thousands):

                                                 At March 31,                           At December 31,
                                                 ------------                           ---------------
                                              2000          1999                 1999          1998          1997
                                        ----------------------------      -----------------------------------------
Nonaccrual loans: (1)

Real estate mortgage                          $7,513        $10,407             $6,289         $8,282       $7,602

Commercial & Industrial                          805            689                921            558          164

Consumer & other                                 159             40                106             83          123
                                        ----------------------------      -----------------------------------------
Total nonaccrual loans                         8,477         11,136              7,316          8,923        7,889

Loans 90 days or more past due and
still accruing:

Real estate mortgage                             396              -                  -            224          129

Commercial & industrial                            -             23                129            205          188

Consumer & other                                   -             11                 35             68          126
                                        ----------------------------      -----------------------------------------

Total 90 days past due accruing                  396             34                164            497          443

Restructured - real estate                        24             27                 25             28          682
                                        ----------------------------      -----------------------------------------
Total non-performing and restructured
loans                                          8,897         11,197              7,505          9,448        9,014

Other real estate owned (2)                    1,307            863              1,369            628        1,366
                                        ----------------------------      -----------------------------------------
Total non-performing assets                  $10,204        $12,060             $8,874        $10,076      $10,380
                                        ============================      =========================================
Non-performing and re-
structured loans as a
percent of total loans                          .88%          1.17%               .76%           .96%         .87%
                                        ============================      =========================================
Nonperforming assets as a percent of
total assets                                    .65%           .79%               .56%           .64%         .64%
                                        ============================      =========================================

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

(2) Other real estate owned totals $1,307,000 at March 31, 2000 and includes 10 properties acquired through foreclosure: 5 residences, 4 non-farm nonresidential properties, and one vacant parcel of land.

In addition to the nonperforming loans and other nonperforming assets noted above, at March 31, 2000, the Company had approximately $23.0 million in loans requiring special attention (substandard) compared to $22.9 million of similar loans at December 31, 1999. Such loans are being monitored so that if present concerns about the borrowers' ability to comply with repayment terms becomes evident, management will be able to quickly assess impairment. Further deterioration in such borrowers' financial position may result in reclassifying them as nonperforming assets.

The following table summarizes impaired loans for the periods indicated (in thousands):

                                                                  March 31, 2000       December 31, 1999
                                                                  --------------       -----------------
Impaired loans with allowance established $2,546,000
and $3,793,000, respectively)                                            $11,587                 $11,515

Impaired loans which have been written down
$456,000 and $219,000, respectively)                                         928                     431
                                                                         -------                 -------

Total                                                                    $12,515                 $11,946
                                                                         =======                 =======

Average amount of impaired loans
for the period                                                           $12,230                 $10,407
                                                                         =======                 =======

The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans (dollars in thousands):

                                       March 31,                                            December 31,

                                2000              1999                    1999                  1998                  1997
                        ----------------------------------------    ----------------------------------------------------------------

Balance at end of                  % of               % of                     % of                   % of                   % of
period applicable to:    Amount    total    Amount    total          Amount    total      Amount      total        Amount    total
                                   loans              loans                    loans                  loans                  loans
                        ----------------------------------------    ----------------------------------------------------------------

Commercial &
industrial               $4,148    12.7%   $2,102     11.8%         $ 4,426    11.9%    $  2,472      11.7%        $2,131     9.0%

Consumer & other          3,047    14.2     2,709     13.8            3,399    14.4        3,530      14.4          3,699    15.2

Real estate - mortgage   10,609    73.1    11,050     74.4           11,871    73.7       11,679      73.9         12,124    75.8

Unallocated               3,981       -     5,681        -            2,090       -        3,589         -          1,377       -
                        ----------------------------------------    ----------------------------------------------------------------
Total                   $21,785     100%  $21,542     100%          $21,786     100%    $ 21,270       100%       $19,331     100%
                        ========================================    ================================================================


Noninterest Income
------------------

Total noninterest income decreased by $38,000 or 1.5% to $2.6 million during the first three months of 2000 compared to the same period of 19998. Specifically, service charges and fees increased $151,000 as a result of the implementation of a singular fee schedule for the merged bank. Trust income increased by $54,000. Lower levels of sales of loans into the secondary market resulted in a decrease in gains on sales of loans of $55,000, while lower levels of gains on sales of securities of $77,000 and "other" income of $92,000 (principally one time property sales) offset these improvements.

Other Expenses
--------------

In total, noninterest expense decreased by $94,000 or .9% to $10.4 million for the first three months of 2000 compared to the same period of 1999. Salaries and employee benefits expense decreased $421,000 to $5.3 million at March 31, 2000 vs. $5.7 million in the first three months of 2000 as a result of initiatives to lower headcount in certain areas of the Bank. Occupancy and equipment expense increased over the same period in 1999 by $92,000 due to renovations and repairs on bank-owned premises. Other real estate owned expenses were $16,000 higher due to more properties under management. Other expenses increased by $219,000.

Net Income
----------

Pretax income increased by $.5 million. The Company's effective tax rate decreased to 32.7% from 35.9% as a result of higher levels of investments in tax preferenced securities and the higher levels of utilization of a State tax advantaged investment subsidiary. Thus, net income was $5.3 million for the three months ended March 31, 2000 vs. $4.7 million for the same period in 1999, an increase of $.5 million or 11.6%.

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

The Company's net interest income is affected by fluctuations in market interest rates as a result of timing differences in the repricing of its assets and liabilities. These repricing differences are quantified in specific time intervals and are referred to as interest rate sensitivity gaps. The Company manages the interest rate risk of current and future earnings to a level that is consistent with its mix of businesses and seeks to limit such risk exposure to appropriate percentages of both earnings and the imputed value of stockholders' equity. The objective in managing interest rate risk is to support the achievement of business strategies, while controlling earnings variability and ensuring appropriate liquidity. Further, the historical level of demand deposits (greater than 15% of total assets) serves to mitigate the effects of increases in interest rates and reduce the average cost of total liabilities. By the end of the third quarter in 1999, the Company implemented a leverage strategy, whereby it purchased investment assets of $100 million and funded such increased assets with a portion of its available line of credit with the Federal Home Loan Bank, borrowings under repurchase agreements and municipal deposits. Although the related funding costs were have risen through the last nine months, the high levels of floating rate assets used in the strategy allowed the Company to benefit from a pretax net interest income during the quarter of approximately 1% per annum on the assets acquired. The component securities and funding sources utilized in the transaction (a combination of fixed and floating rate securities funded primarily with variable rate liabilities) is not expected to raise significantly the Company's overall exposure to fluctuations in market interest rates.

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of March 31, 2000, based upon the known repricing dates of certain assets, at amortized cost, and liabilities and the assumed repricing dates of others. As shown in the chart below, at March 31, 2000, assuming no management action, the Company's principal interest rate risk is to a rising rate environment and particularly within one year time frame. That is, net interest revenue would be expected to be adversely affected by an increase in interest rates (on a one-for-one basis) above the rates embedded in the current yield curve, principally due to the higher level of liabilities ($1,050 million) that would reprice relative to similarly categorized assets ($676 million) in that time frame.

This exposure would be mitigated over the longer term as the Company has $696 million more in repriceable interest earning assets than interest bearing liabilities beyond one year.

This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements or management actions that may be taken to manage this risk (in thousands).

                                                                                                Greater
                                                                  Total                          than
Maturity Repricing               3 months or    4 months to       within          One yr.        five
 Date (1)(2)                        less          one yr.         one yr.        to 5 yrs.       yrs.         Total
                                -------------- -------------- --------------- -------------- ------------ -------------
Securities (3)                      $126,725         $39,616       $166,341        $185,302     $120,076      $471,719

Fed Funds                             25,557                         25,557                                     25,557

Fixed rate loans                      78,213          79,282        157,495         239,199       49,177       445,871

Floating rate loans (3)              157,066         169,450        326,516         225,060        2,112       553,688
                                   ---------      ----------      ---------        --------     --------      --------
Total interest
earning assets (1)                   387,561         288,348        675,909         649,561      171,365     1,496,835
                                   ---------      ----------      ---------        --------     --------     ---------
Other interest bearing
deposits (4)                         293,768         242,027        535,795          35,368                    571,163

Time/Other (5)                       242,994         196,376        439,370          87,250        1,864       528,484

Borrowings                            75,000                         75,000                                     75,000
                                   ---------      ----------      ---------        --------     --------      --------
Total interest-bearing
liabilities                          611,762         438,403      1,050,165         122,618        1,864     1,174,647
                                   ---------      ----------      ---------        --------     --------     ---------
Interest Sensitivity
gap (6)                            $(224,201)     $ (150,055)     $(374,256)       $526,943     $169,501      $322,188
                                   ===================================================================================
Gap as a percent of earnings
assets                               (14.98)%       (10.02)%        (25.00)%         35.20%       11.32%        21.52%
                                   ===================================================================================

(1) Interest rate sensitivity gaps are defined as the fixed rate positions (assets less liabilities) for a given time period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular period. The gap positions reflect a repricing date at which date funds are assumed to "mature" and reprice to a current market rate for the asset or liability. The table does not include loans on nonaccrual status or net unrealized losses recorded on available-for-sale securities as of March 31, 2000.

(2) Variable rate balances are reported based on their repricing formulas. Fixed rate balances are reported based on their scheduled contractual maturity dates, except for certain investment securities and loans secured by 1-4 family residential properties that are based on anticipated cash flows.

(3)  Prime-priced loans and investments are considered as 1 to 3 month assets.

(4) Other interest-bearing deposits include Money Market accounts (three months or less) and Savings and NOW accounts (four months to one year) reflecting the lagging period that historically exists in Savings and NOW account interest rate movements. The remainder of other interest-bearing deposits are "Merit" accounts (savings accounts whose yield is repriced directly with the Federal Reserve Discount Rate). This discount rate changes less frequently than other market rates. As a result, management places these balances at one-half in the three month to six month category and the balance beyond one year repricing category. The interest rate sensitivity assumptions presented for these deposits are based on historical and current experiences regarding balance retention and interest rate repricing behavior.

(5) Time/Other: Time deposits $528.5 million and other interest-bearing liabilities ($75 million) are classified by contractual maturity or repricing frequency.

(6) Non-interest bearing deposit liabilities were approximately $246.1 million at March 2000.

Capital Resources and Liquidity
-------------------------------

The following summarizes the minimum capital requirements and capital position at March 31, 2000:

                                                                                  To be Well Capitalized Under
                                             Capital Position at                  "Prompt Corrective Action"
                                             March 31, 2000                       Provision of FDICIA
                                             -------------------                  -------------------

                                             Bank Only       Consolidated
                                             ---------       ------------
Total Capital
 to Risk-Weighted Assets                       12.52%            13.42%                        10%

Tier 1 Capital
 to Risk-Weighted Assets                       11.26             12.17                          6

Tier 1 Capital to Average
 Assets (Leverage Ratio)                        8.38              9.00                         5(1)

(1) Regulatory authorities require all but the most highly rated banks and bank holding companies to have a leverage ratio of at least between 4.0% - 5.0%.

At March 31, 2000, the Bank met the requirements for a "well capitalized" institution based on its capital ratios as of such date.

The Company believes that its cash and cash equivalents of $60.3 million in addition to its securities available for sale of $432.0 million at March 31, 2000 are sufficient to meet both the funding needs of its borrowers and the liquidity requirements of its depositors.

The Company's total capital to assets level is 8.8% at March 31, 2000. As such, management believes that the Company has ample capital available for future expansion and diversification and regularly evaluates appropriate business opportunities to efficiently deploy its capital resources. The Company also has available lines of credit with the Federal Home Loan Bank, Federal Reserve and other commercial banks.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Quantitative and qualitative disclosure about market risk is presented at December 31, 1999 in Item 7A in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2000. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At March 31, 2000, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

GAP Analysis. The one-year and five-year cumulative interest sensitivity gap as a percentage of total assets have changed marginally from (24.5%) and 45.5% at December 31, 1999, respectively, to (25.0%) and 46.5% at March 31, 2000, respectively, utilizing similar assumptions as at December 1999.

Interest Rate Risk Compliance. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 1999. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value change at March 31, 2000 compared to December 31, 1999, and the impact of possible changes within the Company's models continue to fall within all board approved limits for potential interest rate volatility.

See also Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations "Asset/Liability Management".

Part II

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.       Exhibits

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



                                            Premier National Bancorp, Inc.
                                                     (Registrant)


Date: May 10, 2000                          /s/ Paul A. Maisch
                                            ------------------
                                            Paul A. Maisch
                                            Duly Authorized Officer and
                                            Principal Financial Officer