Form 10-Q
period 2000-06-30
PREMIER NATIONAL BANCORP INC
filed 2000-08-09
CIK 776848

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to _________

Commission file number 1-13213

                        PREMIER NATIONAL BANCORP, INC.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

          New York                           14-1668718
-------------------------------              ------------------------
(State or other jurisdiction of              (I.R.S. Employer)
 incorporation or organization)              Identification No.)

PO Box 310, 1100 Route 55, Lagrangeville, NY                          12540
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

(845)471-1711
-------------
(Registrant`s telephone number, including area code)


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

15,856,815 shares of Common Stock outstanding, par value $.80 per share, at July 31, 2000.

PREMIER NATIONAL BANCORP, INC. & SUBSIDIARIES

INDEX
                                                                  Page Reference
                                                                  --------------
PART I

Item 1 -  Financial Statements

          Condensed Consolidated Balance Sheets                                1

          Condensed Consolidated Statements
          of Income and Expense                                                2

          Condensed Consolidated Statements
          of Cash Flows                                                        3

          Condensed Consolidated Statements
          of Changes in Stockholders' Equity                                   4

          Condensed Consolidated Statements of
          Comprehensive Income                                                 5

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                                 6

Item 2 -  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       12

Item 3 -  Quantitative and Qualitative Disclosures About
          Market Risk                                                         25

PART II - Other Information

Item 4 -  Submission of Matters to a Vote of Security Holders                 27

Item 6 -  Exhibits and Reports on Form 8-K                                    27

          Signatures                                                          29

          Exhibit Index                                                       30

Part 1
Item 1: Financial information

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

                                                                             June 30,       December 31,

                                                                               2000             1999

ASSETS
Cash and due from banks                                                         $43,738           $46,889
Federal funds sold                                                               15,582            31,782
                                                                                -------           -------
Total cash and cash equivalents                                                  59,320            78,671

Securities
 Available for sale, at fair value                                              432,673           452,025
 Held to maturity, at cost, (fair value of $ 19,431 in 2000                      19,311            17,014
 and $17,168 in 1999)
 Regulatory securities (at cost which approximates fair value)                    9,726             9,726


 Gross loans                                                                  1,012,855           993,821
Allowance for loan losses                                                       (21,786)          (21,786)
                                                                                --------          --------
 Net loans                                                                      991,069           972,035

Premises and equipment, net                                                      26,191            26,982
Accrued income                                                                   12,152            12,111
Deferred Taxes                                                                   15,647            16,024
Other real estate owned                                                             828             1,369
Intangible assets, net                                                            4,309             4,992
Other assets                                                                      2,577             4,717

                                                                   ---------------------------------------
TOTAL ASSETS                                                                 $1,573,803        $1,595,666
                                                                   =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

 Non-interest bearing                                                          $259,086          $252,166
 Interest bearing                                                             1,089,623         1,115,613

                                                                   ---------------------------------------
Total deposits                                                                1,348,709         1,367,779

 Notes payable                                                                   75,000            75,300
 Other liabilities                                                               11,081            10,549

                                                                   ---------------------------------------
  TOTAL LIABILITIES                                                           1,434,790         1,453,628

 STOCKHOLDERS' EQUITY
 Preferred stock
 ($.01 par value; 5,000,000 shares authorized; none issued                            -                 -
 in 2000 and 1999)
 Common stock ($.80 par value; 50,000,000 shares authorized)                     13,155            13,142
 16,443,894 shares issued in 2000 and 16,429,226 shares
 issued in 1999
 Additional paid-in capital                                                      95,742            95,755
 Retained earnings                                                               45,061            39,789
 Accumulated other comprehensive loss                                            (6,346)           (6,581)
 Treasury stock, at cost, (644,359 shares in 2000 and 3,600                      (8,599)              (67)
 shares in 1999)
                                                                   ---------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                    139,013           142,038

                                                                   ---------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $1,573,803        $1,595,666
                                                                   =======================================

See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(dollars in thousands except per share data)
(Unaudited)

                                                           Three               Three               Six                Six
                                                        Months Ended       Months Ended        Months Ended       Months Ended
                                                          06/30/00           06/30/99            06/30/00           06/30/99
                                                     -----------------------------------------------------------------------------
Interest income:
  Loans, including fees                                         $21,290             $20,191            $42,301            $40,674
  Federal funds sold                                                279                 238                577              1,140
  Taxable securities                                              5,611               5,089             11,282              9,657
  Tax-exempt securities                                           1,235               1,112              2,420              2,050
                                                     -----------------------------------------------------------------------------
Total interest income                                            28,414              26,630             56,580             53,521

Interest expense:
   Interest expense on deposits                                  12,224              10,141             23,336             20,796
   Interest expense, other                                        1,207                 149              2,338                163
                                                     -----------------------------------------------------------------------------
Total interest expense                                           13,431              10,290             25,674             20,959
                                                     -----------------------------------------------------------------------------
Net interest income                                              14,983              16,340             30,906             32,562

Provision for loan losses                                           150                 500                450              1,500
                                                     -----------------------------------------------------------------------------

Net interest income
 after provision for loan losses                                 14,833              15,840             30,456             31,062
                                                     -----------------------------------------------------------------------------

Noninterest income:
  Service charges and fees                                        2,139               2,070              4,233              4,032
  Trust earnings                                                    301                 273                618                536
  Gains on sales of securities, net                                   0                  95                 (1)               171
  Gains on sales of loans, net                                        1                  12                 12                 78
  Other income                                                      177                 207                350                472
                                                     -----------------------------------------------------------------------------
Total noninterest income                                          2,618               2,657              5,212              5,289

                                                     -----------------------------------------------------------------------------
GROSS OPERATING INCOME                                           17,451              18,497             35,668             36,351
                                                     -----------------------------------------------------------------------------

Noninterest expense:
 Salaries and employee benefits                                   5,297               5,533             10,585             11,242
 Net occupancy and equipment expense                              1,580               1,824              3,427              3,579
 Other real estate owned                                             11                 (15)                47                  5
 Other expenses                                                   3,182               3,599              6,385              6,583
                                                     -----------------------------------------------------------------------------
Total noninterest expense                                        10,070              10,941             20,444             21,409
                                                     -----------------------------------------------------------------------------

Income before income taxes                                        7,381               7,556             15,224             14,942

 Income taxes                                                     2,346               2,563              4,911              5,217

                                                     -----------------------------------------------------------------------------
Net income                                                       $5,035              $4,993            $10,313             $9,725
                                                     =============================================================================


Weighted average common shares outstanding (1)

Basic                                                        15,828,000          16,867,400         16,038,000         17,070,300
Diluted                                                      15,927,500          17,109,500         16,146,400         17,312,700

Per common share data: (1)
Basic earnings                                                    $0.32               $0.30              $0.64              $0.57
Diluted earnings                                                  $0.32               $0.29              $0.64              $0.56

Cash dividends declared                                           $0.15               $0.14              $0.30              $0.25
Book value at period end                                                                                 $8.80              $8.77

(1) Adjusted for 10% Stock Dividend declared December 1999.

See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

                                                                                                  Six
                                                                                              Months Ended
OPERATING ACTIVITIES                                                                    06/30/00       06/30/99
                                                                                       ---------       --------
Net income                                                                               $10,313         $9,725
Adjustment to reconcile net income to net
  cash provided by operating activities:
Provision for loan losses                                                                    450          1,500
Depreciation and amortization                                                              1,388          1,537
Amortization of security premiums and
  accretion of discounts                                                                     504            530
Amortization of goodwill/core deposit intangible/acquisition costs                           730            744
Realized gains on sales of securities and loans                                              (11)          (249)
Gains on sale of premises and equipment                                                        0           (216)
Gains on sale of other real estate                                                           (34)           (24)
Deferred income tax expense (benefits)                                                       111           (887)
Increase in accrued income                                                                   (41)        (2,765)
Other, net                                                                                 2,819          5,085
                                                                                 -------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 16,229         14,980
                                                                                 -------------------------------

INVESTING ACTIVITIES
 Proceeds from sales of securities available for sale                                     14,018         35,981
 Proceeds from maturities of securities available for sale                                12,166         54,583
 Proceeds from maturities of securities held to maturity                                   4,655          4,766
 Purchases of securities available for sale                                               (5,218)      (213,639)
 Purchases of securities held to maturity                                                 (8,570)        (7,169)
 Sale of loans                                                                               876          1,209
 Net (increase) decrease in loans                                                        (20,348)        12,691
 Purchase of premises and equipment                                                         (597)          (753)
 Proceeds from sales of premises and equipment                                                 0            597
 Proceeds from sale of OREO                                                                  477            563
                                                                                 -------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (2,541)      (111,171)
                                                                                 -------------------------------

FINANCING ACTIVITIES
 Net decrease in DDA/MM/NOW/Sav. Accounts                                                (11,638)       (41,711)
 Net increase (decrease) in other time deposits                                           (7,432)        (2,996)
 Proceeds from issuance of common stock from treasury                                      1,121          2,591
 Repurchase of common stock                                                               (9,921)       (12,974)
  Borrowings                                                                                   0         55,000
 Repayment of borrowings                                                                    (300)        (1,725)
 Cash dividends-common                                                                    (4,869)        (4,045)
                                                                                 -------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                    (33,039)        (5,860)
                                                                                 -------------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (19,351)      (102,051)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            78,671        174,330
                                                                                 -------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $59,320        $72,279
                                                                                 ===============================

CASH PAID FOR:
 Interest                                                                                $25,357        $20,779
 Taxes                                                                                     2,700          4,983

NON-CASH ITEMS
 Transfer from loans to OREO                                                                 112          1,529
 Net change in unrealized gains (losses) recorded
  on securities available for sale                                                           501         (8,423)
 Change in deferred taxes on unrealized (gains)
  losses recorded on securities available for sale                                          (266)        (3,505)
 Loans originated to finance sales of OREO                                                   148              0

See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(dollars in thousands, except per share data)
(unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Accumulated
                                                                           Additional                 Other
                                                                 Common     Paid-in    Retained   Comprehensive  Treasury
                                                                  Stock     Capital    Earnings        Loss        Stock     Total
------------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2000                                          $13,142    $95,755     $39,789      ($6,581)       ($67)  $142,038

Net Income                                                                               10,313                              10,313
Cash dividends declared on common stock ($0.30 per share)                                (4,773)                             (4,773)
Adjustment on final issuance of 10% stock dividend                    13                    (13)                                  0
Dividend reinvestment and stock purchase plan - 53,463 shares                                                        789        789
Options exercised - 41,479 shares                                                                                    345        345
Cash in lieu issued for fractional shares                                       (13)                                            (13)
Effect of Treasury stock issued at less than cost                                          (255)                     255          0
Purchase of treasury stock - 725,881 shares                                                                       (9,921)    (9,921)
Net change in unrealized loss on securities, after tax                                                   235                    235
                                                                --------------------------------------------------------------------

Balance June 30, 2000                                            $13,155    $95,742     $45,061      ($6,346)    ($8,599)  $139,013
                                                                ====================================================================


Balance January 1, 1999                                          $12,558    $84,492     $57,621       $1,521        ($38)  $156,154
Net Income                                                                                9,725                               9,725
Cash dividends declared on common stock ($0.25 per share)                                (4,281)                             (4,281)
Dividend reinvestment and stock purchase plan - 36,614 shares         14        285                                             299
Options exercised - 114,624 shares                                    48        750                                1,505      2,303
Cash in lieu issued for fractional shares                                       (11)                                            (11)
Effect of Treasury stock issued at less than cost                                          (631)                     631          0
Purchase of treasury stock - 718,083 shares                                                                      (12,974)   (12,974)
Net change in unrealized gain on securities, after tax                                                (4,918)                (4,918)
                                                                --------------------------------------------------------------------

Balance June 30, 1999                                            $12,620    $85,516     $62,434      ($3,397)   ($10,876)  $146,297
                                                                ====================================================================

See notes to condensed consolidated financial statements

PREMIER NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Six months ended            Three Months ended
                                                                                2000           1999         2000            1999
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                     $ 10,313       $ 9,725       $ 5,035       $ 4,993
Other Comprehensive income (loss):
  Net unrealized gains (losses) on securities:
    Net unrealized holding gains (losses)
      arising during year, net of taxes of
      ($82, $3,686, $494 and $2,760)                                                118        (5,305)          711        (3,971)

    Less reclassification adjustment for losses included in net income:
      net of taxes of ($81, $269, $0, $471)                                         117           387             0           278
                                                                             -----------    ----------    ----------    ----------
Other comprehensive income (loss)                                                   235        (4,918)          711        (3,693)
                                                                             -----------    ----------    ----------    ----------
COMPREHENSIVE INCOME                                                           $ 10,548       $ 4,807       $ 5,746       $ 1,300
                                                                             ===========    ==========    ==========    ==========


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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 2000 and December 31, 1999, its cash flows and changes in stockholders' equity for the six months ended June 30, 2000 and 1999 and its consolidated results of operations and comprehensive income for the three months and six months ended June 30, 2000.

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

The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Material intercompany items and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to the current presentation.

Pending Merger
--------------

On July 10, 2000, the Company, announced that it had entered into a definitive agreement for the acquisition of the Company by M&T Bank Corporation ("M&T"). The agreement provides, among other things, that Premier will merge into Olympia Financial Corporation ("Olympia"), a subsidiary of M&T, with Olympia being the surviving corporation ("Merger") and that the Bank will merge into Manufactures and Traders Trust Company, a subsidiary of Olympia.

For the Merger, each outstanding share, will, at the election of the holder thereof, and with certain exceptions, be converted into either, (i) the right to receive $21 in cash, without interest, or (ii) an amount of common stock of M&T,determined as provided in the merger agreement, par value $5.00, equal to the quotient of (A) $21 divided by (B) the Market Value of a share of M&T common stock. Subject to possible adjustments set forth in the merger agreement, the total number of shares of Premier common stock to be converted into common stock of M&T shall be 50% of the shares of the Premier common stock outstanding on July 9, 2000. Premier shareholder elections to receive shares of M&T common stock or cash are subject to the allocation and proration procedures set forth in the merger agreement. The foregoing description of the merger agreement is qualified in its entirety by reference to the terms of the merger agreement, which has been filed as Exhibit 2.1. to the Company's current report on Form 8-K dated July 9, 2000 (the "Form 8-K"). The Company and M&T expect the transaction to close during the first quarter of 2001.

In connection with the merger agreement, Premier granted to M&T an option that, under certain circumstances, would enable M&T to purchase up to 3,144,107 shares, or approximately 19.9% of the issued and outstanding shares, of Premier common stock. The Stock Option Agreement provides that Premier can cause the total profit receivable thereunder to not exceed $24 million. A copy of the Stock Option Agreement has been filed as Exhibit 4.1. to the Form 8-K.

Consummation of the Merger is subject to the satisfaction of certain customary conditions, approval of Premier's shareholders and federal and state bank regulators.



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

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: risks associated with the proposed merger such as legal or regulatory impediments, the emergence of contesting interests, loss of business due to targeted competitive pressure during the period to closing, loss of essential management and other staff, changes in customer general acceptance of the Company's products and services, pricing pressures on loan and deposit products; level of prepayments of loans; general actions of competitors; changes in local or national economic conditions; the extent and timing of actions of the Federal Reserve Board; continued customer deposit disintermediation; other normal business risks such as credit losses, litigation, etc.; increases in the levels of nonperforming assets; and the extent and timing of any legislative and regulatory actions and reform.

The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

Recent Accounting Pronouncements
--------------------------------

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No.101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A and in June 2000 issued SAB No. 101B, to defer the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operation.

Loans
-----

Major classifications of loans are summarized below (in thousands):

                                                               At June 30, 2000               At December 31, 1999
                                                               ----------------               --------------------
Commercial and industrial                                              $133,471                           $118,492
Consumer installment                                                    141,932                            138,256
Real estate - construction                                               59,667                             62,596
Real estate - mortgage (Commercial)                                     267,458                            260,998
Real estate - mortgage                                                  407,838                            408,240
(Residential & Home Equity)
Other loans                                                               2,489                              5,239
                                                                     ----------                           --------
Total                                                                $1,012,855                           $993,821
                                                                     ==========                           ========

Deposits
--------

Major classifications of deposits are summarized below (in thousands):

                                                                At June 30, 2000              At December 31, 1999
                                                                ----------------              --------------------
Demand deposits                                                         $259,086                          $252,166
NOW accounts                                                              61,710                            53,045
Money market deposit accounts                                            239,904                           271,518
Savings accounts                                                         253,137                           248,746
Time deposits under $100,000                                             350,013                           338,600
Time deposits over $100,000                                              184,859                           203,704
                                                                      ----------                        ----------
Total                                                                 $1,348,709                        $1,367,779
                                                                      ==========                        ==========

Securities
----------

Securities consist of the following (in thousands):

                                               At June 30, 2000                       At December 31, 1999
                                     -------------------------------------    -------------------------------------
                                      Carrying     Amortized      Fair        Carrying     Amortized       Fair
                                       Amount        Cost        Value          Amount        Cost        Value
                                     ----------- ------------- -----------    ----------- ------------- -----------
US Treasury:
         Available for Sale             $19,925       $20,154     $19,925        $33,975       $34,255     $33,975

US Gov't Agencies:
         Available for Sale              75,485        76,602      75,485         80,164        81,558      80,164

Obligations of States and
Political Subdivisions:
  Available for Sale                    142,352       146,244     142,352        136,443       140,786     136,443
  Held to Maturity                       18,436        18,436      18,556         16,139        16,139      16,293
Mortgage Backed Securities:
Available for Sale                       35,604        36,181      35,604         41,539        42,019      41,539
Other Debt Securities:
  Available for Sale                    159,079       163,896     159,079        159,625       164,311     159,625
  Held to maturity                           75            75          75             75            75          75
Equity Securities:
  Available for Sale                        228           256         228            279           257         279
  Held to Maturity                          800           800         800            800           800         800
Regulatory Securities                     9,726         9,726       9,726          9,726         9,726       9,726
                                     ------------------------------------------------------------------------------
Total Securities                       $461,710      $472,370    $461,830       $478,765      $489,926    $478,919
                                     ==============================================================================

Total Available for Sale               $432,673      $443,333    $432,673       $452,025      $463,186    $452,025
Total Held to Maturity                   19,311        19,311      19,431         17,014        17,014      17,168
Regulatory Securities                     9,726         9,726       9,726          9,726         9,726       9,726
                                     ------------------------------------------------------------------------------
Total Securities                       $461,710      $472,370    $461,830       $478,765      $489,926    $478,919
                                     ==============================================================================

At June 30, 2000 and December 31, 1999, the net unrealized loss on securities available for sale (net of tax benefit of $4,314,000 and $4,580,000, respectively) that was included in accumulated other comprehensive loss, a separate component of stockholders' equity, was ($6,346,000) and ($6,581,000), respectively. Gross realized gains (losses) were $2,000 and ($3,000), respectively, for the six months ended June 30, 2000 and $241,000 and ($106,000) respectively for the twelve months ended December 31, 1999.

Earnings per common share 1999 data has been adjusted for the 10% stock dividend
-------------------------
which the Company declared in December 1999.

Basic earnings per common share is computed as follows (in thousands, except per share data):

                                                           Three months ended            Six months ended
                                                                June 30,                      June 30,
                                                                --------                      --------
                                                           2000           1999           2000           1999
                                                           ----           ----           ----           ----
 Weighted average common shares
   outstanding                                             15,828        16,867         16,038         17,070

 Total basic shares                                        15,828        16,867         16,038         17,070
                                                           ======        ======         ======         ======
 Net income                                                $5,035        $4,993        $10,313         $9,725
                                                           ======        ======        =======         ======
 Basic earnings per common share                            $0.32         $0.30          $0.64          $0.57
                                                            =====         =====          =====          =====

Diluted earnings per common share is computed as follows (in thousands, except per share data):

                                                               Three months                  Six months
                                                                  ended                         ended
                                                                 June 30,                      June 30,
                                                                 --------                      --------
                                                             2000          1999           2000           1999
                                                             ----          ----           ----           ----
 Weighted average common shares
   outstanding                                             15,828        16,867         16,038         17,070
 Effect of dilutive stock options                             100           242            108            243
                                                           ------        ------         ------         ------
 Total diluted shares                                      15,928        17,109         16,146         17,313
                                                           ======        ======         ======         ======
 Net income                                                $5,035        $4,993        $10,313         $9,725
                                                           ======        ======        =======         ======
 Diluted earnings per common share                         $ 0.32        $ 0.29        $  0.64         $ 0.56
                                                           ======        ======        =======         ======


Stockholders' Equity
--------------------

Issued and outstanding shares (net of treasury shares of 644,359 and 3,600) at June 30, 2000 and December 31, 1999, were 15,799,535 and 16,425,626, respectively. The Company purchased approximately 725,881 treasury shares during the first six months of 2000 and reissued 94,942 shares through its dividend reinvestment plan and stock option exercises. The Company paid a 10% stock dividend in January 2000 which increased common shares outstanding by 1.5 million. (All 1999 share data has been accordingly restated in the condensed consolidated balance sheets, statements of income and expense and Stockholders' Equity.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

Total assets of the Company decreased slightly to $1,574 million at June 30, 2000, from $1,596 million at December 31, 1999. Decreases in securities of $17.1 million to $461.7 million at June 30, 2000 and declines in cash and cash equivalents of $19.4 million to $59.3 million were offset partially by increases in net loans of $19.0 million to $991.1 million.

In the first six months of 2000 the Bank originated $129.6 million of new loans. Amortization, prepayments and sales into the secondary market were $110.5 million resulting in a net increase from year end 1999 in gross loans outstanding of $19.0 million at June 30, 2000. The net increase in the outstanding balances of commercial mortgages of $6.5 million or 2.5%, commercial and industrial loans of $15.0 million or 12.6%, and consumer installment loans of $3.7 million or 2.7% was partially offset by declines in the outstanding balances of residential mortgage loans (including home equity) of $.4 million or
 .1%, real estate construction of $2.9 million or 4.7%, and other loans of $2.8 million or 52.5%. As of June 30, 2000, the Company held approximately $112.8 million in adjustable rate first lien mortgage loans that are scheduled to reprice during the remainder of 2000. Although interest rates on fixed rate mortgage loans have risen recently, customers may still choose to refinance to a long-term fixed rate mortgage in lieu of maintaining an adjustable rate mortgage. The Company continues its practice of not retaining significant balances in long-term fixed rate mortgages in its portfolio. Therefore, residential mortgage balances may continue to decline as prepayments, refinancing and sales into the secondary market are expected to exceed new originations. While the Company continues to emphasize its competitive advantages in business banking, it also seeks to increase its mortgage and home equity loan originations and to mitigate the runoff of residential mortgages through active solicitation of residential mortgage borrowers identified as more likely to refinance their balances. The interest earned on refinanced loans may be lower than that currently earned on the existing loans.

Period end total deposits decreased $19.1 million in the first six months of 2000 to $1,349 million. Of this amount, total Public (Municipal) Funds decreased $13.1 million or 8.9% to $133.8 million and total non-public funds decreased by $6.0 million or .5% to $1,215 million.

The following tables summarize the net changes in public (municipal) fund and non-public fund deposits from December 31, 1999 to June 30, 2000 (in thousands):

PUBLIC FUNDS

                                                                                          Percent
                                       Balance           Balance          Net           Change over
                                      12/31/99           6/30/00        Change             Y/E`99
                                   ------------    --------------    --------------     -------------
Demand accounts                         $3,434            $6,218            $2,784          81.1%
NOW accounts                            11,841            13,467             1,626          13.7
Money market accounts                   14,185            16,860             2,675          18.9
Savings accounts                         3,541             2,729              (812)        (22.9)
Time deposits                          113,923            94,550           (19,373)        (17.0)
                                   ------------------------------------------------------------------
Total public deposits                 $146,924          $133,824          $(13,100)         (8.9)%
                                   ==================================================================

Public funds balances decreased in the first six months of 2000 principally in short term time deposits which reflected less aggressive bidding for such deposits relative to many area banks.

NON PUBLIC FUNDS


                                                                                             Percent
                                         Balance            Balance         Net          Change over
                                        12/31/99            6/30/00       Change              Y/E`99
                                   ------------------------------------------------------------------
Demand accounts                         $248,732           $252,871             $4,139           1.7%
NOW accounts                              41,204             48,243              7,039          17.1
Money market accounts                    257,333            223,044            (34,289)        (13.3)
Savings accounts                         245,205            250,408              5,203           2.1
Time deposits                            428,381            440,322             11,941           2.8
                                   ------------------------------------------------------------------
Total non public deposits             $1,220,855         $1,214,888            $(5,967)          (.5)%
                                   ==================================================================

Non-public deposits declined $6.0 million compared to December 31, 1999. The increase in demand accounts reflects both historical seasonality and growth in the Company's commercial business base. NOW, Savings and time deposit categories increased $24.2 million over year end 1999 totals due both to underlying growth as well as some customers shifting deposits from Money Market accounts into several promotional products offered by the Bank. Additionally the decline in money market balances reflect the highly competitive pricing being offered by many area financial institutions and competition for savings dollars with other investment markets, especially the mutual fund markets.

Consolidated stockholders' equity at June 30, 2000 was $139.0 million, down $3.0 million over year end 1999, primarily due to the purchase of approximately 725,881 shares of Treasury stock during the first six months of 2000 ($9.9 million). This change was partially offset by the Company's net retention of earnings for the first six months of the year of $5.3 million and by $1.0 million of stock issuance proceeds from the Company's stock option and dividend reinvestment plans and the decrease of $.2 million in accumulated other comprehensive loss due to changes in the net unrealized gains and losses, after tax, in the market value of available for sale securities. The ratio of stockholders' equity to total assets remained strong at June 30, 2000 standing at 8.8%, compared to 8.9% at December 31, 1999. Tier I capital to average assets was 9.0% and 9.3% at June 30, 2000 and December 31, 1999, respectively.

Results of Operations
---------------------

Interest income as reported, for the six months ended June 30, 2000, compared to the same period in 1999, increased $3.1 million or 5.7% while interest expense increased by $4.7 million or 22.5%. This resulted in a decrease in net interest income of $1.7 million or 5.1%. The provision for loan losses decreased by $1.1 million or 70%. Total non-interest income decreased $77,000 or 1.5%. Total noninterest expenses decreased by $965,000 or 4.5% from the first six months of 1999. Net income after tax increased by $.6 million or 6.1% to $10.3 million. Diluted earnings per common share increased to $.64 for the six months of 2000 compared to $.56 for 1999, or by 14.3%.

The net income and earnings per common share data and annualized returns on average assets and equity is summarized below:

                                                      Three months ended               Six months ended
                                                   ------------------------         ------------------------
                                                   6/30/00          6/30/99         6/30/00          6/30/99
                                                   -------          -------         -------          -------
Net income (in thousands)                           $5,035           $4,993         $10,313           $9,725

Per common share:*

  Basic earnings                                      0.32             0.30            0.64             0.57

  Diluted earnings                                    0.32             0.29            0.64             0.56

Return on average assets                             1.28%            1.31%           1.31%            1.27%

Return on average stockholders' equity              14.27%           13.20%          14.61%           12.73%

 * Adjusted for the 10% stock dividend declared December 1999.

Interest income
---------------

On a tax equivalent basis, gross interest income increased by $3.3 million or 6.0% for the six months ended June 30, 2000 compared to the same period in 1999, due principally to the increase in average interest earning assets of $48.7 million. Average loans increased by $45.8 million, average securities increased $29.8 million and average federal funds sold decreased by $26.8 million.

Total interest expense increased by $4.7 million or 22.5% for the six month period ended June 30, 2000 as compared to the six months ended June 30, 1999 due both to higher interest paid on deposits and an increase in average borrowed funds of $68.8 million.

The Federal Reserve has raised short-term interest rates six times since June 30, 1999. In addition, intense competition exists for deposits from both other financial institutions and non-financial institutions. This has resulted in higher levels of interest expense relative to the overall changes in balances. While such increases in market rates have benefited the yield on the Company's cash and investments, competitive pressures for retention of existing loans and on the generation of new loans has led to a modest reduction in overall loan yields despite the increases in the prime rate that have taken place over the past year. The result is that average yields on interest earning assets increased (19 basis points) to 7.76% for the six months ended June 30,2000 vs. 7.57% as of the same period in 1999 reflecting increases in yields on taxable securities, fed funds sold and tax-exempt securities. These increases were partially offset by a small decline in average yield on loans. However, average interest bearing liability rates paid increased (70 basis points) to 4.39% for the six months ended June 30, 2000 vs. 3.68% for the six months ended June 2000 due primarily to the upward pressure on interest rates, and the effect of $68.8 million increase in average borrowed funds at an average cost of 6.23%. These borrowed funds were employed primarily in the increase in investment securities since June 30, 1999. Accordingly, net interest margin on a tax equivalent basis decreased to 4.32% for the six months ended June 30, 2000 compared to 4.67% in 1999. Variances due to changes in rates (primarily higher deposit costs) produced a $1.9 million overall net decrease in net interest income in the six months of 2000 compared to the same period in 1999. At the same time the increase in average earning assets and liabilities substantially offset each other resulting in a small($237,000) net volume related increase in net interest income over the same period. The net effect was that net interest income before provision for loan losses was $32.2 million for the six months ended June 30, 2000 compared to $33.7 million for the comparable period in 1999, a decrease of $1.5 million or (4.3%). Excluding the effects of tax equivalent adjustments, net interest income was down $1.7 million. This difference is more than offset by savings in tax expense. The Bank continues to utilize tax saving strategies to enhance its overall net income.

The table below sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).

                                                                Six Months Ended June 30,

                                                      2000                                     1999
                                                      ----                                     ----
                                           Average                     Yield/         Average                 Yield/
                                           Balance      Interest         Cost          Balance    Interest      Cost
---------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-earning assets:

Loans (1)                              $1,006,234        $42,301        8.41%         $960,483     $40,674     8.47%
Taxable  Securities                       360,722         11,282        6.26           345,834       9,657     5.59
Tax-exempt  Securities (2)                105,005          3,723        7.09            90,107       3,154     7.00
Fed Funds Sold                             19,970            577        5.78            46,785       1,140     4.87
                                       ----------        -------                    ----------     -------
Total Interest Earning Assets           1,491,931         57,883        7.76         1,443,209      54,625     7.57

NonInterest Earning Assets:
Cash & Due from Banks                      36,146                                       49,873
Premises & Equipment                       26,607                                       27,942
Other Assets                               37,236                                       27,406
Allowance for Loan Losses                 (21,859)                                     (21,408)
                                       ----------        -------                    ----------     -------
Total Assets                           $1,570,061         57,883        7.37        $1,527,022      54,625     7.15
                                       ==========        =======        ====        ==========     =======     ====
LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-Bearing
Savings Deposits                         $244,114          3,476       2.85%          $285,707       3,706      2.59%
NOW Accounts                               57,406            370       1.29             58,446         290       .99
Money Market Accounts                     262,241          5,257       4.01            321,413       5,566      3.46
Other Time Deposits                       531,912         14,233       5.35            468,174      11,234      4.80
Borrowed Funds                             75,005          2,338       6.23              6,238         163      5.23
                                       ----------        -------                    ----------     -------
  Total Interest-Bearing                1,170,678         25,674       4.39          1,139,978      20,959      3.68

  Noninterest-Bearing Liabilities:

Demand Deposits                           246,534                                      222,990
Other                                      11,672                      3.59             11,218                  3.05
                                       ----------                                   ----------
Total Noninterest-Bearing
Liabilities                               258,206                                      234,208

Stockholders' Equity                      141,177                                      152,836
                                       ----------                                   ----------

Total Liabilities and
Stockholders' Equity                   $1,570,061         25,674                    $1,527,022      20,959
                                       ==========        -------                    ==========     -------
Net Interest Margin                                       32,209       4.32                         33,666      4.67
Less Tax Equivalent Adjustments                           (1,303)                                   (1,104)
                                                         -------                                   -------
Net Interest Income                                      $30,906       4.14%                       $32,562      4.51%
                                                         =======       =====                       =======      =====
Excess of interest earning assets
over interest bearing liabilities      $  319,448                                   $  303,231
                                       ==========                                   ==========
Ratio of Average Interest-Earning
Assets to Average
Interest-Bearing Liabilities               127.25%                                      126.60%
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

The table below details the changes in interest income and interest expense for the period indicated due to both changes in average outstanding balances and changes in average interest rates:

Rate/Volume Analysis (in thousands)

                                                                       Six Months Ended June 30,
                                                                             2000 vs. 1999
                                                    -----------------------------------------------------------------
                                                                       Increase (Decrease) due to
                                                    -----------------------------------------------------------------
                                                        Volume                      Rate                   Net(1)
                                                        ------                      ----                   ------
Interest Income:
Loans                                                   $1,937                     ($310)                  $1,627
Taxable investment securities                              416                     1,209                    1,625
Tax-exempt investment(2)
securities                                                 521                        48                      569
Federal funds sold                                        (653)                       90                     (563)
                                                  --------------           ---------------           --------------
Total interest income                                    2,221                     1,037                    3,258
Interest expense:
  Savings deposits                                        (540)                      310                     (230)
  NOW/accounts                                              (5)                       85                       80
  Money market accounts                                 (1,025)                      716                     (309)
  Other Time Deposits                                    1,529                     1,470                    2,999
  Borrowed funds                                         1,844                       331                    2,175
                                                  --------------           ---------------           --------------
Total interest expense                                   1,803                     2,912                    4,715
                                                  --------------           ---------------           --------------
Net interest margin(3)                                     418                   ($1,875)                  (1,457)
  Less tax equivalent effect                               181                        18                      199
                                                  --------------           ---------------           --------------
Net interest income                                       $237                   ($1,857)                 ($1,656)
                                                  ==============           ===============           ==============

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each to the total change.

(2) Equivalent yields on tax exempt securities based on a Federal tax rate of 35%.

(3) The Company's stock repurchase program utilized $16.5 million in available funds. At the average year to date 2000 overall investment and fed funds yield of 6.41%, the imputed loss of income due to the Company's stock repurchase program represented approximately $530,000 of the $1.5 million decline in net interest income on a tax-equivalent basis.

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

The provision for loan losses decreased from $1,500,000 in 1999 to $450,000 in 2000.

Net charge-offs for the first six months of 2000 were $450,000 compared to $1,476,000 for the same period in 1999. The ratio of net chargeoffs to average loans, on an annualized basis, decreased to .09% in the first six months of 2000 vs. .31% for the same period of 1999.

Total non-performing assets were approximately $9.0 million at the end of June 2000, down $3.9 million from $12.9 million at June 1999, while basically unchanged from the $8.9 million at year end 1999. Period end non-performing loans of $8.0 million at June 2000 were down $3.1 million from June 1999 but were up $.5 million over the December 31, 1999 level of $7.5 million. OREO balances were down $.9 million from June 30, 1999 and down $.6 million from December 31, 1999 levels.

Nonperforming assets represent 124 loans or OREO properties of which on1y
6 have balances in excess of $300,000 of which one loan has a balance of $1.5 million and is secured by real estate, another is a relationship of $860,000 primarily secured by commercial real estate and another is an OREO property with a balance of $519,000. Of the total nonperforming loans, 26% are collateralized by residential property, 61% by commercial property, and 13% by other assets or unsecured.

Management believes that the allowance for loan losses is adequate to cover the probable losses in the loan portfolio. However, no assurance can be given that the very favorable current economic conditions of the Company's overall market area will not be unsettled by future events. Any such developments would be expected to adversely affect the financial performance of the Company.

The table below summarizes the Company's allowance for loan losses and its loan loss experience for the periods indicated (dollars in thousands):

                                          For the six months                    For the year
                                             ended June 30,                   ended December 31,
                                           2000         1999             1999       1998        1997
                                           ----         ----             ----       ----        ----
                                      -------------------------      ------------------------------------
Balance at beginning of period
                                        $21,786       $21,270           $21,270    $19,331      $18,533
Chargeoffs:
Commercial & industrial                     161           125              368        406         1,448

Consumer installment & other                665           662            1,461      1,620         1,146

Real estate mortgage                        278           990            1,308      3,344         2,164
                                      -------------------------      ------------------------------------
Total charge-offs                         1,104         1,777            3,137      5,370         4,758

Recoveries:
Commercial & industrial                     180            31              322        462           164

Consumer installment & other                415           270              533        481           160

Real estate mortgage                         59             -              798        437           757
                                      -------------------------      ------------------------------------
Total recoveries                            654           301            1,653      1,380         1,081
                                      -------------------------      ------------------------------------
Net charge-offs                            (450)       (1,476)          (1,484)    (3,990)       (3,677)

Provision for loan losses                   450         1,500            2,000      5,929         4,475
                                      -------------------------      ------------------------------------
Balance at end of period                $21,786       $21,294          $21,786    $21,270       $19,331
                                      =========================      ====================================
Ratio of net charge-offs to average
loans outstanding during the period
(annualized)                                .09%        .31%            .15%         .40%         .35%

Allowance for loan losses as a
percent of period-end loans                2.15%       2.22%           2.19%        2.18%        1.85%

Allowance as a percent of                   271%        192%            290%         226%         214%
non-performing loans

Nonperforming loans and OREO
to total loans and OREO                     .87%       1.34%            .89%        1.03%        1.00%

The table below summarizes the Company's nonperforming assets and restructured loans at the dates indicated (dollars in thousands):

                                                At June 30,                           At December 31,
                                                -----------                           ---------------
                                            2000          1999                1999          1998          1997
                                        ----------------------------      -----------------------------------------
Nonaccrual loans: (1)
Real estate mortgage                          $7,173         $9,205             $6,289         $8,282       $7,602
Commercial & Industrial                          496          1,428                921            558          164
Consumer & other                                 213            208                106             83          123
                                        ----------------------------      -----------------------------------------
Total nonaccrual loans                         7,882         10,841              7,316          8,923        7,889
Loans 90 days or more past due and
still accruing:
Real estate mortgage                               -            146                  -            224          129
Commercial & industrial                          129             75                129            205          188
Consumer & other                                   -             24                 35             68          126
                                        ----------------------------      -----------------------------------------
Total 90 days past due accruing                  129            245                164            497          443
Restructured - real estate                        24             27                 25             28          682
                                        ----------------------------      -----------------------------------------
Total non-performing and restructured
loans                                          8,035         11,113              7,505          9,448        9,014
Other real estate owned (2)                      828          1,743              1,369            628        1,366
                                        ----------------------------      -----------------------------------------
Total non-performing assets                   $8,863        $12,856             $8,874        $10,076      $10,380
                                        ============================      =========================================
Non-performing and re-
structured loans as a
percent of total loans                          .79%          1.16%               .76%           .96%         .87%
                                        ============================      =========================================
Nonperforming assets as a percent of
total assets                                    .56%           .82%               .56%           .64%         .64%
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

(2) Other real estate owned totals $828,000 at June 30, 2000 and includes 7 properties acquired through foreclosure: 4 residences and 3 non-farm nonresidential properties.

In addition to the nonperforming loans and other nonperforming assets noted above, at June 30, 2000, the Company had approximately $25.9 million in loans requiring special attention (substandard) compared to $22.9 million of similar loans at December 31, 1999. Such loans are being monitored so that if present concerns about the borrowers' ability to comply with repayment terms becomes evident, management will be able to quickly assess impairment. Further deterioration in such borrowers' financial position may result in reclassifying them as nonperforming assets.

The following table summarizes impaired loans for the periods indicated (in thousands):

                                                                   June 30, 2000       December 31, 1999
                                                                   -------------       -----------------
Impaired loans with allowance established $2,733,000                     $12,607                 $11,515
and $3,793,000, respectively)

Impaired loans which have been written down                                  469                     431
$865,000 and $219,000, respectively)                                         ---                     ---

Total                                                                    $13,076                 $11,946
                                                                         =======                 =======

Average amount of impaired loans                                         $12,417                 $10,407
for the period                                                           =======                 =======

The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans (dollars in thousands):


                                          June 30,                                             December 31,
                                2000                  1999                   1999                  1998                  1997
                         ----------------------------------------  -----------------------------------------------------------------
Balance at end of                   % of                   % of                     % of                  % of                 % of
period applicable to:     Amount   total       Amount     total       Amount       total    Amount       total     Amount     total
                                   loans                  loans                    loans                 loans                loans
                         ----------------------------------------  -----------------------------------------------------------------
Commercial & industrial  $ 3,616   13.2%       $4,802     11.9%      $ 4,426       11.9%   $ 2,472       11.7%    $ 2,131       9.0%

Consumer & other           3,702   14.2         2,797     14.2         3,399       14.4      3,530       14.4       3,699      15.2
Real estate - mortgage    10,659   72.6        12,543     73.9        11,871       73.7     11,679       73.9      12,124      75.8
Unallocated                3,809      -         1,152        -         2,090          -      3,589          -       1,377         -
                         ----------------------------------------  -----------------------------------------------------------------

Total                    $21,786    100%      $21,294      100%      $21,786        100%   $21,270        100%    $19,331       100%

                         ========================================  =================================================================


Noninterest Income
------------------

Total noninterest income decreased by $77,000 or 1.5% to $5.2 million during the first six months of 2000 compared to the same period of 1999. Specifically, service charges and fees increased $201,000 and trust income increased by $82,000. Lower levels of sales of loans into the secondary market resulted in a decrease in gains on sales of loans of $66,000, while lower levels of gains on sales of securities of $172,000 and lower income from other sources of $122,000 (principally one time property sales) offset these improvements.

Other Expenses
--------------

In total, noninterest expense decreased by $965,000 or 4.5% to $20.4 million for the first six months of 2000 compared to the same period of 1999. Salaries and employee benefits expense decreased $657,000 to $10.6 million at June 30, 2000 vs. $11.2 million in the first six months of 1999 due to lower levels of personnel as economies of the 1998 merger were more fully realized.
Occupancy and equipment expense decreased over the same period in 1999 by $152,000 due also to further realization of economies related to the 1998 merger. Other real estate owned expenses were $42,000 higher due to more properties under management and credits received in 1999. Other expenses decreased by $198,000 reflecting continued emphasis on controlling costs.

Net Income
----------

Pretax income increased by $.3 million. The Company's effective tax rate decreased to 32.3% from 34.9% as a result of higher levels of investments in tax preferenced securities and the higher levels of utilization of a state tax advantaged investment subsidiaries. Thus, net income was $10.3 million for the six months ended June 30, 2000 vs. $9.7 million for the same period in 1999, an increase of $.6 million or 6.1%.

Three Months Ended June 30, 2000 vs. June 30, 1999
--------------------------------------------------

Net interest income decreased $1,357,000 or 8.3% for the three months ended June 30, 2000 compared to 1999, primarily due to the much higher levels of interest expense which were only partially offset by volume driven increases in loan income.

Provisions for loan losses decreased by $350,000 for the three month period ended June 30, 2000 vs. June 30, 1999.

Total non-interest income decreased $39,000 to $2.6 million for the three months ended June 30, 2000 compared to 1999, primarily due to lower levels of gains on sales of securities ($95,000), gain on sales of loans ($11,000) and other income ($30,000). These decreases more than offset increases in service charges and fees ($69,000) and trust earnings ($28,000).

Total noninterest expense decreased $.9 million for the three months ended June 30, 2000 compared to 1999 due to decreases in salaries and benefits ($236,000), occupancy and equipment ($244,000) and other expense of $417,000 (primarily computer service bureau, consulting, telephone and postage expenses).

Pretax income decreased $175,000 to $7.4 million for the three months ended June 30, 2000 compared to the same period of 1999, while income taxes decreased by $217,000, due to fuller utilization of tax advantaged subsidiaries and continued purchases of tax-exempt securities. Comparative income after taxes therefore increased $42,000 to $5.0 million for the quarter ended June 30, 2000 vs. 1999.

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

The Company's net interest income is affected by fluctuations in market interest rates as a result of timing differences in the repricing of its assets and liabilities. These repricing differences are quantified in specific time intervals and are referred to as interest rate sensitivity gaps. The Company manages the interest rate risk of current and future earnings to a level that it considers consistent with its mix of businesses and seeks to limit such risk exposure to appropriate percentages of both earnings and the imputed value of stockholders' equity. The objective in managing interest rate risk is to support the achievement of business strategies, while controlling earnings variability and seeking to provide appropriate liquidity. Further, the historical level of demand deposits (greater than 15% of total assets) serves to mitigate the effects of increases in interest rates and reduce the average cost of total liabilities. By the end of the third quarter in 1999, the Company implemented a leverage strategy, whereby it purchased investment assets of $100 million and funded such increased assets with a portion of its available line of credit with the Federal Home Loan Bank, borrowings under repurchase agreements and municipal deposits. Although the related funding costs have risen through the last nine months, the high levels of floating rate assets used in the strategy allowed the Company to benefit from pretax net interest income during the quarter of approximately 50 basis points per annum on the assets acquired. The component securities and funding sources utilized in the transaction (a combination of fixed and floating rate securities funded primarily with variable rate liabilities) is not expected to raise significantly the Company's overall exposure to fluctuations in market interest rates.

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of June 30, 2000, based upon the known repricing dates of certain assets, at amortized cost, and liabilities and the assumed repricing dates of others. As shown in the following chart, at June 30, 2000, assuming no management action, the Company's principal interest rate risk is to a rising rate environment and particularly within one year time frame. That is, net interest revenue would be expected to be adversely affected by an increase in interest rates (on a one-for-one basis) above the rates embedded in the current yield curve, principally due to the higher level of liabilities ($893.2 million) that would reprice relative to similarly categorized assets ($662.7 million) in that time frame.

This exposure would be mitigated over the longer term as the Company has $558.7 million more in repriceable interest earning assets than interest bearing liabilities beyond one year.

The Company modified its maturity report classifications for the savings and NOW categories effective with the reporting period June 30, 2000. The majority of the balances in these two categories were recategorized out beyond one year (prior to this savings and NOW categories were reported in the four months to one year category). The new methodology more closely mirrors industry practice and is based on a historical review of the Company's actual rate and volume changes during the interest rate cycles for the past twenty-four months. The revised model, in managements opinion, better reflects the true pricing sensitivity nature of the Bank's core deposits.

This chart displays only a static view of the Company's interest rate sensitivity gap and does not capture the dynamics of balance sheet, rate and spread movements or management actions that may be taken to manage this risk (in thousands).


                                                                  Total                       Greater
Maturity Repricing              3 months or    4 months to       within          One yr.        than
 Date (1)(2)                        less          one yr.        one yr.        to 5 yrs.    five yrs.       Total
                                ----------------------------------------------------------------------------------------
Securities (3)                      $128,709        $45,340        $174,049        $200,747      $97,575      $472,371
Fed Funds                             15,582                         15,582                                     15,582
Fixed rate loans                      79,508         78,610         158,118         239,712       57,375       455,205
Floating rate loans (3)              158,197         156,891        315,088         233,041        1,639       549,768
                                -------------- -------------- --------------- -------------- ------------ -------------
Total interest
earning assets (1)                   381,996        280,841         662,837         673,500      156,589     1,492,926
                                -------------- -------------- --------------- -------------- ------------ -------------
Other interest bearing
deposits (4)                         286,523         77,625         364,148         116,636       73,967       554,751
Time/Other (5)                       256,555        197,502         454,057          79,584        1,231       534,872
Borrowings                            75,000                         75,000                                     75,000
                                -------------- -------------- --------------- -------------- ------------ -------------
Total interest-bearing
liabilities                           618,078        275,127        893,205         196,220       75,198     1,164,623
                                -------------- -------------- --------------- -------------- ------------ -------------
Interest Sensitivity
gap (6)                            $(236,082)         $5,714      $(230,368)       $477,280      $81,391      $328,303
                                =======================================================================================
Gap as a percent of earnings
assets                               (15.81)%          0.38%        (15.43)%         31.97%        5.45%        21.99%
                                =======================================================================================

(1) Interest rate sensitivity gaps are defined as the fixed rate positions (assets less liabilities) for a given time period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular period. The gap positions reflect a repricing date at which date funds are assumed to "mature" and reprice to a current market rate for the asset or liability. The table does not include loans on nonaccrual status or net unrealized losses recorded on available-for-sale securities as of
         June 30, 2000.

(2) Variable rate balances are reported based on their repricing formulas. Fixed rate balances are reported based on their scheduled contractual maturity dates, except for certain investment securities and loans secured by 1-4 family residential properties that are based on anticipated cash flows.

(3) Prime-priced loans and investments are considered as 1 to 3 month assets.

(4) Other interest-bearing deposits include Money Market accounts (three months or less) and Savings and NOW accounts (are categorized based upon management's evaluation of the changes in those products over the last twenty four months) The remainder of other interest-bearing deposits are "Merit" accounts (savings accounts whose yield is repriced directly with the Federal Reserve Discount Rate). This discount rate changes less frequently than other market rates. As a result, management places these balances at one-half in the three month to six month category and the balance beyond one year repricing category. The interest rate sensitivity assumptions presented for these deposits are based on historical and current experiences regarding balance retention and interest rate repricing behavior.

(5) Time/Other: Time deposits $534.9 million and other interest-bearing liabilities ($75 million) are classified by contractual maturity or repricing frequency.

(6) Non-interest bearing deposit liabilities were approximately $259.1 million at June 2000.

Capital Resources and Liquidity
-------------------------------

The following summarizes the minimum capital requirements and capital position at June 30, 2000:

                                                                       To be Well Capitalized Under
                                    Capital Position at                "Prompt Corrective Action"
                                    June 30, 2000                      Provision of FDICIA
                                    -------------------                -----------------------------
                                    Bank Only            Consolidated
Total Capital
 to Risk-Weighted Assets                12.48%               13.36%                 10%
Tier 1 Capital
 to Risk-Weighted Assets               11.22%                12.11%                  6%
Tier 1 Capital to Average
 Assets (Leverage Ratio)                8.35%                 9.00%                  5%(1)

(1) Regulatory authorities require all but the most highly rated banks and bank holding companies to have a leverage ratio of at least between 4.0% - 5.0%.

At June 30, 2000, the Bank met the requirements for a "well capitalized" institution based on its capital ratios as of such date.

The Company believes that its cash and cash equivalents of $59.3 million in addition to its securities available for sale of $432.7 million at June 30, 2000 are sufficient to meet both the funding needs of its borrowers and the liquidity requirements of its depositors.

The Company's total capital to assets level is 8.8% at June 30, 2000. As such, management believes that the Company has ample capital available for future expansion and diversification and regularly evaluates appropriate business opportunities to efficiently deploy its capital resources. The Company also has available lines of credit with the Federal Home Loan Bank, Federal Reserve and other commercial banks.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Quantitative and qualitative disclosure about market risk is presented at December 31, 1999 in Item 7A in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2000. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At June 30, 2000, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

GAP Analysis. The one-year and five-year cumulative interest sensitivity gap as a percentage of total assets have changed from (24.5%) and 45.5% at December 31, 1999, respectively. , to (15.4%) and 32% at June 30, 2000, respectively. As previously discussed, the Company changed the maturity and rate sensitivity reporting for the savings and NOW categories effective with reporting period June 30, 2000, which recategorized a substantial portion of these balances out beyond one year due to a reanalysis of the decay of deposits during the twenty-four month period since the 1998 merger. At December 31, 1999, reporting of these balances was categorized in the four months to one year category.

Interest Rate Risk Compliance. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 1999. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value change at June 30, 2000 compared to December 31, 1999, and the impact of possible changes within the Company's models continue to fall within all board approved limits for potential interest rate volatility. The adjustment of the GAP analysis noted above had no significant impact on the overall model results as the NOW and savings categories of deposits have the lowest average cost of funds.

See also Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations "Asset/Liability Management".

Part II

Item 4.  Submission of matters to a vote of security holders
------------------------------------------------------------

The Company held its Annual Meeting of Shareholders on May 11, 2000. The following matters were approved by the Company's shareholders at the meeting:

(1)      Election of six directors for three year term expiring in 2003.

         The total shares outstanding on the record date of March 31, 2000 were 16,016,033.

         Individual votes cast were as follows:

                                            Votes FOR           Votes WITHHELD
                                            ---------           --------------
         Elizabeth P. Allen                 13,436,500             246,582
         Thomas C. Aposporos                13,450,089             232,993
         Tyler Dann                         13,198,980             484,102
         Thomas C. DeBenedictus             13,453,020             230,062
         Lewis J. Ruge                      13,446,095             236,987
         Peter Van Kleeck                   13,206,211             476,871


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.       Exhibits

         10.1     Employment Agreement of Robert Apple dated June 1, 2000

         10.2     Employment Agreement of George H. Elferink dated June 22, 2000

         10.3 Amendment to Employment Agreement of Paul A. Maisch dated April 1, 2000

         27       Financial Data Schedule (with EDGAR filings included)

b.       Reports on Form 8-K
         -------------------

         On July 12, 2000, the Company filed a Current Report on Form 8-K dated July 9, 2000 to disclose the pending Merger with M&T Bank Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                            Premier National Bancorp, Inc.
                                                     (Registrant)


Date:    August 9, 2000             /s/ Paul A. Maisch
                                    ------------------
                                    Paul A. Maisch
                                    Duly Authorized Officer and
                                    Principal Financial Officer

                                  EXHIBIT INDEX

     Exhibit
     Number       Description
     --------     -----------
         10.1     Employment Agreement of Robert Apple dated June 1, 2000

         10.2     Employment Agreement of George H. Elferink dated June 22, 2000

         10.3 Amendment to Employment Agreement of Paul A. Maisch dated April 1, 2000

         27       Financial Data Schedule (with EDGAR filings included)