Form 10-Q
period 2000-09-30
PREMIER NATIONAL BANCORP INC
filed 2000-11-09
CIK 776848

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 2000
                                ------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to _________

Commission file number 1-13213
                       -------

                        PREMIER NATIONAL BANCORP, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)

        New York                                           14-1668718
-------------------------------                       -------------------------
(State or other jurisdiction of                           (I.R.S. Employer)
incorporation or organization)                           Identification No.)

PO Box 310, 1100 Route 55, Lagrangeville, NY                    12540
-----------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

(845)471-1711
-------------
(Registrant's telephone number, including area code)

____________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No ______
                                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

15,962,240 shares of Common Stock outstanding, par value $.80 per share, at October 31, 2000.

PREMIER NATIONAL BANCORP, INC. & SUBSIDIARIES


INDEX

                                                             Page Reference
                                                             --------------
PART I

Item 1 -     Financial Statements

             Condensed Consolidated Balance Sheets                      1

             Condensed Consolidated Statements
             of Income and Expense                                      2

             Condensed Consolidated Statements
             of Cash Flows                                              3

             Condensed Consolidated Statements
             of Changes in Stockholders' Equity                         4

             Condensed Consolidated Statements of
             Comprehensive Income                                       5

             Notes to Unaudited Condensed Consolidated
             Financial Statements                                       6

Item 2 -     Management's Discussion and Analysis of
             Financial Condition and Results of Operations             11

Item 3 -     Quantitative and Qualitative Disclosures About
             Market Risk                                               25

PART II -    Other Information

Item 6 -     Exhibits and Reports on Form 8-K                          27

             Signatures                                                28

             Exhibit Index                                             29


Part 1

Item 1: Financial information

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(Unaudited)

                                                                  September 30,    December 31,
                                                                      2000            1999
ASSETS
Cash and due from banks                                              $   40,723      $   46,889
Federal funds sold                                                       36,882          31,782
                                                                     ----------      ----------
Total cash and cash equivalents                                          77,605          78,671

Securities
Available for sale, at fair value                                       430,144         452,025
Held to maturity, at cost, (fair value of $20,532 in
2000 and $17,168 in 1999)                                                20,346          17,014
Regulatory securities (at cost which approximates fair value)             9,726           9,726


Gross loans                                                             999,966         993,821
Allowance for loan losses                                               (21,698)        (21,786)
                                                                     ----------      ----------
Net loans                                                               978,268         972,035

Premises and equipment, net                                              25,977          26,982
Accrued income                                                           12,568          12,111
Deferred Taxes                                                           14,166          16,024
Other real estate owned                                                   1,098           1,369
Intangible assets, net                                                    3,711           4,992
Other assets                                                              3,032           4,717

                                                                  -----------------------------
TOTAL ASSETS                                                         $1,576,641      $1,595,666
                                                                  =============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Non-interest bearing                                                 $  255,330      $  252,166
Interest bearing                                                      1,106,004       1,115,613

                                                                  -----------------------------
Total deposits                                                        1,361,334       1,367,779

Notes payable                                                            60,000          75,300
Other liabilities                                                        10,035          10,549

                                                                  -----------------------------
TOTAL LIABILITIES                                                     1,431,369       1,453,628

STOCKHOLDERS' EQUITY
Preferred stock
  ($.01 par value; 5,000,000 shares authorized; none
  issued in 2000 and 1999)                                                    -               -
Common stock ($.80 par value; 50,000,000 shares
  authorized) 16,443,894 shares issued in 2000 and
  16,429,226 shares issued in 1999                                       13,155          13,142
Additional paid-in capital                                               95,742          95,755
Retained earnings                                                        47,350          39,789
Accumulated other comprehensive loss                                     (4,059)         (6,581)
Treasury stock, at cost, (527,790 shares in 2000 and 3,600
  shares in 1999)                                                        (6,916)            (67)

                                                                  -----------------------------
 TOTAL STOCKHOLDERS' EQUITY                                             145,272         142,038

                                                                  -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $1,576,641      $1,595,666
                                                                  =============================

See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND EXPENSE
(dollars in thousands except per share data)
(Unaudited)

                                                     Three         Three            Nine            Nine
                                                 Months Ended   Months Ended    Months Ended    Months Ended
                                                   09/30/00       09/30/99        09/30/00        09/30/99
                                                 -----------------------------------------------------------
Interest income:
  Loans, including fees                          $     21,545   $     20,219    $     63,846    $     60,893
  Federal funds sold                                      519            262           1,096           1,402
  Taxable securities                                    5,758          5,782          17,040          15,438
  Tax-exempt securities                                 1,259          1,323           3,679           3,373
                                                 -----------------------------------------------------------
Total interest income                                  29,081         27,586          85,661          81,106

Interest expense:
  Interest expense on deposits                         13,001         10,167          36,337          30,963
  Interest expense, other                               1,195            883           3,533           1,046
                                                 -----------------------------------------------------------
Total interest expense                                 14,196         11,050          39,870          32,009
                                                 -----------------------------------------------------------

Net interest income                                    14,885         16,536          45,791          49,097

Provision for loan losses                                 300            300             750           1,800
                                                 -----------------------------------------------------------

Net interest income
 after provision for loan losses                       14,585         16,236          45,041          47,297
                                                 -----------------------------------------------------------

Noninterest income:
  Service charges and fees                              2,065          2,035           6,298           6,067
  Trust earnings                                          307            292             925             828
  Gains (losses) on sales of                                0            (16)             (1)            155
  securities, net
  Gains on sales of loans, net                             14              7              26              85
  Other income                                            192            160             542             632
                                                 -----------------------------------------------------------
Total noninterest income                                2,578          2,478           7,790           7,767

                                                 -----------------------------------------------------------
GROSS OPERATING INCOME                                 17,163         18,714          52,831          55,064
                                                 -----------------------------------------------------------
Noninterest expense:
Salaries and employee benefits                          5,833          5,311          16,418          16,553
Net occupancy and equipment expense                     1,640          1,872           5,067           5,451
Other real estate owned                                     9              0              56               5
Other expenses                                          3,368          3,404           9,753           9,987
                                                 -----------------------------------------------------------
Total noninterest expense                              10,850         10,587          31,294          31,996
                                                 -----------------------------------------------------------

Income before income taxes                              6,313          8,127          21,537          23,068

Income taxes                                            1,656          2,800           6,567           8,017

                                                 -----------------------------------------------------------
Net income                                       $      4,657   $      5,327    $     14,970    $     15,051
                                                 ===========================================================


Weighted average common shares outstanding (1)

Basic                                              15,864,400     16,662,800      15,979,500      16,936,700
Diluted                                            16,124,700     16,888,300      16,138,500      17,147,900

Per common share data: (1)

Basic earnings                                   $       0.29   $       0.32    $       0.94    $       0.89
Diluted earnings                                 $       0.29   $       0.32    $       0.93    $       0.88

Cash dividends declared                          $       0.15   $       0.14    $       0.45    $       0.25
Book value at period end                                                        $       9.13    $       8.71

(1) Adjusted for 10% Stock Dividend declared December 1999.

See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

                                                                         Nine
                                                                     Months Ended
OPERATING ACTIVITIES                                             09/30/00     09/30/99
                                                                 --------     --------
Net income                                                      $   14,970   $   15,051
Adjustment to reconcile net income to net
 cash provided by operating activities:
Provision for loan losses                                              750        1,800
Depreciation and amortization                                        2,026        2,290
Amortization of security premiums and
 accretion of discounts                                                799        1,017
Amortization of goodwill/core deposit                                1,096        1,368
intangible/acquistion costs
Realized gains on sales of securities and loans                        (25)        (240)
Gains on sale of premises and equipment                                  0         (216)
Gains on sale of other real estate                                     (33)         (24)
Deferred income tax benefits                                            (5)      (1,737)
Increase in accrued income                                            (457)      (3,921)
Other, net                                                           1,040        4,461
                                                                -----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           20,161       19,839
                                                                -----------------------

INVESTING ACTIVITIES
Proceeds from sales of securities available for sale                14,018       51,236
Proceeds from maturities of securities available for sale           18,558       70,209
Proceeds from maturities of securities held to maturity              8,070        6,244
Purchases of securities available for sale                          (6,985)    (254,125)
Purchases of securities held to maturity                           (11,527)      (8,599)
Sale of loans                                                        2,881        3,760
Net (increase) decrease in loans                                    (9,838)       7,055
Purchase of premises and equipment                                  (1,021)      (1,154)
Proceeds from sales of premises and equipment                            0          597
Proceeds from sale of OREO                                             699          645
                                                                -----------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 14,855     (124,132)
                                                                -----------------------

FINANCING ACTIVITIES
Net decrease in DDA/MM/NOW/Sav. Accounts                           (35,085)     (61,574)
Net increase in other time deposits                                 28,640       14,857
Proceeds from issuance of common stock from treasury                 2,922        4,303
Repurchase of common stock                                         (10,021)     (18,950)
Borrowings                                                               0       75,000
Repayment of borrowings                                            (15,300)      (1,725)
Cash dividends-common                                               (7,238)      (6,321)
                                                                -----------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (36,082)       5,590
                                                                -----------------------

DECREASE IN CASH AND CASH EQUIVALENTS                               (1,066)     (98,703)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      78,671      174,330
                                                                -----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   77,605   $   75,627
                                                                =======================

CASH PAID FOR:
Interest                                                        $   39,775   $   31,681
Taxes                                                                4,815        7,476

NON-CASH ITEMS
Transfer from loans to OREO                                            392        1,808
Net change in unrealized gains (losses) recorded
 on securities available for sale                                    4,385      (10,083)
Change in deferred taxes on unrealized (gains)
 losses recorded on securities available for sale                   (1,863)       4,196

See notes to condensed consolidated financial statements.

PREMIER NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(dollars in thousands, except per share data)
(unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated
                                                                        Additional                 Other
                                                                Common    Paid-in    Retained  Comprehensive   Treasury
                                                                Stock     Capital    Earnings      Loss          Stock     Total
----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2000                                         $13,142    $95,755    $39,789     ($6,581)        ($67)   $142,038

Net Income                                                                             14,970                               14,970
Cash dividends declared on common stock ($0.45 per share)                              (7,159)                              (7,159)
Adjustment on final issuance of 10% stock dividend                   13                   (13)                                   0
Dividend reinvestment and stock purchase plan - 71,083 shares                                                    1,276       1,276
Options exercised - 145,365 shares                                                                               1,659       1,659
Cash in lieu issued for fractional shares                                      (13)                                            (13)
Effect of Treasury stock issued at less than cost                                        (237)                     237           0
Purchase of treasury stock - 730,818 shares                                                                    (10,021)    (10,021)
Net change in unrealized loss on securities, after tax                                              2,522                    2,522
                                                                ------------------------------------------------------------------
Balance September 30, 2000                                      $13,155    $95,742    $47,350     ($4,059)     ($6,916)   $145,272
                                                                ==================================================================

Balance January 1, 1999                                         $12,558    $84,492    $57,621    $  1,521         ($38)   $156,154
Net Income                                                                             15,051                               15,051
Cash dividends declared on common stock($0.39 per share)                               (6,537)                              (6,537)
Dividend reinvestment and stock purchase plan - 58,223 shares        14        285                                 635         934
Options exercised - 319,694 shares                                   48        750                               2,582       3,380
Cash in lieu issued for fractional shares                                      (11)                                            (11)
Effect of Treasury stock issued at less than cost                                      (2,347)                   2,347           0
Purchase of treasury stock - 1,123,642 shares                                                                  (18,950)    (18,950)
Net change in unrealized gain on securities, after tax                                             (5,887)                  (5,887)
                                                                ------------------------------------------------------------------
Balance September 30, 1999                                      $12,620    $85,516    $63,788     ($4,366)    ($13,424)   $144,134
                                                                ==================================================================

See notes to condensed consolidated financial statements

PREMIER NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands)

---------------------------------------------------------------------------------------------------------------
                                                            Nine months ended            Three Months ended
                                                          2000             1999        2000              1999
---------------------------------------------------------------------------------------------------------------
Net Income                                              $ 14,970         $ 15,051    $  4,657          $  5,327
Other Comprehensive income (loss):
   Net unrealized gains (losses) on securities:
     Net unrealized holding gains (losses)
        arising during year, net of taxes of
        ($1,671, $4,512, $1,589 and $826)                  2,405           (6,493)      2,287            (1,189)

     Less reclassification adjustment for
        losses included in net income:
        net of taxes of ($81, $421,$0, $152)                 117              607           0               220
                                                        --------         --------    --------          --------
Other comprehensive income (loss)                          2,522           (5,886)      2,287              (969)
                                                        --------         --------    --------          --------
COMPREHENSIVE INCOME                                    $ 17,492         $  9,165    $  6,944          $  4,358
                                                        ========         ========    ========          ========

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 2000 and December 31, 1999, its cash flows and changes in stockholders' equity for the nine months ended September 30, 2000 and 1999 and its consolidated results of operations and comprehensive income for the three months and nine months ended September 30, 2000 and 1999.

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

The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Material intercompany items and transactions have been eliminated in consolidation. Certain reclassifications have been made to conform to the current presentation.

Pending Merger
--------------

On July 10, 2000, the Company, announced that it had entered into a definitive agreement for the acquisition of the Company by M&T Bank Corporation ("M&T"). The agreement provides, among other things, that Premier will merge into Olympia Financial Corporation ("Olympia"),a subsidiary of M&T, with Olympia being the surviving corporation ("Merger")and that the Bank will merge into Manufacturers and Traders Trust Company, a subsidiary of Olympia.

In the Merger, each outstanding share, will, at the election of the holder thereof, and with certain exceptions, be converted into either, (I) the right to receive $21 in cash, without interest, or (ii) an amount of common stock of M&T, equal to the quotient of (A) $21 divided by (B) the Market Value of a share of M&T common stock determined as provided in the merger agreement. Subject to possible adjustments set forth in the merger agreement, the total number of shares of Premier common stock to be converted into common stock of M&T shall be 50% of the shares of the Premier common stock outstanding on July 9, 2000. Premier shareholder elections to receive shares of M&T common stock or cash are subject to the allocation and proration procedures set forth in the merger agreement. The foregoing description of the merger agreement is qualified in its entirety by reference to the terms of the merger agreement, which has been filed as Exhibit 2.1. to the Company's current report on Form 8-K dated July 9, 2000 (the "Form 8-K"). The Company and M&T expect the transaction to close during the first quarter of 2001.

In connection with the merger agreement, Premier granted to M&T an option that, under certain circumstances, would enable M&T to purchase up to 3,144,107 shares, or approximately 19.9% of the issued and outstanding shares, of Premier common stock. The Stock Option Agreement provides that the total profit receivable by M & T thereunder shall not exceed $24 million. A copy of the Stock Option Agreement has been filed as Exhibit 4.1. to the Form 8-K.

Consummation of the Merger is subject to the satisfaction of certain customary conditions, approval of Premier's shareholders and federal and state bank regulators. M & T has received the required approval of the Federal Reserve Board.

Recent Accounting Pronouncements
--------------------------------

1) Revenue Recognition in Financial Statements

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

2) Accounting for Transfers and Servicing of Financial Assets and
   Extinguishments of Liabilities

In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140") replacing FASB Statement No. 125. SFAS No. 140 revises the standard for accounting and reporting for transfers and servicing of financial assets and extinguishments of liabilities. The new standard is based on consistent application of a financial-components approach that recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent guidelines for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company is required to adopt SFAS No. 140 by March 31, 2001. SFAS No. 140 is not expected to have a material impact on the Company's consolidated financial statements.

Loans
-----

Major classifications of loans are summarized below (in thousands):

                                 At September 30, 2000  At December 31, 1999
                                 ---------------------  --------------------
 Commercial and industrial                    $129,116              $118,492
 Consumer installment                          141,340               138,256
 Real estate - construction                     53,377                62,596
 Real estate - mortgage                        269,444               260,998
  (Commercial)
 Real estate - mortgage                        404,317               408,240
  (Residential & Home Equity)
 Other loans                                     2,372                 5,239
                                              --------              --------
 Total                                        $999,966              $993,821
                                              ========              ========

Deposits
--------

Major classifications of deposits are summarized below (in thousands):

                                 At September 30, 2000  At December 31, 1999
                                 ---------------------  --------------------
 Demand deposits                            $  255,330            $  252,166
 NOW accounts                                   64,244                53,045
 Money market deposit                          226,300               271,518
  accounts
 Savings accounts                              244,516               248,746
 Time deposits under $100,000                  369,719               338,600
 Time deposits over $100,000                   201,225               203,704
                                            ----------            ----------
 Total                                      $1,361,334            $1,367,779
                                            ==========            ==========

Securities
----------

Securities consist of the following (in thousands):

                                               At September 30, 2000                            At December 31, 1999
                                      ---------------------------------------         ----------------------------------------
                                       Carrying      Amortized         Fair            Carrying       Amortized         Fair
                                        Amount          Cost           Value            Amount           Cost           Value
                                      ---------------------------------------         ----------------------------------------
US Treasury:

   Available for Sale                  $ 19,970       $ 20,112      $ 19,970           $ 33,975        $ 34,255      $ 33,975

US Gov't Agencies:

   Available for Sale                    73,789         74,716        73,789             80,164          81,558        80,164

Obligations of States and
Political Subdivisions:

   Available for Sale                   143,548        145,709       143,548            136,443         140,786       136,443

   Held to Maturity                      19,471         19,471        19,656             16,139          16,139        16,293

Mortgage Backed Securities:

   Available for Sale                    33,259         33,434        33,259             41,539          42,019        41,539

Other Debt Securities:

   Available for Sale                   159,345        162,692       159,345            159,625         164,311       159,625

   Held to maturity                          75             75            76                 75              75            75

Equity Securities:

   Available for Sale                       233            257           233                279             257           279

   Held to Maturity                         800            800           800                800             800           800

Regulatory Securities                     9,726          9,726         9,726              9,726           9,726         9,726
                                      ----------------------------------------------------------------------------------------
Total Securities                       $460,216       $466,992      $460,402           $478,765        $489,926      $478,919
                                      ========================================================================================

Total Available for Sale               $430,144       $436,920      $430,144           $452,025        $463,186      $452,025
Total Held to Maturity                   20,346         20,346        20,532             17,014          17,014        17,168
Regulatory Securities                     9,726          9,726         9,726              9,726           9,726         9,726
                                      ----------------------------------------------------------------------------------------
Total Securities                       $460,216       $466,992      $460,402           $478,765        $489,926      $478,919
                                      ========================================================================================

At September 30, 2000 and December 31, 1999, the net unrealized loss on securities available for sale (net of tax benefit of $2,718,000 and $4,580,000, respectively) that was included in accumulated other comprehensive loss, a separate component of stockholders' equity, was ($4,059,000) and ($6,581,000), respectively. Gross realized gains (losses) were $2,000 and ($3,000), respectively, for the nine months ended September 30, 2000 and $241,000 and ($106,000) respectively for the twelve months ended December 31, 1999 .

Earnings per common share 1999 data has been adjusted for the 10% stock dividend
-------------------------
which the Company declared in December 1999.

Basic earnings per common share is computed as follows (in thousands, except per share data):

                                                        Three months                Nine months
                                                           ended                       ended
                                                        September 30,              September 30,
                                                        -------------              -------------
                                                      2000         1999          2000         1999
                                                      ----         ----          ----         ----
Weighted average common shares
  outstanding                                          15,864       16,663        15,980       16,937
Total basic shares                                     15,864       16,663        15,980       16,937
                                                      =======      =======       =======      =======
Net income                                            $ 4,657      $ 5,327       $14,970      $15,051
                                                      =======      =======       =======      =======
Basic earnings per common share                       $  0.29      $  0.32       $  0.94      $  0.89
                                                      =======      =======       =======      =======

Diluted earnings per common share is computed as follows (in thousands, except per share data):

                                                           Three months               Nine months
                                                              ended                      ended
                                                           September 30,              September 30,
                                                           -------------              -------------
                                                         2000         1999          2000         1999
                                                         ----         ----          ----         ----
Weighted average common shares outstanding             15,864       16,663        15,980       16,937
Effect of dilutive stock options                          261          225           159          211
                                                      -------      -------       -------      -------
Total diluted shares                                   16,125       16,888        16,139       17,148
                                                      =======      =======       =======      =======
Net income                                            $ 4,657      $ 5,327       $14,970      $15,051
                                                      =======      =======       =======      =======
Diluted earnings per common share                     $  0.29      $  0.32       $  0.93      $  0.88
                                                      =======      =======       =======      =======

Stockholders' Equity
--------------------

Issued and outstanding shares (net of treasury shares of 527,790 and 3,600) at September 30, 2000 and December 31, 1999, were 15,916,104 and 16,425,626, respectively. The Company purchased approximately 730,818 treasury shares during the first nine months of 2000 and reissued 216,448 shares through its dividend reinvestment plan and stock option exercises. As of the third quarter the Company suspended its dividend reinvestment plan. The Company did not repurchase any shares of its common stock in the third quarter. The Company may repurchase shares in the future to offset its increase in outstanding shares from stock option exercises and dividend reinvestment plan issuances, and may continue its long standing policy of repurchasing common stock from employees or directors. The Company paid a 10% stock dividend in January 2000 which increased common shares outstanding by 1.5 million. (All 1999 share data has been accordingly restated in the condensed consolidated balance sheets, statements of income and expense and Stockholders' Equity.)

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

In addition to those factors previously disclosed by the Company and those factors identified elsewhere herein, the following factors could cause actual results to differ materially from such forward-looking statements: risks associated with the proposed merger such as legal or regulatory impediments, the emergence of contesting interests, loss of business due to targeted competitive pressure during the period to closing, loss of management and other staff, changes in customer general acceptance of the Company's products and services, pricing pressures on loan and deposit products; level of prepayments of loans; general actions of competitors; changes in local or national economic conditions; the extent and timing of actions of the Federal Reserve Board; continued customer deposit disintermediation; other normal business risks such as credit losses, litigation, etc.; increases in the levels of nonperforming assets; and the extent and timing of any legislative and regulatory actions and reform.

The Company's forward-looking statements speak only as of the date on which such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

Financial Condition
-------------------

Total assets of the Company decreased to $1,577 million at September 30, 2000, from $1,596 million at December 31, 1999. Decreases in securities of $18.5 million to $460 million at September 30, 2000 and declines in cash and cash equivalents of $1.1 million to $77.6 million were offset partially by increases in net loans of $6.2 million to $978.3 million.

In the first nine months of 2000 the Bank originated $181.9 million of new loans. Amortization, prepayments and sales into the secondary market were $175.8 million resulting in a net increase from year end 1999 in gross loans outstanding of $6.1 million at September 30, 2000. The net increase in the outstanding balances of commercial mortgages of $8.4 million or 3.2%, commercial and industrial loans of $10.6 million or 9%, and consumer installment loans of $3.1 million or 2.2% was partially offset by declines in the outstanding balances of residential mortgage loans (including home equity) of $3.9 million or 1%, real estate construction of $9.2 million or 14.7%, and other loans of $2.9 million or 54.7%. As of September 30, 2000, the Company held approximately $194 million in adjustable rate first lien mortgage loans that are scheduled to reprice during the remainder of 2000. Residential mortgage balances may continue to decline as prepayments, refinancing and sales into the secondary market are expected to exceed new originations. While the Company continues to emphasize its competitive advantages in business banking, it also seeks to increase its mortgage and home equity loan originations and to mitigate the runoff of residential mortgages through active solicitation of residential mortgage borrowers identified as more likely to refinance their balances. The interest earned on refinanced loans may be lower than that currently earned on the existing loans.

Period end total deposits decreased $6.4 million in the first nine months of 2000 to $1,361 million. Of this amount, total Public (Municipal) Funds decreased $11.9 million or 8.1% to $135.1 million and total non-public funds increased by $5.4 million or .4% to $1,226 million.

The following tables summarize the net changes in public (municipal) fund and non-public fund deposits from December 31, 1999 to September 30, 2000 (in thousands):

PUBLIC FUNDS

                                                                                                  Percent
                                                                                                  Change
                                         Balance             Balance               Net             over
                                        12/31/99             9/30/00              Change          Y/E'99
                                       --------------------------------------------------------------------
Demand accounts                         $  3,434            $  8,885           $   5,451            158.7%

NOW accounts                              11,841              14,664               2,823             23.8

Money market accounts                     14,185              15,633               1,448             10.2

Savings accounts                           3,541               2,755                (786)           (22.2)

Time deposits                            113,923              93,137             (20,786)           (18.2)
                                       --------------------------------------------------------------------
Total public deposits                   $146,924            $135,074            $(11,850)            (8.1)
                                       ====================================================================

Public funds balances decreased in the first nine months of 2000 principally in short term time deposits which reflected less aggressive bidding for such deposits relative to many area banks. Increases in the demand deposit, NOW account and money market categories principally reflect seasonal tax deposits.

NON PUBLIC FUNDS

                                                                                                  Percent
                                                                                                  Change
                                           Balance             Balance            Net              over
                                          12/31/99             9/30/00           Change           Y/E'99
                                       --------------------------------------------------------------------
Demand accounts                         $  248,732          $  246,445         $ (2,287)             (.9)%

NOW accounts                                41,204              49,580            8,376             20.3

Money market accounts                      257,333             210,667          (46,666)           (18.1)

Savings accounts                           245,205             241,761           (3,444)            (1.4)

Time deposits                              428,381             477,806           49,425             11.5
                                       --------------------------------------------------------------------
Total non public deposits               $1,220,855          $1,226,259         $  5,404               .4%
                                       ====================================================================

Non-public deposits increased $5.4 million compared to December 31, 1999. NOW and time deposit categories increased $57.8 million over year end 1999 totals due to several promotional products offered by the Bank. The decline in money market balances reflects both the highly competitive pricing being offered by many area financial institutions and competition for savings dollars with other investment markets, especially the mutual fund markets as well as a shifting into promotional products offered by the Bank.

Consolidated stockholders' equity at September 30, 2000 was $145.3 million, up $3.2 million over year end 1999, primarily due to the Company's net retention of earnings for the first nine months of the year of $7.8 million and by $2.9 million of stock issuance proceeds from the Company's stock option and dividend reinvestment plans and the decrease of $2.5 million in accumulated other comprehensive loss due to changes in the net unrealized gains and losses, after tax, in the market value of available for sale securities. These increases were mostly offset by the purchase of approximately 731,000 shares of Treasury stock during the first nine months of 2000 ($10.0 million). The ratio of stockholders' equity to total assets remained strong at September 30, 2000 standing at 9.2%, compared to 8.9% at December 31, 1999. Tier I capital to average assets was 9.3% and 9.3% at both September 30, 2000 and December 31, 1999.

Results of Operations
---------------------

Interest income as reported, for the nine months ended September 30, 2000, compared to the same period in 1999, increased $4.6 million or 5.6% while interest expense increased by $7.9 million or 24.6%. This resulted in a decrease in net interest income of $3.3 million or 6.7%. The provision for loan losses decreased by $1.1 million or 58.3%. Total non-interest income increased $23,000 or .3%. Total noninterest expenses, which includes a $520,000 charge for directors and officers' stock appreciation rights' expenses, decreased by $702,000 or 2.2% from the first nine months of 1999. Net income after tax decreased by $81,000 or .5% to $14.97 million. Diluted earnings per common share increased to $.93 for the nine months of 2000 compared to $.88 for 1999, or by 5.7%. The impact of the directors and officers stock appreciation rights expenses recorded reduced diluted earnings per share by $.02 for both the three and nine months ended September 30, 2000.

The net income and earnings per common share data and annualized returns on average assets and equity is summarized below:

                                                  Three months ended                Nine months ended
                                                  ------------------                -----------------

                                                9/30/00         9/30/99          9/30/00         9/30/99
                                                -------         -------          -------         -------
Net income (in thousands)                        $4,657          $5,327          $14,970         $15,051

Per common share:*

  Basic earnings                                   0.29            0.32             0.94            0.89

  Diluted earnings                                 0.29            0.32             0.93            0.88

Return on average assets                           1.19%           1.36%            1.27%           1.30%

Return on average
stockholders' equity                              13.18%          14.67%           14.13%          13.41%

 * Adjusted for the 10% stock dividend declared December 1999.

Interest income
---------------

On a tax equivalent basis, gross interest income increased by $4.7 million or 5.7% for the nine months ended September 30, 2000 compared to the same period in 1999, due principally to the increase in average interest earning assets of $34.2 million. Average loans increased by $46.3 million, average securities increased $2.0 million and average federal funds sold decreased by $14.2 million.

Total interest expense increased by $7.9 million or 24.6% for the nine month period ended September 30, 2000 as compared to the nine months ended September 30, 1999 due both to higher interest paid on deposits and an increase in average borrowed funds of $48.3 million.

The Federal Reserve has raised short-term interest rates five times since the beginning of the quarter ended September 30, 1999. In addition, intense competition exists for deposits from both other financial institutions and non-financial institutions. This has resulted in higher levels of interest expense relative to the overall changes in balances. While such increases in market rates have benefited the yield on the Company's cash and investments, competitive pressures for retention of existing loans and on the generation of new loans has not allowed the Company to pass on to borrowers the full effect of the increases in the prime rate that have taken place over the past year. The result is that average yields on interest earning assets increased (25 basis points) to 7.83% for the nine months ended September 30,2000 vs. 7.58% as of the same period in 1999 reflecting increases in yields on taxable securities, fed funds sold and tax-exempt securities while the average yield on loans remained flat over the same time period at 8.46%. However, average interest bearing liability rates paid increased (79 basis points) to 4.53% for the nine months ended September 30, 2000 vs. 3.74% for the nine months ended September 1999 due primarily to the effect of $48.3 million increase in average borrowed funds at an average cost of 6.34% vs. 5.36% in the prior year and to the migrations of customer deposit balances from lower cost accounts to higher cost time deposits. Accordingly, net interest margin on a tax equivalent basis decreased to 4.27% for the nine months ended September 30, 2000 compared to 4.65% for the same period in 1999. Variances due to changes in rates (primarily higher deposit costs) produced a $3.5 million overall net decrease in net interest income in the nine months of 2000 compared to the same period in 1999. At the same time the increase in average earning assets and liabilities substantially offset each other resulting in a small($.2 million) net volume related increase in net interest income over the same period. The net effect was that tax equivalent net interest income before provision for loan losses was $47.8 million for the nine months ended September 30, 2000 compared to $50.9 million for the comparable period in 1999, a decrease of $3.1 million or (6.1%). Excluding the effects of tax equivalent adjustments, net interest income was down $3.3 million. This difference is more than offset by savings in tax expense. The Bank continues to utilize tax saving strategies to enhance its overall net income.

The table below sets forth the consolidated average balance sheets for the Company for the periods indicated. Also set forth is information regarding weighted average yields on interest-earning assets and weighted average rates paid on interest-bearing liabilities (dollars in thousands).


                                                                   Nine Months Ended September 30,
                                                          2000                                          1999
                                                          ----                                          ----

                                             Average                        Yield/          Average                    Yield/
                                             Balance       Interest           Cost          Balance      Interest        Cost
-------------------------------------------------------------------------------------------------------------------------------
ASSETS

Interest-earning assets:

Loans (1)                                 $1,005,804        $63,846           8.46%      $  959,501       $60,893        8.46%

Taxable Securities                           360,914         17,040           6.30          363,280        15,438        5.67
Tax-exempt  Securities (2)                   102,608          5,660           7.35           98,201         5,189        7.05

Fed Funds Sold                                23,879          1,096           6.12           38,034         1,402        4.91
                                          ----------        -------                      ----------       -------
Total Interest Earning
Assets                                     1,493,205         87,642           7.83        1,459,016        82,922        7.58

Noninterest Earning Assets:

Cash & Due from Banks                         36,635                                         45,714

Premises & Equipment                          26,449                                         27,759

Other Assets                                  36,199                                         29,236

Allowance for Loan Losses                    (21,834)                                       (21,572)
                                          ----------        -------                      ----------       -------

Total Assets                              $1,570,654         87,642           7.44       $1,540,153        82,922        7.18
                                          ==========        -------                      ==========       -------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Interest-Bearing

Savings Deposits                          $  246,139          5,538           3.00%      $  271,750         5,248        2.58%

NOW Accounts                                  58,184            612           1.40           56,777           427        1.00

Money Market Accounts                        252,341          7,842           4.14          313,408         8,298        3.53

Other Time Deposits                          539,105         22,345           5.53          474,045        16,990        4.78

Borrowed Funds                                74,359          3,533           6.34           26,011         1,046        5.36
                                          ----------        -------                      ----------       -------

Total Interest-Bearing                     1,170,128         39,870           4.53        1,141,991        32,009        3.74

Noninterest-Bearing

Demand Deposits                              248,598                                        236,867

Other                                         10,709                          3.71           11,615                      3.07
                                          ----------                                     ----------
Total Noninterest-Bearing
Liabilities                                  259,307                                        248,482

Stockholders' Equity                         141,219                                        149,680
                                          ----------                                     ----------
Total Liabilities and
Stockholders' Equity                      $1,570,654         39,870                      $1,540,153        32,009
                                          ==========        -------                      ==========       -------
Net Interest Margin                                          47,772           4.27                         50,913        4.65

Less Tax Equivalent
Adjustments                                                  (1,981)                                       (1,816)
                                                            -------                                       -------

Net Interest Income                                         $45,791           4.09%                       $49,097        4.49%
                                                            =======          =====                        =======       =====

Excess of interest earning
assets over interest
bearing liabilities                       $  323,077                                     $  317,024
                                          ==========                                     ==========

Ratio of Average Interest-
Earning Assets to Average
Interest-Bearing
Liabilities                                  127.61%                                         127.76%
                                          =========                                      ==========
-------------------------------------------------------------------------------------------------------------------------------

(1) Average Balances include non-accrual loans.
(2) Tax Equivalent Yields on tax-exempt securities based on a Federal tax rate of 35%.

The table below details the changes in interest income and interest expense for the period indicated due to both changes in average outstanding balances and changes in average interest rates:

Rate/Volume Analysis (in thousands)

                                                                     Nine Months Ended September 30,
                                                                               2000 vs. 1999
                                                       ------------------------------------------------------
                                                                       Increase (Decrease) due to
                                                       ------------------------------------------------------
                                                          Volume                Rate                  Net(1)
                                                          ------                ----                  ----
Interest Income:
Loans                                                    $ 2,939              $    14                $  2,953

Taxable investment securities                               (112)               1,714                   1,602

Tax-exempt investment(2)
securities                                                   243                  228                     471

Federal funds sold                                          (650)                 344                    (306)
                                                         -------              -------                --------
Total interest income                                      2,420                2,300                   4,720

Interest expense:

   Savings deposits                                         (495)                 785                     290

   NOW/accounts                                               11                  174                     185

   Money market accounts                                  (1,619)               1,163                    (456)

   Other Time Deposits                                     2,332                3,023                   5,355

   Borrowed funds                                          1,944                  543                   2,487
                                                         -------              -------                --------
Total interest expense                                     2,173                5,688                   7,861
                                                         -------              -------                --------
Net interest margin(3)                                       247              ($3,388)                 (3,141)

   Less tax equivalent effect                                (92)                 (73)                   (165)
                                                         -------             --------                --------
Net interest income                                      $   155              ($3,461)                ($3,306)
                                                         =======             ========                ========

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each to the total change.

(2) Equivalent yields on tax exempt securities based on a Federal tax rate of 35%.

(3)The Company's stock repurchase program utilized $15.0 million in average available funds over the prior year. At the average year to date 2000 overall investment and fed funds yield of 6.51%, the imputed loss of income due to the Company's stock repurchase program represented approximately $730,000 of the $3.1 million decline in net interest income on a tax-equivalent basis.

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

The provision for loan losses decreased from $1,800,000 in 1999 to $750,000 in 2000.

Net charge-offs for the first nine months of 2000 were $838,000 compared to $1,159,000 for the same period in 1999. The ratio of net chargeoffs to average loans, on an annualized basis, remained unchanged at .16% for the time period September 1999 vs. September 2000.

Total non-performing assets were approximately $9.0 million at the end of September 2000, down $3.3 million from $12.3 million at September 1999, while slightly up from the $8.9 million at year end 1999. Period end non-performing loans of $7.9 million at September 2000 were down $2.8 million from September 1999 but were up $.3 million over the December 31, 1999 level of $7.5 million. OREO balances were up $.5 million from September 30, 1999 and down $.3 million from December 31, 1999 levels.

Nonperforming assets represent 130 loans or OREO properties of which on1y 7 have balances in excess of $300,000 of which four of these loans totaling $2.4 million, consisting of two relationships, are secured by commercial real estate. Another is an OREO property with a balance of $513,000. Of the total nonperforming loans, 30% are collateralized by residential property, 67% by commercial property, and 3% by other assets or unsecured.

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

The table below summarizes the Company's allowance for loan losses and its loan loss experience for the periods indicated (dollars in thousands):

                                     For the nine months                 For the year
                                     ended September 30,                 ended December 31,

                                            2000            1999                1999         1998          1997
                                            ----            ----                ----         ----          ----
                                     ----------------------------        --------------------------------------
Balance at beginning of
period                                    $21,786         $21,270             $21,270      $19,331       $18,533

Chargeoffs:
Commercial & industrial                       214             196                 368          406         1,448

Consumer installment & other                1,044           1,379               1,461        1,620         1,146

Real estate mortgage                          365             831               1,308        3,344         2,164
                                     ----------------------------        ---------------------------------------
Total charge-offs                           1,623           2,406               3,137        5,370         4,758

Recoveries:
Commercial & industrial                       190              64                 322          462           164

Consumer installment & other                  528             418                 533          481           160

Real estate mortgage                           67             765                 798          437           757
                                     ----------------------------        ---------------------------------------
Total recoveries                              785           1,247               1,653        1,380         1,081
                                     ----------------------------        ---------------------------------------
Net charge-offs                              (838)         (1,159)             (1,484)      (3,990)       (3,677)

Provision for loan losses                     750           1,800               2,000        5,929         4,475
                                     ----------------------------        ---------------------------------------
Balance at end of period                  $21,698         $21,911             $21,786      $21,270       $19,331
                                     ============================        =======================================

Ratio of net charge-offs to
average loans outstanding
during the period
(annualized)                            .16%          .16%               .15%          .40%         .35%

Allowance for loan losses
as a percent of period-end loans       2.17%         2.28%              2.19%         2.18%        1.85%

Allowance as a percent of               284%          205%               290%          226%         214%
non-performing loans

Nonperforming loans and OREO            .87%         1.27%               .89%         1.03%        1.00%
to total loans and OREO

The table below summarizes the Company's nonperforming assets and restructured loans at the dates indicated (dollars in thousands):

                                                At September 30,                                  At December 31,
                                                ----------------                                  ---------------
                                              2000            1999                      1999            1998           1997
                                            -----------------------                   ---------------------------------------
Nonaccrual loans: (1)

Real estate mortgage                          $6,751        $8,483                       $6,289      $8,282          $7,602

Commercial & Industrial                          754         1,564                          921         558             164

Consumer & other                                 196           362                          106          83             123
                                          ------------------------                    -------------------------------------
Total nonaccrual loans                         7,701        10,409                        7,316       8,923           7,889

Loans 90 days or more past
due and still accruing:

Real estate mortgage                               -             -                            -         224             129

Commercial & industrial                          129           253                          129         205             188

Consumer & other                                   -             5                           35          68             126
                                          ------------------------                    -------------------------------------
Total 90 days past due and
still accruing                                   129           258                          164         497             443

Restructured - real estate                        22             -                           25          28             682
                                          ------------------------                    -------------------------------------
Total non-performing and
restructured loans                             7,852        10,667                        7,505       9,448           9,014

Other real estate owned (2)                    1,100         1,605                        1,369         628           1,366
                                          ------------------------                    -------------------------------------
Total non-performing assets                   $8,952       $12,272                       $8,874     $10,076         $10,380
                                          ========================                    =====================================
Non-performing and re-
structured loans as a
percent of total loans                           .79%         1.11%                         .76%        .96%            .87%
                                        ==========================                    =====================================
Nonperforming assets as a
percent of total assets                          .57%          .77%                         .56%        .64%            .64%
                                        ==========================                    =====================================

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

(2) Other real estate owned totals $1,100,000 at September 30, 2000 and includes 9 properties acquired through foreclosure: 5 residences and 4 non-farm nonresidential properties.

In addition to the nonperforming loans and other nonperforming assets noted above, at September 30, 2000, the Company had approximately $26.3 million in loans requiring special attention (substandard) compared to $22.9 million of similar loans at December 31, 1999. Such loans are being monitored so that if present concerns about the borrowers' ability to comply with repayment terms becomes evident, management will be able to quickly assess impairment. Further deterioration in such borrowers' financial position may result in reclassifying them as nonperforming assets.

The following table summarizes impaired loans for the periods indicated (in thousands):

                                                                  September 30, 2000        December 31, 1999
                                                                  ------------------        -----------------
  Impaired loans with allowance established $2,619,000
  and $3,793,000, respectively)                                              $11,769                  $11,515
  Impaired loans which have been written down
  $255,000 and $219,000, respectively)                                           341                      431
                                                                             -------                  -------
  Total                                                                      $12,110                  $11,946
                                                                             =======                  =======

  Average amount of impaired loans
  for the period                                                             $12,028                  $10,407
                                                                             =======                  =======

The following table shows, at the dates indicated, the allocation of the allowance for loan losses, by category, and the percentage of loans in each category to total gross loans (dollars in thousands):


                                      September 30,                                             December 31,

                                2000                1999                     1999                 1998                  1997
                         -----------------------------------------   --------------------------------------------------------------
Balance at end of                     % of                 % of                    % of                 % of                 % of
period applicable to:                 total                total                  total                total                 total
                            Amount    loans     Amount     loans       Amount     loans      Amount    loans       Amount    loans
                         -----------------------------------------   --------------------------------------------------------------
Commercial &
industrial                 $ 3,011     12.9%    $4,902      11.8%     $ 4,426      11.9%    $ 2,472     11.7%     $ 2,131      9.0%

Consumer & other             3,621     14.4      3,184      14.6        3,399      14.4       3,530     14.4        3,699     15.1

Real estate -
mortgage                    11,099     72.7     12,069      73.6       11,871      73.7      11,679     73.9        9,451     75.9

Unallocated                  3,967        -      1,756         -        2,090         -       3,589        -        4,050        -
                         -----------------------------------------   --------------------------------------------------------------
Total                      $21,698      100%   $21,911       100%     $21,786       100%    $21,270      100%     $19,331      100%
                         =========================================   ==============================================================

Noninterest Income
------------------

Total noninterest income increased by $23,000 or .3% to $7.8 million during the first nine months of 2000 compared to the same period of 1999. Specifically, service charges and fees increased $201,000 and trust income increased by $82,000. Lower levels of sales of loans into the secondary market resulted in a decrease in gains on sales of loans of $66,000, while lower levels of gains on sales of securities of $156,000 and lower income from other sources of $122,000 (principally one time property sales consummated in 1999) also offset these improvements.

Other Expenses
--------------

In total, noninterest expense decreased by $702,000 or 2.2% to $31.3 million for the first nine months of 2000 compared to the same period of 1999. This includes $520,000 in charges for directors' and officers' stock appreciation rights' expenses due to increases in the market price of the Company's common stock. Of this, $520,000 charge, the employee component of $282,000 was charged to salary and benefits expense, and the directors' component of $238,000 was charged to other expenses. Despite this, salaries and employee benefits expense decreased $135,000 to $16.4 million at September 30, 2000 vs. $16.6 million in the first nine months of 1999 due to lower levels of personnel as economies of the 1998 merger were more fully realized. Occupancy and equipment expense decreased over the same period in 1999 by $384,000 due also to further realization of economies related to the 1998 merger. Other real estate owned expenses were $51,000 higher due to more properties under management and credits received in 1999. Other expenses decreased by $234,000 reflecting continued emphasis on controlling costs and reductions in levels of consulting fees paid from 1999 levels.

Net Income
----------

Pretax income decreased by $1.5 million to $23.5 million for the nine months ended September 30, 2000 compared to the same period in 1999. The Company's effective tax rate decreased to 30.5% from 34.8% as a result of higher levels of investments in tax preferenced securities and the higher levels of utilization of a state tax advantaged subsidiaries. This resulted in net tax savings of $1.4 million. Net income was $15.0 million for the nine months ended September 30, 2000 vs. $15.1 million for the same period in 1999, an decrease of $81,000 or
 .5%.

Three Months Ended September 30, 2000 vs. September 30, 1999
------------------------------------------------------------

Net interest income decreased $1.7 million or 10.0% for the three months ended September 30, 2000 compared to 1999, primarily due to the much higher levels of interest expense which were only partially offset by volume driven increases in loan income as discussed earlier.

Provisions for loan losses remained unchanged at $300,000 for the three month period ended September 30, 2000 vs. September 30, 1999.

Total non-interest income increased $100,000 to $2.6 million for the three months ended September 30, 2000 compared to 1999, primarily due to higher service charges and fees on deposit accounts ($30,000) and trust income ($15,000) and increased levels of other income.

Total noninterest expense increased $.3 million for the three months ended September 30, 2000 compared to 1999 due to increases in salaries and benefits ($522,000), (of which $282,000 was stock appreciation rights expense) being offset partially by decreases in occupancy and equipment ($232,000) and other expense of $36,000 (net of $238,000 in stock appreciation rights expenses). Pretax income decreased $1.8 million to $6.3 million for the three months ended September 30, 2000 compared to the same period of 1999, while income taxes decreased more than proportionately by $1.1 million, due to fuller utilization of tax advantaged subsidiaries and continued higher levels of tax-exempt securities. Comparative income after taxes decreased $670,000 to $4.7 million for the quarter ended September 30, 2000 vs. 1999.

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

The following chart (in thousands) provides a quantification of the Company's interest rate sensitivity gap as of September 30, 2000, based upon the known repricing dates of certain assets, at amortized cost, and liabilities and the assumed repricing dates of others. As shown in the following chart, at September 30, 2000, assuming no management action, the Company's principal interest rate risk is to a rising rate environment and particularly within one year time frame. That is, net interest revenue would be expected to be adversely affected by an increase in interest rates (on a one-for-one basis) above the rates embedded in the current yield curve, principally due to the higher level of liabilities ($905.6 million) that would reprice relative to similarly categorized assets ($682.0 million) in that time frame.

This exposure would be mitigated over the longer term as the Company has $553.8 million more in repriceable interest earning assets than interest bearing liabilities beyond one year.

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

                                                                                                        Greater
                                                                         Total                            than
Maturity Repricing                    3 months         4 months          within          One yr.          five
 Date (1)(2)                           or less        to one yr.         one yr.        to 5 yrs.         yrs.          Total
                                     ------------------------------------------------------------------------------------------
Securities (3)                       $ 119,233         $ 55,776         $175,009         $199,331       $ 92,653     $  466,993

Fed Funds                               36,882                            36,882                                         36,882

Fixed rate loans                        80,363           79,223          159,586          227,114         54,998        441,698

Floating rate loans (3)                153,751          156,740          310,491          238,055          2,021        550,567
                                     ---------         --------        ---------         --------       --------     ----------
Total interest
earning assets (1)                     390,229          291,739          681,968          664,500        149,672      1,496,140
                                     ---------         --------        ---------         --------       --------     ----------
Other interest bearing
deposits (4)                           277,816           75,463          353,279          111,605         70,176        535,060

Time/Other (5)                         305,447          186,910          492,357           77,618            969        570,944

Borrowings                              60,000                            60,000                                         60,000
                                     ---------         --------        ---------         --------       --------     ----------
Total interest-bearing
liabilities                            643,263          262,373          905,636          189,223         71,145      1,166,004
                                     ---------         --------        ---------         --------       --------     ----------
Interest Sensitivity
gap (6)                              $(253,034)        $ 29,366        $(223,668)        $475,277       $ 78,527     $  330,136
                                     ==========================================================================================
Gap as a percent of
earnings assets                         (16.91)%           1.96%          (14.95)%          31.77%          5.25%         22.07%
                                     ==========================================================================================

(1) Interest rate sensitivity gaps are defined as the fixed rate positions (assets less liabilities) for a given time period. The gaps measure the time weighted dollar equivalent volume of positions fixed for a particular period. The gap positions reflect a repricing date at which date funds are assumed to "mature" and reprice to a current market rate for the asset or liability. The table does not include loans on nonaccrual status or net unrealized losses recorded on available-for-sale securities as of September 30, 2000.

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

(5) Time/Other: Time deposits $570.9 million and other interest-bearing liabilities ($60 million) are classified by contractual maturity or repricing frequency.

(6) Noninterest bearing deposit liabilities were approximately $10.0 million at September 2000.

Capital Resources and Liquidity
-------------------------------

The following summarizes the minimum capital requirements and capital position at September 30, 2000:

                                                                                  To be Well Capitalized Under
                                          Capital Position at                     "Prompt Corrective Action"
                                          September 30, 2000                      Provision of FDICIA
                                          ------------------------------          --------------------

                                          Bank Only         Consolidated
                                          ---------         ------------
Total Capital
 to Risk-Weighted Assets                      13.01%              14.11%                        10%

Tier 1 Capital
 to Risk-Weighted Assets                      11.75%              12.85%                         6%

Tier 1 Capital to Average
 Assets (Leverage Ratio)                       8.51%               9.27%                        5%(1)

(1) Regulatory authorities require all but the most highly rated banks and bank holding companies to have a leverage ratio of at least between 4.0% - 5.0%.

At September 30, 2000, the Bank met the requirements for a "well capitalized" institution based on its capital ratios as of such date.

The Company believes that its cash and cash equivalents of $77.6 million in addition to its securities available for sale of $430.2 million at September 30,2000 are sufficient to meet both the funding needs of its borrowers and the liquidity requirements of its depositors.

The Company's equity to assets level is 9.2% at September 30, 2000. As such, management believes that the Company has ample capital available for future growth. The Company also has available lines of credit with the Federal Home Loan Bank, Federal Reserve and other commercial banks.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Quantitative and qualitative disclosure about market risk is presented at December 31, 1999 in Item 7A in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2000. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. The Company is not subject to foreign currency exchange or commodity price risk. At September 30, 2000, neither the Company nor the Bank owned any trading assets, nor did they utilize hedging transactions such as interest rate swaps and caps.

GAP Analysis. The one-year and five-year cumulative interest sensitivity gap as a percentage of total assets have changed from (24.5%) and 45.5% at December 31, 1999, respectively. , to (14.95%) and 37.02% at September 30, 2000,
respectively. As previously discussed, the Company changed the maturity and rate sensitivity reporting for the savings and NOW categories effective with reporting period June 30, 2000, which recategorized a substantial portion of these balances out beyond one year due to a reanalysis of the decay of deposits during the twenty-four month period since the 1998 merger. At December 31, 1999, reporting of these balances was categorized in the four months to one year category.

Interest Rate Risk Compliance. The Bank continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at December 31, 1999. There have been no changes in the board approved limits of acceptable variance in net interest income and net portfolio value change at September 30, 2000 compared to December 31, 1999, and the impact of possible changes within the Company's models continue to fall within all board approved limits for potential interest rate volatility. The adjustment of the GAP analysis noted above had no significant impact on the overall model results as the NOW and savings categories of deposits have the lowest average cost of funds.

See also Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations "Asset/Liability Management".

Part II

Item 4.  NONE
-------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a.    Exhibits

      2        Amendment to Merger Agreement, filed on Form 8-K, July 12, 2000

      27       Financial Data Schedule (with EDGAR filings included)

b.    Reports on Form 8-K
      -------------------

      On July 12, 2000, the Company filed a Current Report on Form 8-K dated July 9,2000 to disclose the pending Merger with M&T Bank Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                            Premier National Bancorp, Inc.
                                                     (Registrant)


Date:  November 8, 2000                     /s/ Paul A. Maisch
                                            ------------------
                                            Paul A. Maisch
                                            Duly Authorized Officer and
                                            Principal Financial Officer

                                 EXHIBIT INDEX

Exhibit

Number        Description
------        -----------

     2        Amendment to Merger Agreement

     27       Financial Data Schedule (with EDGAR filings included)